Form 10QSB
period 1996-02-29
OLYMPUS MTM CORP
filed 1997-04-04
CIK 831489

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 29, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                                 Commission File No. 0-16665


                                  OLYMPUS M.T.M. CORPORATION
                        (Name of Small Business Issuer in its Charter)


                    UTAH                               87-0426358
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                                5525 South 900 East, Suite 110
                                  Salt Lake City, Utah 84117
                           (Address of Principal Executive Offices)

                           Issuer's Telephone Number: (801)262-8844


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes       No  X           (2)  Yes  X    No
         ----     ----              ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

 None; Not Applicable

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                February 11, 1997

                                    902,017*

*Reflects a 150 for 1 reverse split of the outstanding voting securities of the Company, effective August 20, 1996, while retaining the authorized capital at $50,000 divided into 50,000,000 shares of $0.001 par value common voting stock, with appropriate adjustments in the stated capital and capital surplus accounts of the Company and with fractional shares being rounded to the nearest whole share. Any shareholder holding 100 or more pre-split shares retained a minimum of 100 post-split shares.



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                           OLYMPUS M.T.M. CORPORATION
                                 BALANCE SHEETS
                     February 29, 1996 and November 30, 1995

                                                                              2/29/96               11/30/95
                                                                          -----------------     -----------------
                                                                            [Unaudited]
ASSETS

      Total Current Assets                                              $                0    $                0

                                                                          -----------------     -----------------
TOTAL ASSETS                                                            $                0    $                0
                                                                          =================     =================

LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities
           Loans from stockholders                                      $                0                     0
      Total Current Liabilities                                                          0                     0
                                                                          -----------------     -----------------

                                                                          -----------------     -----------------
TOTAL LIABILITIES                                                                        0                     0

EQUITY
           Common Stock                                                             39,800                39,800
           Paid-in Capital                                                       3,015,505             3,015,505
           Accumulated Deficit                                                  (3,055,305)           (3,055,305)
                                                                          -----------------     -----------------
TOTAL EQUITY                                                                             0                     0

                                                                          -----------------     -----------------
TOTAL LIABILITIES & EQUITY                                              $                0    $                0
                                                                          =================     =================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The November 30, 1995 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                           OLYMPUS M.T.M. CORPORATION
                            STATEMENTS OF OPERATIONS
          For the Three-Month Periods Ended February 29, 1996 and 1995

                                                               Three Months          Three Months
                                                                  Ended                 Ended
                                                                 2/29/96               2/29/95
                                                            -------------------   -------------------
                                                               [Unaudited]           [Unaudited]
REVENUE
      Income                                              $                  0  $                  0
                                                            -------------------   -------------------
NET REVENUE                                                                  0                     0

OPERATING EXPENSES
      Office Expenses                                                        0                     0
      Professional Fees                                                      0                     0
                                                            -------------------   -------------------
TOTAL OPERATING EXPENSES                                                     0                     0

                                                            -------------------   -------------------
NET INCOME/(LOSS)                                         $                  0  $                  0
                                                            ===================   ===================


NET LOSS PER SHARE                                        $               0.00  $               0.00
                                                            ===================   ===================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                       39,800,080            39,800,080
                                                            ===================   ===================



                           OLYMPUS M.T.M. CORPORATION
                            STATEMENTS OF CASH FLOWS
          For the Three-Month Periods Ended February 29, 1996 and 1995

                                                                       Three Months           Three Months
                                                                           Ended                  Ended
                                                                          2/29/96                2/29/95
                                                                     ------------------     ------------------
                                                                        [Unaudited]            [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                         $                 0    $                 0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in loans from shareholder                                    0                      0
                                                                     ------------------     ------------------
      Net Cash Used For Operating Activities                                         0                      0
                                                                     ==================     ==================

Cash Flows Provided by Financing Activities                                          0                      0
-------------------------------------------

      Net Increase In Cash                                                           0                      0

      Beginning Cash Balance                                                         0                      0

      Ending Cash Balance                                       $                    0    $                 0
                                                                     ------------------     ------------------

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending February 29, 1996, or since on or before April 1990. On December 1, 1995, the Company was involuntarilry dissolved by the State of Utah for failure to file an annual report. On July 31, 1996 the Company was reinstated. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.

     The Company has had no operations since on or before April 1990. During the quarterly period covered by this Report, the Company received no revenue and incurred nominal expenses.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; Not applicable.

Item 2.Changes in Securities.

None; Not applicable.

Item 3.Defaults Upon Senior Securities.

None; Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

     On July 20, 1996, by Unanimous Consent of Majority Shareholders of Olympus M.T.M. Corporation, Duane S. Jenson and Ernest C. Psarras, who, on the date thereof, collectively owned seventy-nine percent (79%)of the issued and outstanding shares of the Company's common stock, unanimously consented to adopt Quinton Hamilton as Secretary, Treasurer and Director and Jason Ritchie as Vice President and Director. In addition, Ernest C. Psarras was retained as President and Director of the Company.

Item 5.Other Information.

        On December 1, 1995, the Company was involuntarily dissolved under provisions of Utah Law for failure to file an annual report. The Company was reinstated on July 31, 1996 with the State of Utah.

     Subsequent Events:

     On April 19, 1996, Duane S. Jenson, President of Jenson Services, Inc., purchased 10,000,000 pre-split or 66,670 post-split, shares of the Company's securities from A-Vista Corporation. At the time of purchase, these securities represented approximately 25.77 percent of the Company's outstanding securities. As of February 11, 1997, these shares represent approximately 7.39 percent of the Company's outstanding securities.

     On July 20, 1996, by Unanimous Consent of Majority Shareholders of Olympus M.T.M. Corporation, Duane S. Jenson and Ernest C. Psarras, who, on the date thereof, collectively owned seventy-nine percent (79%)of the issued and outstanding shares of the Company's common stock, unanimously consented to adopt Quinton Hamilton as Secretary, Treasurer and Director and Jason Ritchie as Vice President and Director. In addition, Ernest C. Psarras was retained as President and Director of the Company.

     On July 23, 1996, the Board of Directors of the Company resolved to: adopt new Bylaws; reissue lost stock certificates of Eadac Investments, contingent on Eadac Investments submitting a signed and notarized copy of a lost certificate affidavit; enact a 1 for 150 reverse split of the 39,800,080 outstanding securities of the Company, while retaining the present authorized capital (50,000,000) and par value (.001) and accounts of the Company, with fractional shares being rounded to the nearest whole share, and with any stockholder holding 100 or more pre-split shares retaining a minimum of 100 post-split shares, the effective date of the reverse split was set for August 20, 1996; issue 636,350 shares of post-split common stock to Jenson Services, Inc., for expenses incurred by the Company and settled by Jenson Services; that Leonard W. Burningham, Esq. and Branden T. Burningham., Esq. be retained as legal counsel for the Company; that Jenson Services, Inc. be retained as consultants to the company; that the registered agent of the Company be changed from Swen A. Mortenson to Jeff D. Jenson, Vice-President of Jenson Services, Inc., the office of the new registered agent is 5525 S. 900 E. Suite 110 S.L.C., UT 84117. Unless otherwise noted, all subsequent share calculations take into account this reverse split.

     On October 27, 1996, Jason Ritchie resigned as officer and director of the Company, at that time, Terry Hardman was appointed as an officer and director to replace Mr. Ritchie.


Item 6.Exhibits and Reports on Form 8-K.

(a) Exhibits*

None.

(b)Reports on Form 8-K.

None.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OLYMPUS M.T.M. CORPORATION



Date: 4-2-97                By/S/Ernest C. Psarras
                            Ernest C. Psarras, President and Director



Date: 4-2-97                By/S/Terry Hardman
                            Terry Hardman, Vice President and Director



Date: 4-3-97                By/S/Quinton Hamilton
                            Quinton Hamilton, Secretary, Treasurer and Director