Form 10QSB
period 1996-05-31
OLYMPUS MTM CORP
filed 1997-04-04
CIK 831489

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 1996

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

(1)  Yes   X    No             (2)  Yes  X    No
         ----     ----              ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the Issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court. Yes_____ No X

None; not applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

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

                            OLYMPUS M.T.M. CORORATION
                                 BALANCE SHEETS
                       May 31, 1996 and November 30, 1995

                                                                              5/31/96               11/30/95
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
                                                                          =================     =================

LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities
           Loans from stockholders                                      $              216                     0
      Total Current Liabilities                                                        216                     0
                                                                          -----------------     -----------------

                                                                          -----------------     -----------------
TOTAL LIABILITIES                                                                      216                     0

EQUITY
           Common Stock                                                             39,800                39,800
           Paid-in Capital                                                       3,015,505             3,015,505
           Accumulated Deficit                                                  (3,055,521)           (3,055,305)
                                                                          -----------------     -----------------
TOTAL EQUITY                                                                          (216)                    0

                                                                          -----------------     -----------------
TOTAL LIABILITIES & EQUITY                                              $                0    $                0
                                                                          =================     =================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The November 30, 1995 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by

                           OLYMPUS M.T.M. CORPORATION
                            STATEMENT OF OPERATIONS
 For the Three-Month and Six-Month Periods Ended May 31, 1996 and May 31, 1995


                                                          Three Months          Three Months          Six Months        Six Months
                                                              Ended                 Ended               Ended             Ended
                                                             5/31/96               5/31/95             5/31/96           5/31/95
                                                        ------------------    ------------------    ---------------   --------------
                                                           [Unaudited]           [Unaudited]           [Unaudited]     [Unaudited]
REVENUE
     Income                                           $                 0   $                 0 $                0 $               0
                                                       ------------------    ------------------    ---------------   --------------
NET REVENUE                                                             0                     0                  0                 0

OPERATING EXPENSES
     Office Expenses                                                  216                     0                216                 0
     Professional Fees                                                  0                     0                  0                 0
                                                        ------------------    ------------------    ---------------   --------------
TOTAL OPERATING EXPENSES                                              216                     0                216                 0

                                                        ------------------    ------------------    ---------------   --------------
NET INCOME/(LOSS)                                     $              (216)  $                 0 $             (216)$               0
                                                        ==================    ==================    ===============   ==============


NET LOSS PER SHARE                                    $             (0.01)  $              0.00              (0.01)             0.00
                                                        ==================    ==================    ===============   ==============


WEIGHTED AVERAGE NUMBER OF SHARES                              39,800,080            39,800,080         39,800,080        39,800,080
     OUTSTANDING                                       ==================    ==================    ===============   ==============



                            OLMPUS M.T.M. CORPORATION
                            STATEMENTS OF CASH FLOWS
         For the Three and Six Month Periods Ended May 31, 1996 and 1995

                                                         Three Months         Three Months         Six Months          Six Months
                                                             Ended                Ended              Ended                Ended
                                                            5/31/96              5/31/95            5/31/96              5/31/95
                                                         ---------------     ----------------   -----------------   ----------------
                                                            [Unaudited]         [Unaudited]       [Unaudited]          [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                            $            (216)   $               0  $             (216) $                0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in loans from shareholder                   216                    0                 216                   0
                                                        ----------------     ----------------   -----------------  -----------------
      Net Cash Used For Operating Activities                          0                    0                   0                   0
                                                        ================     ================   =================   ================
Cash Flows Provided by Financing Activities                           0                    0                   0                   0
-------------------------------------------

      Net Increase In Cash                                            0                    0                   0                   0

      Beginning Cash Balance                                          0                    0                   0                   0

      Ending Cash Balance                             $               0    $               0  $                0  $                0
                                                        ----------------     ----------------   -----------------   ----------------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending May 31, 1996, or since on or before April 1990. The Company was involuntarily dissolved by the State of Utah on December 1, 1995, for failure to file an annual report and subsequently reinstated on July 31, 1996. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

(a)Exhibits.*

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