Form 10QSB
period 1996-08-31
OLYMPUS MTM CORP
filed 1997-04-04
CIK 831489

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 1996

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

                            OLYMPUS M.T.M. CORORATION
                                 BALANCE SHEETS
                       August 31, 1996 and November 30, 1995

                                                                              8/31/96               11/30/95
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
                                                                          =================     =================

LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities
           Accounts Payable                                                            100
           Loans from stockholders                                      $              716                     0
      Total Current Liabilities                                                        816                     0
                                                                          -----------------     -----------------

                                                                          -----------------     -----------------
TOTAL LIABILITIES                                                                      816                     0

EQUITY
           Common Stock                                                                266                39,800
           Paid-in Capital                                                       3,055,039             3,015,505
           Accumulated Deficit                                                  (3,056,121)           (3,055,305)
                                                                          -----------------     -----------------
TOTAL EQUITY                                                                          (816)                    0

                                                                          -----------------     -----------------
TOTAL LIABILITIES & EQUITY                                              $                0    $                0
                                                                          =================     =================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The November 30, 1995 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by

                           OLYMPUS M.T.M. CORPORATION
                            STATEMENT OF OPERATIONS
 For the Three-Month and Nine-Month Periods Ended August 31, 1996 and 1995


                                                          Three Months          Three Months          Nine Months        Nine Months
                                                              Ended                 Ended               Ended             Ended
                                                             8/31/96               8/31/95             8/31/96           8/31/95
                                                        ------------------    ------------------    ---------------   --------------
                                                           [Unaudited]           [Unaudited]           [Unaudited]     [Unaudited]
REVENUE
     Income                                           $                 0   $                 0 $                0 $               0
                                                       ------------------    ------------------    ---------------   --------------
NET REVENUE                                                             0                     0                  0                 0

OPERATING EXPENSES
     Office Expenses                                                  382                     0                598                 0
     Professional Fees                                                254                     0                  0                 0
                                                        ------------------    ------------------    ---------------   --------------
TOTAL OPERATING EXPENSES                                              636                     0                598                 0

                                                        ------------------    ------------------    ---------------   --------------
NET INCOME/(LOSS)                                     $              (636)  $                 0 $             (598)$               0
                                                        ==================    ==================    ===============   ==============


NET LOSS PER SHARE                                    $             (0.01)  $              0.00              (0.01)             0.00
                                                        ==================    ==================    ===============   ==============


WEIGHTED AVERAGE NUMBER OF SHARES                                 265,667            39,800,080            256,667        39,800,080
     OUTSTANDING                                       ==================    ==================    ===============   ==============



                            OLMPUS M.T.M. CORPORATION
                            STATEMENTS OF CASH FLOWS
         For the Three and Nine Month Periods Ended August 31, 1996 and 1995

                                                         Three Months         Three Months         Nine Months          Nine Months
                                                             Ended                Ended              Ended                Ended
                                                            8/31/96              8/31/95            8/31/96              8/31/95
                                                         ---------------     ----------------   -----------------   ----------------
                                                            [Unaudited]         [Unaudited]       [Unaudited]          [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                            $            (636)   $               0  $             (598) $                0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in loans from shareholder                   636                    0                 598                   0
                                                        ----------------     ----------------   -----------------  -----------------
      Net Cash Used For Operating Activities                          0                    0                   0                   0
                                                        ================     ================   =================   ================
Cash Flows Provided by Financing Activities                           0                    0                   0                   0
-------------------------------------------

      Net Increase In Cash                                            0                    0                   0                   0

      Beginning Cash Balance                                          0                    0                   0                   0

      Ending Cash Balance                             $               0    $               0  $                0  $                0
                                                        ----------------     ----------------   -----------------   ----------------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending August 31, 1996, or since on or before April 1990. The Company was involuntarily dissolved by the State of Utah on December 1, 1995, for failure to file an annual report and subsequently reinstated by the State on July 31, 1996. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

        On October 27, 1996, Jason Ritchie resigned as officer and director of the Company, at that time, Terry Hardman was appointed as Vice President and Director to replace Mr. Ritchie.


Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None; Not Applicable.

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