Form 10KSB
period 1996-11-30
OLYMPUS MTM CORP
filed 1997-04-04
CIK 831489

U. S. Securities and Exchange Commission
                                    Washington, D.C. 20549

                                         FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended November 30, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                                 Commission File No. 0-16665

                                  OLYMPUS M.T.M. CORPORATION
                        (Name of Small Business Issuer in its Charter)

             UTAH                                      87-0426358
(State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)


                        5525 South 900 East, Suite 110
                           Salt Lake City, UT 84117
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (801) 262-8844


                                255 East 400 South, Suite 200
                                      Salt Lake City, UT
                (Former Name or Former Address, if changed since last Report)


Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: One Mill ($0.001) par value common voting stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes X    No   (2)   Yes  X   No
         ---     ---           ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
November 30, 1996 - $ - 0 -

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     February 28, 1997 - $54.05  There are approximately 54,048 shares of
common voting stock of the Registrant held by non-affiliates.    During the
past five years, there has been no "public market" for shares of common stock of the Company, so the Company has arbitrarily valued these shares on the basis of par value(.001) per share.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

None; Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

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


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                    PART I

Item 1.  Description of Business.

Business Development
--------------------

     Olympus M.T.M. Corporation (the "Company"), was organized under the laws of the State of Utah on September 21, 1981, under the name of Adonis Energy, Inc. Adonis Energy, Inc., went public in the State of Utah via a public offering under the exemption of Section 3(a)11 of the Securities Act of 1933. A copy of the original Articles of Incorporation, as filed with the Secretary of State of Utah on September 21, 1981, are attached hereto and incorporated herein by reference. See Item 13, Part III, of this report. The Company was formed for the primary purpose of acquiring and investing in energy resources and to seek out, investigate and acquire interests in other types of assets, properties, and businesses which may have potential for profits. Capitalization was established and remains 50,000,000 shares authorized common stock and a par value of $0.001.

     On March 10, 1983, pursuant to an agreement and plan of reorganization, the Company acquired all of the outstanding stock of C&W Coal Producers Corp., a Nevada corporation ("C&W") and all the outstanding stock of Deseret Fuels and Mining Company, a Utah corporation ("Deseret"). C&W and Deseret may be regarded as predecessors of the Company, and all assets of these predecessors became assets of the Company, and all business was conducted by the Company. At this same time, the shareholders of the Company adopted a resolution changing the name of the Company from Adonis Energy, Inc., to Olympus M.T.M. Corporation. The main purpose of the name change was to reflect the Company's intention to diversify its operation and holdings. The Articles of Amendment to the Articles of Incorporation, which change the name of the Company from Adonis Energy, Inc. to Olympus M.T.M. Corporation, are attached as Exhibit (3) (1).

     On September 13, 1983, the Company entered into an agreement with Megabar Explosives Corporation ("Megabar") to assist in the funding of certain research and development projects being performed by Megabar. On March 27, 1985 the joint venture agreement between the Company and Megabar was terminated, with Megabar giving the Company a promissory note for $200,000, payable out of net distributable profits of Megabar and the Company holding a total of 2,623,380 shares of common stock of Megabar.

     On May 18, 1984, the Company purchased a royalty interest from SNS Imports, Inc., of $30 for each San Fu motor vehicle sold in the United States since January 1, 1984, for $200,000. In addition, the Company exchanged 1,000,000 shares of its common stock for 1,000,000 shares of SNS Imports, Inc., common stock.

     On August 14, 1985, the Registrant issued 4,200,000 shares of restricted common stock to acquire 2,170,000 shares of restricted common stock of Piezo Instruments, Inc. The acquisition was valued at $0.10 per share of stock issued. On March 20, 1986, the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock to acquire an additional 1,000,000 shares of Piezo Instruments, Inc., restricted common stock. The acquisition was valued at $0.10 per share. At November 30, 1986, the Company's stock was quoted on the over-the-counter market at $.375. Piezo Instruments, Inc., stock at November 30, 1986, was trading for $.50.

     On November 25, 1985, the Company entered into an agreement with Coal Reserves, Inc., a Utah corporation, wherein the coal properties held by the Company in Carbon and San Pete Counties of Utah would be subleased to Coal Reserves, Inc. Due to difficulties Coal Reserves, Inc., has experienced in obtaining needed financing, the payments called for in this agreement were not received. In exchange for a commitment by Coal Reserves, Inc., to reimburse the Registrant for all costs incurred pursuant to these leases since the date on the Coal Reserves project, a new agreement was entered into on March 1, 1987, reinstating the sublease to Coal Reserves, Inc.

     On March 4, 1986, the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock to acquire 1,000,000 shares of Atlantic Mining Corporation restricted common stock. The acquisition was valued at $.10 per share. At November 30, 1986, the Company's stock was quoted on the over-the-counter market at $.375 bid. Atlantic Mining Corporation stock at November 30, 1986, was trading for $.375 per share.

     On March 1, 1987, the Company entered into a joint venture agreement with Coal Reserves, Inc., a Utah corporation, wherein the Company will have a 20% interest in the Coal Reserves project to employ new technology in the development, production, processing, transportation and consumption of coal. The Company has not conducted any business activities, including any activity with Coal Reserves, Inc., a Utah Company, since on or before April 1990.

      With exception of the previously mentioned interests, the Company has not had any additional operational history and on or before April 1990, the Company ceases all business operations.

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

     On July 23, 1996, the Board of Directors of the Company resolved to: adopt new Bylaws; reissue lost stock certificates of Eadac Investments, contingent on Eadac Investments submitting a signed and notarized copy of a lost certificate affidavit; enact a 1 for 150 reverse split of the 39,800,080 outstanding securities of the Company, while retaining the present authorized capital (50,000,000) and par value (.001) and accounts of the Company, with fractional shares being rounded to the nearest whole share, and with any stockholder holding 100 or more pre-split shares retaining a minimum of 100 post-split shares, the effective date of the reverse split was set for August 20, 1996; issue 636,350 shares of post-split common stock to Jenson Services, Inc., for expenses incurred by the Company and settled by Jenson Services; that Leonard W. Burningham, Esq. and Branden T. Burningham., Esq. be retained as legal counsel for the Company; that Jenson Services, Inc. be retained as consultants to the company; that the registered agent of the Company be changed from Swen A. Mortenson to Jeff D. Jenson, Vice-President of Jenson Services, Inc., the office of the new registered agent is 5525 S. 900 E. Suite 110 S.L.C., UT 84117. Unless otherwise noted, all subsequent share calculations take into account this reverse split. A copy of the Bylaws of the Company is attached as Exhibit
(3)(ii).

      On October 27, 1996, Jason Ritchie resigned as officer and director of the Company, at that time, Terry Hardman was appointed as an officer and director to replace Mr. Ritchie.

Business
--------

     The Company ceased business operations on or before April 1990 and is presently seeking other opportunities for an acquisition, reorganization or merger candidate.


Risk Factors
-------------

     In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenues since before April 1990. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

     "Going Concern" Opinion of Independent Auditor. In its Independent Auditors' Report, dated November 30, 1996, on the Company's financial statements for the years ended November 30, 1996 and 1995, the Company's independent auditor has expressed uncertainty as to the likelihood of the Company's continuing as a going concern. This ipinion is based on the Company's substantial accumulated losses from operations, its lack of assets and its net working capital deficiency. See the Index to Financial Statements, Note 2.

     Discretionary Use of Proceeds; "Blank Check" Company. Because the Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a "blank check" company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective
Acquisitions. Because the Company has not yet identified any assets, property or business that it may potentially acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks.
To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has virtually no resources as of the date of this Report, management expects that any such acquisition would take the form of an exchange of capital stock.

     State Restrictions on "Blank Check" Companies. A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See Paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. The Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of its securities is limited to those states in which such offerings are allowed. However, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of the Company's common stock within the borders of regulating states.

     By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington) place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

     Further, all states (with the exception of Alabama, Delaware, Florida, Hawaii, Illinois, Minnesota, Nebraska and New York) have adopted some form of the Small Corporate Offering Registration Exemption ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions.
In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the SCOR program.

     Management to Devote Insignificant Time to Activities of the
Company. Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business, the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

     As discussed under the caption "Involvement in Other 'Blank Check' Companies," Jenson Services, who is a consultant and stockholder of the Company, has been and continues to be, involved in the promotion of other entities that may be deembed to be "blank check" companies. Additionally, Jenson Servicesprovides financial consulting services to these companies.

     Future Sales of Common Stock. Jenson Services, Inc., currently beneficially owns 636,350 post-split shares of the common stock of the Company or approximately 70 percent of its outstanding voting securities. In addition, Duane S. Jenson, President and Director of Jenson Services, Inc., own 66,670 post-split shares of the common stock of the Company or approximately 7 percent of its outstanding voting securities. Effective July 23, 1997, all of the common stock owned by Jenson Services and Duane Jenson will have been officially for one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Jenson Services may then commence to sell up to one percent of the outstanding securities of the Company in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Jenson Services could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operatins. For additional information concerning the present market for shares of common stock of the Company, see Part III, Item 9 of this Registration Statement.

     In addition, EADAC Investments, owns 143,268 post-split shares, or approximately 16 percent, of the Company's outstanding common stock. These shares were acquires on or before 1988, and although Ernest C. Psarras, President and Director of the Company, may be deemed to be an beneficial owner of these shares due to family relationships, these shares may be sold under the applicable provisions of Rule 144 of the Securities and Exahange Commission. For additional information concerning common stock ownership of EADAC Investments or Mr. Psarras, see Part III, Item 9 of this Registration Statement.

     Dilution. The issuance of an aggregate of 636,350 shares of the Company's common stock to Jenson Services in 1996 effected a "dilution" of the holdings of the Company's other stockholders. Additionally, depending on the nature and extent of services rendered, the Company may compensate Jenson Services for any financial consulting services that they may perform for the Company in the future. Because the Company currently has no resources, and is unlikely to have any resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to Jenson Services; this would further dilute the holdings of the Company's other stockholders.

     No Market for Common Stock; No Market for Shares. Although the Company intends to submit for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Item 5, Part II, of this Report.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) is an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has not been an "established public market" for the Company's common stock for the past 6 years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD").

     There are presently no market makers for the Company's common stock.
In the event that it is unsuccessful, after completing a merger or acquisition transaction, in obtaining a listing on NASDAQ or a national securities exchange, it will seek a securities firm to make a market in its securities. If there is only one market maker in the Company's securities, there is a risk that market maker will dominate the market and set prices that are not based on competitive forces.

     Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.


Involvement in Other "Blank Check" Companies.
---------------------------------------------

     Earnest C. Psarras, President and Director. Mr. Psarras may be deemed a beneficial owner, due to certain family relatioships, of the 143,268 shares of common voting stock owned by EADAC Investments, which represent approximately 16 percent of the issued and outstanding shares of the Company. Other than the Company, Mr. Psarras has been neither an officer, director of affiliate of any other "blank check" companies for the last 5 years.

     Terry Hardman, Vice President and Director. Other than the Company, Miss Hardman is currently Secretary, Treasurer and Director of Seafoods Plus, Ltd., a Utah Company. At this time, Seafoods Plus, Ltd., may be deemed to be a "blank check" company. Other than the aforementioned, Miss Hardman has been neither an officer, director or affiliate of any "blank check" companies for the previous five years.

     Quinton Hamilton, Secretary, Treasurer and Director. Other than the Company, Mr. Hamilton is the President and Director of Micro-Hydro Power, Inc., a Utah Company. At this time, Micro-Hydro Power, Inc. may be deemed to be a "blank check" company. Other than the aforementioned, Mr. Hamilton has been neither an officer, director of affiliate of any other "blank check" companies for the previous five years.


Item 2.  Description of Property.

     The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Jenson Services, Inc., a Utah corporation, and financial consulting firm ("Jenson Services"), which are provided at no cost. See Item 1, Part I, of this Report.


Item 3.  Legal Proceedings.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by past or present members of management or others may have a substantial adverse impact on any such public market.

Holders
-------

     The number of record holders of the Company's common stock as of the Company's year ended November 30, 1996 was 514; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years, and presently.

Dividends
---------

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

     The Company has not engaged in any material operations in the period ending November 30, 1996, or since on or before April 1990. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah, and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations
---------------------

     The Company has had no operations since on or before April 1990.

Liquidity
---------

     The Company presently has no assets, cash or otherwise. It is anticipated that the Company's expenses over the next 12 months will be advanced through loans from either it's Officers and Directors or Jenson Services, Inc.


Item 7.  Financial Statements.

For the periods ended November 30, 1996 and 1995
------------------------------------------------

Independent Auditors' Report

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to the Financial Statements

                                  Olympus M.T.M. Corporation
                                     Financial Statements
                                       November 30, 1996

                              [With Independent Auditors' Report]

                           Olympus M.T.M. Corporation


                               TABLE OF CONTENTS

                                                                                                     Page

                      Independent Auditors' Report                                                     1

                      Balance Sheet - November 30, 1996                                                2

                      Statements of Operations for the
                      years ended November 30, 1996 and
                      November 30, 1995                                                                3

                      Statements of Stockholders' Deficit for
                      the years ended November 30, 1996 and
                      November 30, 1995                                                                4

                      Statements of Cash Flows for the
                      years ended November 30, 1996 and
                      November 30, 1995                                                                5

                      Notes to Financial Statements                                                  6-8



MANTYLA, McREYNOLDS                     Donald G. Mantyla, C.P.A.
AND ASSOCIATES, C.P.A'                  Kim G. McReynolds, C.P.A.
A Professional Corporation              James C. Oveson, C.P.A.

                                        S. Andrew Trumbo, C.P.A.
                                        Randall H. Gray, C.P.A.
                                        Jon E. Lelegren, C.P.A.
Independent Auditors' Report


The Board of Directors and Shareholders
Olympus M.T.M. Corporation:


We have audited the accompanying balance sheet of Olympus M.T.M. Corporation as of November 30, 1996, and the related statements of operations, stockholders' deficit, and cash flows for the years ended November 30, 1996 and November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olympus M.T.M. Corporation as of November 30, 1996, and the results of their operations and their cash flows for the years ended November 30, 1996 and November 30, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Olympus M.T.M. Corporation will continue as a going concern. As discussed in note 2 to the financial statements, the Company has accumulated losses from operations, has no assets, and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                   By /s/ MANTYLS,McREYNOLDS&ASSOCIATES
                                   MANTYLA,McREYNOLDS&ASSOCIATES
Salt Lake City, Utah
December 17, 1996




                           Olympus M.T.M. Corporation
                                  Balance Sheet
                               November 30, 1996

                                              ASSETS
Assets                                                                           $        0
                                                                                   ----------------

      Total Assets                                                               $        0
                                                                                   ================


                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
      Current Liabilities                                                        $             100
      Payable to Shareholder                                                                 2,038
                                                                                   ----------------

          Total Liabilities                                                                  2,138

Stockholders' Deficit: (Note 4)
      Common stock, $.001 par value;
        authorized 50,000,000 shares; issued
        and outstanding 265,667 shares                                                         266
      Additional paid in capital                                                         3,055,039
      Accumulated deficit                                                               (3,057,443)
                                                                                   ----------------
          Total Stockholders' Deficit                                                       (2,138)
                                                                                   ----------------

                    Total Liabilties and
                         Stockholders' Deficit                                   $               0
                                                                                   ================


                             See accompanying notes to financial statements



                           Olympus M.T.M. Corporation
                            Statements of Operations
           For the Years Ended November 30, 1996 and November 30, 1995


                                                               1996                1995

Revenue:
      Revenues from operations                        $                 0  $                 0
                                                         -----------------   ------------------

          Total Revenue                                                 0                    0


General and Administrative Expenses                                 1,666                    0
                                                         -----------------   ------------------

          Net Income Before Taxes                                  (1,666)                   0

          Income taxes                                                472                    0
                                                         -----------------   ------------------

          Net Income                                  $            (2,138) $                 0
                                                         =================   ==================


Income per share                                      $             (0.01) $              0.00
                                                         =================   ==================


Weighted Average Shares Outstanding                               265,667           39,800,080
                                                         =================   ==================



See accompanying notes to financial statements



                           Olympus M.T.M. Corporation
                       Statements of Stockholders' Deficit
           For the Years Ended November 30, 1996 and November 30, 1995


                                                               Additional                         Net
                                  Common           Common     Paid in         Accumulated    Stockholders'
                                  Shares          Stock       Capital          Deficit          Deficit
                               -------------    ----------   -----------    --------------   ---------------

Balance, November 30, 1994       39,800,080 $      39,800 $   3,015,505 $      (3,055,305)$               0

Net loss for the year ended
   November 30, 1995                      0             0             0                 0                 0
                               -------------    ----------   -----------    --------------   ---------------

Balance, November 30, 1995       39,800,080 $      39,800 $   3,015,505 $      (3,055,305)$               0

Reverse Split 1 for 150         (39,534,413)      (39,534)       39,534

Net loss for the year ended
   November 30, 1996                                    0             0            (2,138)           (2,138)
                               -------------    ----------   -----------    --------------   ---------------

Balance, November 30, 1996          256,667 $         266 $   3,055,039 $      (3,057,443)$          (2,138)
                               =============    ==========   ===========    ==============   ===============




                              See accompanying notes to financial statements



                           Olympus M.T.M. Corporation
                            Statements of Cash Flows
           For the Years Ended November 30, 1996 and November 30, 1995


                                                                Year-ended           Year-ended
                                                                 11/30/96             11/30/95
                                                              ----------------     ----------------
     Operating Activities:
Net Loss                                                    $          (2,138)   $               0
Adjustments to reconcile
net income to net cash used
for operating activities:
        Expenses paid by shareholder                                    2,038
        Increase in income tax                                            100                    0
                                                              ----------------     ----------------
Net Cash Used for Operating
Activities                                                                  0                    0
                                                              ----------------     ----------------

Net Increase in cash                                                        0                    0

      Beginning Cash                                                        0                    0
                                                              ----------------     ----------------

      Ending Cash Balance                                   $               0    $               0
                                                              ================     ================



Supplemental Disclosure of Cash Flow Information

Cash paid during the periods for:
     Interest                                               $               0    $               0
                                                              ================     ================

     Taxes                                                  $                    $
                                                              ================     ================



                          See accompanying notes to financial statements

                                  Olympus M.T.M. Corporation
                                 Notes to Financial Statements
                                       November 30, 1996

Note 1         Organization and Summary of Significant Accounting
               Policies

               (a) Organization

               Olympus M.T.M. Corporation [Company] incorporated under the laws of the State of Utah on September 21, 1981.
               The Company was involuntarily dissolved by the State of Utah on December 1, 1995, for failure to file an annual report. On July 31, 1996, the Company was reinstated by the State of Utah.


               (b) Income Taxes

               Effective December 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of November 30, 1996 is $0 due to the valuation allowance established as described below.

               (c) Net Loss Per Common Share

               Net loss per common share is based on the weighted average number of shares outstanding. The weighted average number of shares outstanding is presented on a post-split basis for the statement of operations for the year ended November 30, 1996 and on a pre-split basis for the year ended November 30, 1995. See note 4.

               (d) Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company has $0 cash at November 30, 1996.

                                  Olympus M.T.M. Corporation
                                 Notes to Financial Statements
                                       November 30, 1996
                                          [continued]


Note 2         Liquidity

               The Company has accumulated losses through November 30, 1996 amounting to $3,057,443, has no assets, has no working capital at November 30, 1996, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements.
               These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include seeking a well-capitalized merger candidate to commence its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3         Income Taxes

               The Company adopted Statement No. 109 as of December 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations.

               The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at November 30, 1996 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

                                  Olympus M.T.M. Corporation
                                 Notes to Financial Statements
                                       November 30, 1996
                                          [continued]



Note 4         Common Stock

               The Company resolved to enact a 1 for 150 reverse split of the 39,800,080 outstanding shares of common stock, while retaining the present authorized capital (50,000,000) and par value ($.001). Fractional shares have been rounded to the nearest whole share. Any shareholder holding 100 or more pre-split shares will retain a minimum of 100 post-split shares. The effective date of the reverse split was August 20, 1996.

               The Company further resolved to issue 636,350 post-split shares of common stock to a shareholder, for expenses incurred by the Company but paid by the shareholder. As of December 17, 1996, these shares had not been issued.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On June 3, 1996, the Company retained the services of Mantyla, McReynolds and Associated, CPA's, of Salt Lake City, to audit the Company's balance sheet as of November 30, 1996 and the related statements of operations, stockholders equity and cash flows for the periods ended November 30, 1996 and 1995, for the purpose of expressing an opinion on them. The Company did not consider this an change with Accountants on Accounting Financial Disclosure due the fact that the Company has not retained the services of a Accountant or Accounting firm for the fiscal years November 30, 1995 or 1994 or during the previous five years from the date of this filing.

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company years ending November 30, 1991, 1992, 1993, 1994 and 1995, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.



                                                Date of          Date of
                               Positions      Election or      Termination
Name                             Held         Designation     or Resignation
----                           ---------      -----------     --------------

Quinton Hamilton                    Sec'y, Treasurer  07/23/96           *
                                    and Director

Terry Hardman                       Vice President    10/23/96           *
                                    and Director

Swen Mortensen                      Sec'y Treasurer   01/18/85      07/02/96
                                    and Director

Ernest C. Psarras                   President         03/10/83           *
                                    and Director

Jason E. Ritchie                    Vice President    07/23/96      10/23/96
                                    and Director

Donald Snarr                        Director          03/10/83      07/08/96





*These persons presently serve in the capacities indicated opposite their respective names.

Term of Office
--------------

     The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in May of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience
-------------------

     Ernest C. Psarras. age 69, President and Director, attended the University of Utah and holds a master's degree in business administration from the University of California at Berkeley. Mr. Psarras has been an officer and director of Manivest Corporation, a diversified investment company, since 1970. From 1966 to October, 1970, he was a partner in Elmer Fox & Company, a national firm of certified public accountants. For more than five years prior to that time, Mr. Psarras was a partner in the accounting firm of Nielson and Psarras in Salt Lake City, Utah. Mr. Psarras is a General Partner of EADAC Investments which is a shareholder of the Company.


     Terry Hardman, Vice President and Director. Miss Hardman is 44 years old. For the past five years, she has been the Director for IHC Neonatal LifeFlight. Miss Hardman received a B.S. from the College of Nursing at the University of Utah in 1976.

     Quinton Hamilton, Secretary, Treasurer and Director is 25 years old. Mr. Hamilton attended the University of Utah from 1990 to 1995, at which time he graduated with a B.A. Mr. Hamilton has been working as an account representative/coordinator with the marketing firm of Scopes, Garcia and Carlisle, located in Salt Lake City, Utah, for the past two years

Family Relationships
--------------------

     There are no family relationships, by blood or marriage, between any Officers or Directors or persons commited to become such.

Involvement in Certain Legal Proceedings
----------------------------------------

     Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

               (ii)   Engaging in any type of business practice; or

               (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding
by the Securities  and  Exchange   Commission  has  not  been  subsequently
reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The Company has been inactive since on or before April 1990. On April 19, 1996, Duane S. Jenson, President of Jenson Services, Inc., purchased 10,000,000 pre-split or 66,670 post-split shares of the Company's securities from A-Vista Corporation. A-Vista Corporation acquired the shares of the Company from Carnicero Dynasty Corporation in conjunction with a merger.

     In conjunction with Section 16(a) of the Exchange act, the following table identifies the "reporting persons" which have filed Form 3's due to their relationships with the Company, in compliance with the aforementioned act.

"Reporting Person"            Relationship to Company            Date of Filing

Ernest C. Psarras             President and Director             04-01-96

Terry A. Hardman              Vice President and Director        04-01-96

Quinton N. Hamilton           Sec'y, Treasurer and Director      04-01-96

Duane S. Jenson               10% Owner                          04-01-96

Jeffrey D. Jenson             10% Owner                          04-01-96

Jenson Services, Inc.         10% Owner                          04-01-96

Eadac Investments             10% Owner                          04-01-96



Item 10.  Executive Compensation.

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards                Payouts
(a)          (b)        (c)        (d)        (e)        (f)          (g)        (h)        (i)
Name and     Years or                         Other      Restricted   Option/    LTIP       All
Principal    Periods    $          $          Annual     Stock        SAR's      Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)        ($)        Compensa-
             1996,                            sation($)                                     tion ($)
             1995 &
             1994
Quinton*
Hamilton,      0         0         0         0              0         0         0              0
Sec'y/
Treasurer
& Director


Terry*
Hardman,       0         0         0         0              0         0         0              0
Vice
President
& Director

Swen A.*
Mortensen      0         0         0         0              0         0         0              0
Sec'y/
Treasurer
& Director

Ernest C.*
Psarras,       0         0         0         0              0         0         0              0
President
& Director

Jason*
Ritchie        0         0         0         0              0         0         0              0
Vice
President
& Director

Donald*
Snarr          0         0         0         0              0         0         0              0
Director





     *No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the Company's years ending November 30, 1996, 1995 or 1994, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors
-------------------------

    There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

    There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

    There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

    The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of November 30, 1996, 1995, 1994, and to the date hereof:

                                             Number and Percentage*
                                         of Shares Beneficially Owned
                                         ----------------------------
Name and Address                    11/30/94 to 11/30/96          Currently
----------------                    --------------------          ---------

Carnicero Dynasty Corp.**                    66,670                   0
4625 S. 2300 E. #209
S.L.C., UT 84117

Duane S. Jenson***                           66,670              66,670
5525 S. 900 E, Suite 110
S.L.C., UT 84117

Eadac Investments                           143,268             143,268
Ernest C. Psarras****
2436 Kentucky Ave.
S.L.C., UT 84114

Jenson Services, Inc.***                    636,350             636,350
5525 S. 900 E. Suite 110
S.L.C., UT 84117





*Retroactively  reflects  150 for one reverse  split  effective  August 20,
     1996.
**This  address is the address of Steve  Clymer,  President  of Carnicero
     Dynasty Corporation
***Duane S. Jenson is President and majority shareholder
     of Jenson Services, Inc.
****Due to certain family relationships, Mr. Psarras may be deemed beneficial owner of these shares.

Security     Ownership    of    Management
--------------------------------

    The following table sets forth the shareholdings of the Company's directors and executive officers as of November 30, 1996, 1995 and 1994, and to the date hereof:



                                             Number and Percentage*
                                         of Shares Beneficially Owned
                                         ----------------------------
Name and Address                    11/30/94 to 11/30/96          Currently
----------------                    --------------------          ---------
Quinton Hamilton                                         0                           0
2100 E. Bengal Blvd., Apt. H304
S.L.C., UT 84121

Terry Hardman                                            0                           0
2165 E. 7495 S.
S.L.C., UT 84121

Swen A. Mortensen                                    1,014                       1,014
8119 Short Hills Dr.
S.L.C., UT 84121

Ernest C. Psarras**                                143,268                     143,268
Eadac Investments
2436 E. Kentucky Ave.
S.L.C., UT

Jason T. Ritchie                                         0                          0
4157 W. 6585 S.
West Jordan, UT 84084


Donald Snarr**                                         667                          667
Jean Snarr
586 Germania Ave.
Murray, UT 84123



*Retroactively reflects 150 for one reverse split effective August 20, 1996. **These individuals may be considered beneficial owners of the aforementioned shares due to certain family relationships.

Changes in Control
------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in its control.


Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others
---------------------------------------

     Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships
------------------------------

     Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management
--------------------------

     Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters
---------------------------

     Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K
-------------------

None; Not Applicable.


Exhibits*
--------
(3)(i)         Initial Articles of Incorporation, as amended*

(3)(ii)        By-Laws

(3)(iii)       Form 10-SB**



     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.
     **These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporate herein by this reference.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OLYMPUS M.T.M. CORPORATION



Date:  4-2-97                 By/S/Ernest C. Psarras
                              Ernest C. Psarras, President
                              and Director



Date:  4-2-97                 By/S/Terry Hardman
                              Terry Hardman, Vice President
                              and Director



Date:  4-3-97                 By/S/Quinton Hamilton
                              Quinton Hamilton,
                              Sec'y/Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             OLYMPUS M.T.M. CORPORATION



Date:  4-2-97                                By/S/Ernest C. Psarras



Date:  4-2-97                                By/S/Terry Hardman



Date:  4-3-97                                By/S/Quinton Hamilton

                                  ARTICLES OF INCORPORATION
                                              OF
                                     ADONIS ENERGY, INC.

WE THE UNDERSIGNED, natural persons of the age of Twenty one (21) years or more, as citizens and residents of the State of Utah, hereby voluntarily are acting as incorporators of a corporation under and pursuant to the Utah Business Corporation Act, adopt the following Articles of Incorporation for such corporation.

                                           ARTICLE I
     NAME:   The name of the corporation will be ADONIS ENERGY, INC.

                                          ARTICLE II
     DURATION: The corporation shall continue in existence perpetually unless dissolved according to law.

                                          ARTICLE III
     PURPOSES: The purpose of the Corporation shall be to conduct any and all lawfull business for which corporations may be organized under the Act as from time to time authorized by its Board of Directors, including but not limited to:

     a. To engage in natural resource ventures of all kinds, including but not limited to crude oil, natural gas, energy fuels of conventional or synthetic character and energy fuels of an alternative nature, e.t., wind solar, geothermal, tidal, nuclear, fusion and biomass.

     b. To acquire by purchase, exchange, gift, bequest, subscription or otherwise, and to hold, own, mortgage, pledge, hypothecate, sell, assign, transfer, exchange or otherwise dispose of or deal in or with its own corporate securities or stock or other securities, including without limitations, other obligations, and any certificates, receipts or other property or assets created or issued by any person, firm, association, or corporation, or any government or subdivisions, agencies or instrumentalities thereof, to make payment therefore with its own securities or to use its unrestricted and unreserved earned surplus for the purchase of its own shares, and to exercise as owner or holder in any securities, any and all rights, powers and privileges in respect thereof.

     c. To do each and every thing necessary, suitable or proper for the accomplishment of any of the purposes or the attainment of any one or more, of the subjects herein enumerated, or which may at any time appear conducive to or expedient for protection or benefit of this corporation, and do said acts as fully and to the same extent as natural persons might, or could do, in any part of the world as principals, agents, partners, trustees or otherwise, either alone or in conjunction with any other person, association or corporation.

     d. The foregoing clauses shall not be construed both as purpose and powers and shall not be held to limit or resrtict in any manner the enjoyment and exercise thereof, as conferred by the laws of the State of Utah; and it is the intention that the purposes and powers specified in each of the paragraphs of this Article III shall be regarded as independent purposes and powers.

                                   ARTICLE IV
     CAPITALIZATION:
     The aggregate number of shares the corporation shall have the authority to issue is FIFTY MILLION (50,000,000) shares of stock at $0.001 Par Value per share. All stock of the corporation shall be of the same class, common, and shall have the same rights and preferences. When consideration is received for shares of stock issued, each share will be fully paid and nonassessable.

                                    ARTICLE V
     PAID IN CAPITAL: The corporation will not commence business until at least ONE THOUSAND DOLLARS ($1,000.00) has been received by it as consideration for the issuance of its stock.

                                    ARTICLE VI
     AMENDMENT: These Articles of Incorporation may be amended by the affirmative vote of a majority of the shares entitled to vote on each such amendment.
                                   ARTICLE VII
     SHAREHOLDER RIGHTS: The authorized and treasury stock of this corporation may be issued at such time, upon such terms and conditions and for such consideration as the Board of Directors shall determine. Shareholders shall not have preemptive rights to acquire unissued shares of the stof of this corporation.

                                   ARTICLE VIII
     REGISTERED AGENT AND OFFICE: The initial registered office of the corporation shall be 309 Newhouse Building, 10 Exchange Place, Salt Lake City, Utah 84111. The registered agent of the corporation shall be Lois Crowder, whos address is 309 Newhouse Building, Salt Lake City, Utah 84111.

                                   ARTICLE IX
     DIRECTORS: The number of directors constituting the initial Board of Directors of this corporation is three. The name and address of persons who are to serve as Directors until the firs annual meeting of stockholders, or until their successors are elected and qualify:

NAME                              ADDRESS

George H. Perry                   1664 East 1185 North
                                  Logan, Utah 84321

Karen Misrasi                     416 West Factory
                                  Garland, Utah 84312

Gordon Stoddard                   4937 South 3850 West
                                  Roy, Utah 84067

                                   ARTICLE X
        INCORPORATORS:  The name and address of each Incorporators is:

NAME                              ADDRESS

George H. Perry                   1664 East 1185 North
                                  Logan, Utah 84321
Karen Misrasi                     416 West Factory
                                  Garland, Utah 84312
Gordon Stoddard                   4937 South 3850 West
                                  Roy, Utah 84067


                                   ARTICLE XI
        COMMON DIRECTORS - TRANSACTION BETWEEN CORPORATIONS: No contract or other transaction between this corporation and one or more of its Directors or any other corporation, firm, association or entity in which one or more of its Director or Directors or Officers or are financially interested, shall be either void or voidable because of such relationship or interest, or because such Director or Directors are present at the meeting of the Board of Directors, or a committee thereof which authorizes, approves or ratifies such contract or transaction, or because his or their votes are counted for such purpose if: (a) the fact of such relationship or interest is disclosed or known to the Board of Directors or committee which authorized, approves or ratifies the contract or transaction by vote or consent sufficient for the purpose without counting the votes or consents of such interested Director; or (b) the fact of such relationship or interest is disclosed or known to the shareholders entitled to vote and they authorize, approve or ratify such contract or transaction by vote or written consent; or(c) the contract or transaction is fair and reasonable
     to the corporation.   Common or interested Directors may be counted in
     determining the presence of a quorum at a meeting of the Board of Directors or committee thereof which authorized approve or ratifies such contract or transaction.

     DATED this /s/ 21st day of /s/ September, 1981.


                                   /s/ George H. Perry

                                   /s/ Karen Misrasi

                                   /s/ Gordon J. Stoddard

                                   STATE OF UTAH            )
                                                 : SS.
                                   COUNTY OF /s/ Salt Lake  )

        I, /s/ Lois Crowder, a Notary Public, hereby certify that on the /s/ 21st day of /s/ September 1981, personally appeared before me who, being by me first duly sworn, severally declared that they are the persons who signed the foregoing document as incorporators and that the statements contained are true.

     DATED this /s/ 21st day of /s/ September 1981.



                                         /s/ Lois Crowder
                                         NOTARY PUBLIC, residing in
                                         /s/ Salt Lake County, Utah

My Commission Expires:

     /s/ 3-4-85

                                    ARTICLES OF AMENDMENT
                                              OF
                                      ADONIS ENERGY, INC.

                                           ARTICLE I
                      The name of the corporation is: ADONIS ENERGY, INC.

                                          ARTICLE II
        Article I of the Articles of Incorporation of the corpora-tion is amended to read as follows:
               NAME: The name of the corporation will be OLYMPUS M.T.M. CORPORATION.

                                          ARTICLE III
        The foregoing amendment was adopted on the 8th day of April, 1983.

                                          ARTICLE IV
        There are Twenty Million One Hundred (20,000,100) shares outstanding of the common voting stock of the corporation, all of which were entitled to vote on the foregoing amendment; and there is no other class of shares entitled to vote thereon, as a class or otherwise.
                                           ARTICLE V
      A total of 2,450,591 shares of the common voting stock of the corporation voted in favor of such amendment, and no shares voted against such amendment.
                                          ARTICLE VI
      Such amendment does not provide for an exchange, reclassification or cancellation of issued shares of the corporation.
                                          ARTICLE VII
      Such amendment does not effect a change in the amount of the stated capital of the corporation.
        IN WITNESS WHEREOF the undersigned President and Secretary, having been thereunto duly authorized, have executed the foregoing Articles of Amendment for the corporation under the penalties of perjury this ___ day of April, 1983.

                                            ADONIS ENERGY INC.
Attest:
/s/ Donald H. Snarr                          By /s/ Ernest C. Psarras
      Secretary                                     President


                                                          (Corporate Seal)

                                            BYLAWS
                                              OF
                                  OLYMPUS M.T.M. CORPORATION

                                          ARTICLE I
                                           OFFICES

     Section 1.01 Location of Offices. The corporation may maintain such offices within or without the State of Utah as the Board of Directors may from time to time designate or require.

     Section 1.02 Principal Office. The address of the principal office of the corporation shall be at the address of the registered office of the corporation as so designated in the office of the Lieutenant Governor/Secretary of State of the state of incorporation, or at such other address as the Board of Directors shall from time to time determine.

                                          ARTICLE II
                                         SHAREHOLDERS

     Section 2.0 Annual Meeting. The annual meeting of the shareholders shall be held in May of each year or at such other time designated by the Board of Directors and as is provided for in the notice of the meeting, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors shall not be held on the day designated for the annual meeting of the shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be convenient.

     Section 2.02 Special Meetings. Special meetings of the shareholders may be called at any time by the chairman of the board, the president, or by the Board of Directors, or in their absence or disability, by any vice president, and shall be called by the president or, in his or her absence or disability, by a vice president or by the secretary on the written request of the holders of not less than one-tenth of all the shares entitled to vote at the meeting, such written request to state the purpose or purposes of the meeting and to be delivered to the president, each vice- president, or secretary. In case of failure to call such meeting within 60 days after such request, such shareholder or shareholders may call the same.

     Section 2.03 Place of Meetings. The Board of Directors may designate any place, either within or without the state of incorporation, as the place of meeting for any annual meeting or forany special meeting called by the Board of Directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the state of incorporation, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be at the principal office of the corporation.

     Section 2.04 Notice of Meetings. The secretary or assistant secretary, if any, shall cause notice of the time, place, and purpose or purposes of all meetings of the shareholders (whether annual or special), to be mailed at least ten (10) days, but not more than 50 (50) days, prior to the meeting, to each shareholder of record entitled to vote.

     Section 2.05 Waiver of Notice. Any shareholder may waive notice of any meeting of shareholders (however called or noticed, whether or not called or noticed and whether before, during, or after the meeting), by signing a written waiver of notice or a consent to the holding of such meeting, or an approval of the minutes thereof. Attendance at a meeting, in person or by proxy, shall constitute waiver of all, defects of call or notice regardless of whether waiver, consent, or approval is signed or any objections are made. All such waivers, consents, or approvals shall be made a part of the minutes of the meeting.

     Section  2.06  Fixing   Record  Date.   For  the  purpose  of   determining
shareholders entitled to notice of or to vote at any annual meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the corporation may provide that the share transfer books shall be closed, for the purpose of determining shareholders entitled to notice of or to vote at such meeting, but not for a period exceeding fifty (50) days. If the share transfer books are closed for the purpose of determining shareholders entitled to notice of or to vote at such meeting, such books shall be closed for at least ten (10) days immediately preceding such meeting.

     In lieu of closing the share transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty (50) and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting or to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof. Failure to comply with this Section shall not affect the validity of any action taken at a meeting of shareholders.

     Section 2.07 Voting Lists. The officer or agent of the corporation having charge of the share transfer books for shares of the corporation shall make, at least ten (10) days before each meeting of the shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of, and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder during the whole time of the meeting. The original share transfer book shall be prima facia evidence as to the shareholders who are entitled to examine such list or transfer books, or to vote at any meeting of shareholders.

     Section 2.08 Quorum. One-half of the total voting power of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of the shareholders. If a quorum is present, the affirmative vote of the majority of the eeting, at the subject shall constitute action by the shareholders, unless the vote of a greater number or voting by classes is required by the laws of the state of incorporation of the corporation or the Articles of Incorporation. If less than one-half of the outstanding voting power is represented at a meeting, a majority of the voting power represented by shares so present may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed.

     Section 2.09 Voting of Shares. Each outstanding share of the corporation entitled to vote shall be entitled to one vote on each matter submitted to vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or series of stock are determined and specified as greater or lesser than one vote per share in the manner provided by the Articles of Incorporation.

     Section 2.10 Proxies. At each meeting of the shareholders, each shareholder entitled to vote shall be entitled to vote in person or by proxy; provided, however, that the right to vote by proxy shall exist only in case the instrument authorizing such proxy to act shall have been executed in writing by the registered holder or holders of such shares, as the case may be, as shown on the share transfer of the corporation or by his or her or her attorney thereunto duly authorized in writing. Such instrument authorizing a proxy to act shall be delivered at the beginning of such meeting to the secretary of the corporation or to such other officer or person who may, in the absence of the secretary, be acting as secretary of the meeting. In the event that any such instrument shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or if only one be present, that one shall (unless the instrument shall otherwise provide) have all of the powers conferred by the instrument on all persons so designated. Persons holding stock in a fiduciary capacity shall be entitled to vote the shares so held and the persons whose shares are pledged shall be entitled to vote, unless in the transfer by the pledge or on the books of the corporation he or she shall have expressly empowered the pledgee to vote thereon, in which case the pledgee, or his or her proxy, may represent such shares and vote thereon.


     Section 2.11 Written Consent to Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                                         ARTICLE III
                                          DIRECTORS

     Section 3.01 General Powers. The property, affairs, and business of the corporation shall be managed by its Board of Directors. The Board of Directors may exercise all the powers of the corporation whether derived from law or the Articles of Incorporation, except such powers as are by statute, by the Articles of Incorporation or by these Bylaws, vested solely in the shareholders of the corporation.

     Section 3.02 Number, Term, and Qualifications. The Board of Directors shall consist of three to nine persons. Increases or decreases to said number may be made, within the numbers authorized by the Articles of Incorporation, as the Board of Directors shall from time to time determine by amendment to these Bylaws. An increase or a decrease in the number of the members of the Board of Directors may also be had upon amendment to these Bylaws by a majority vote of all of the shareholders, and the number of directors to be so increased or decreased shall be fixed upon a majority vote of all of the shareholders of the corporation. Each director shall hold office until the next annual meeting of shareholders of the corporation and until his or her successor shall have been elected and shall have qualified. Directors need not be residents of the state of incorporation or shareholders of the corporation.

     Section 3.03 Classification of Directors. In lieu of electing the entire number of directors annually, the Board of Directors may provide that the directors be divided into either two or three classes, each class to be as nearly equal in number as possible, the term of office of the directors of the first class to expire at the first annual meeting of shareholders after their election, that of the second class to expire at the second annual meeting after their election, and that of the third class, if any, to expire at the third annual meeting after their election. At each annual meeting after such classification, the number of directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the second succeeding annual meeting, if there be two classes, or until the third succeeding annual meeting, if there be three classes.

     Section 3.04 Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this Bylaw immediately following, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide by resolution the time and place, either within or without the state of incorporation, for the holding of additional regular meetings without other notice than such resolution.

     Section 3.05 Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the president, vice president, or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the state of incorporation, as the place for holding any special meeting of the Board of Directors called by them.

     Section 3.06 Meetings by Telephone Conference Call. Members of the Board of Directors may participate in a meeting of the Board of Directors or a committee of the Board of Directors by means of conference telephone or similar communication equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section shall constitute presence in person at such meeting.

     Section 3.07 Notice. Notice of any special meeting shall be given at least ten (10) days prior thereto by written notice delivered personally or mailed to each director at his or her regular business address or residence, or by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting solely for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     Section 3.08 Quorum. A majority of the number of directors shall constitute a quorum for the transaction of business or any meeting of the Board of Directors, but if less than a majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

     Section 3.09 Manner of Acting. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, and the individual directors shall have no power as such.

     Section 3.10 Vacancies and Newly Created Directorship. If any vacancies shall occur in the Board of Directors by reason of death, resignation or otherwise, or if the number of directors shall be increased, the directors then in office shall continue to act and such vacancies or newly created directorships shall be filled by a vote of the directors then in office, though less than a quorum, in any way approved by the meeting. Any directorship to be filled by reason of removal of one or more directors by the shareholders may be filled by election by the shareholders at the meeting at which the director or directors are removed.

     Section 3.11 Compensation. By resolution of the Board of Directors, the directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

     Section 3.12 Presumption of Assent. A director of the corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his or her dissent shall be entered in the minutes of the meeting, unless he or she shall file his or her written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered or certified mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

     Section 3.13 Resignations. A director may resign at any time by delivering a written resignation to either the president, a vice president, the secretary, or assistant secretary, if any. The resignation shall become effective on its acceptance by the Board of Directors; provided, that if the board has not acted thereon within ten days (10) from the date presented, the resignation shall be deemed accepted.

     Section 3.14 Written Consent to Action by Directors. Any action required to be taken at a meeting of the directors of the corporation or an other action which may be taken at a meeting of the directors or of a committee, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the directors, or all of the members of the committee, as the case may be. Such consent shall have the same legal effect as a unanimous vote of all the directors or members of the committee.

     Section 3.15 Removal. At a meeting expressly called for that purpose, one or more directors may be removed by a vote of a majority of the shares of outstanding stock of the corporation entitled to vote at an election of directors.

                                          ARTICLE IV
                                           OFFICERS

     Section 4.01 Number. The officers of the corporation shall be a president, one or more vice-presidents, as shall be determined by resolution of the Board of Directors, a secretary, a treasurer, and such other officers as may be appointed by the Board of Directors. The Board of Directors may elect, but shall not be required to elect, a chairman of the board and the Board of Directors may appoint a general manager.

     Section 4.02 Election, Term of Office, and Qualifications. The officers shall be chosen by the Board of Directors annually at its annual meeting. In the event of failure to choose officers at an annual meeting of the Board of Directors, officers may be chosen at any regular or special meeting of the Board of Directors. Each such officer (whether chosen at an annual meeting of the Board of Directors to fill a vacancy or otherwise) shall hold his or her office until the next ensuing annual meeting of the Board of Directors and until his or her successor shall have been chosen and qualified, or until his or her death, or until his or her resignation or removal in the manner provided in these Bylaws. Any one person may hold any two or more of such offices, except that the president shall not also be the secretary. No person holding two or more offices shall act in or execute any instrument in the capacity of more than one office. The chairman of the board, if any, shall be and remain a director of the corporation during the term of his or her office. No other officer need be a director.

     Section 4.03 Subordinate Officers, Etc. The Board of Directors from time to time may appoint such other officers or agents as it may deem advisable, each of whom shall have such title, hold office for such period, have such authority, and perform such duties as the Board of Directors from time to time may determine. The Board of Directors from time to time may delegate to any officer or agent the power to appoint any such subordinate officer or agents and to prescribe their respective titles, terms of office, authorities, and duties. Subordinate officers need not be shareholders or directors.

     Section 4.04 Resignations. Any officer may resign at any time by delivering a written resignation to the Board of Directors, the president, or the secretary. Unless otherwise specified therein, such resignation shall take effect on delivery.

     Section 4.05 Removal. Any officer may be removed from office at any special meeting of the Board of Directors called for that purpose or at a regular meeting, by vote of a majority of the directors, with or without cause. Any officer or agent appointed in accordance with the provisions of Section 4.03 hereof may also be removed, either with or without cause, by any officer on whom such power of removal shall have been conferred by the Board of Directors.

     Section 4.06 Vacancies and Newly Created Offices. If any vacancy shall occur in any office by reason of death, resignation, removal, disqualification, or any other cause, or if a new office shall be created, then such vacancies or newly created offices may be filled by the Board of Directors at a regular or special meeting.

     Section 4.07 The Chairman of the Board. The Chairman of the Board, if there be such an officer, shall have the following powers and duties:

      (a) He or she shall preside at all shareholders' meetings;

      (b) He or she shall preside at all meetings of the Board of Directors; and

      (c) He or she shall be a member of the executive committee, if any.



     Section 4.08 The President. The president shall have the following powers and duties:

     (a) If no general manager has been appointed, he or she shall be the chief executive officer of the corporation, and, subject to the direction of the Board of Directors, shall have general charge of the business, affairs, and property of the corporation and general supervision over its officers, employees, and agents;

     (b) If no chairman of the board has been chosen, or if such officer is absent or disabled, he or she shall preside at meetings of the shareholders and Board of Directors;

     (c) He or she shall be a member of the executive committee, if any;

     (d) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

     (e) He or she shall have all power and shall perform all duties normally incident to the office of a president of a corporation, and shall exercise such other powers and preform such other duties as from time to time may be assigned to him or her by the Board of Directors.

     Section 4.10 The Secretary. The secretary shall have the following powers and duties:

     (a) He or she shall keep or cause to be kept a record of all of the proceedings of the meetings of the shareholders and of the Board of Directors in books provided for that purpose;

     (b) He or she shall cause all notices to be duly given in accordance with the provisions of these Bylaws and as required by statute;

     (c) He or she shall be the custodian of the records and of the seal of the corporation, and shall cause such seal (or a facsimile thereof) to be affixed to all certificates representing shares of the corporation prior to the issuance thereof and to all instruments, the execution of which on behalf of the corporation under its seal shall have been duly authorized in accordance with these Bylaws, and when so affixed, he or she may attest the same;

     (d)  He  or  she  shall  assume  that  the  books,   reports,   statements,
certificates, and other documents and records required by statute are properly kept and filed;

     (e) He or she shall have charge of the share books of the corporation and cause the share transfer books to be kept in such manner as to show at any time the amount of the shares of the corporation of each class issued and outstanding, the manner in which and the time when such stock was paid for, the names alphabetically arranged and the addresses of the holders of record thereof, the number of shares held by each holder and time when each became such holder or record; and he or she shall exhibit at all reasonable times to any director, upon application, the original or duplicate share register. He or she shall cause the share book referred to in Section 6.04 hereof to be kept and exhibited at the principal office of the corporation, or at such other place as the Board of Directors shall determine, in the manner and for the purposes provided in such Section:

     (f) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

     (g) He or she shall perform in general all duties incident to the office of secretary and such other duties as are given to him or her by these Bylaws or as from time to time may e assigned to him or her by the Board of Directors or the president.

     Section 4.11 The Treasurer. The treasurer shall have the following powers and duties:

     (a) He or she shall have charge and supervision over and be responsible for the monies, securities, receipts, and disbursements of the corporation;

     (b) He or she shall cause the monies and other valuable effects of the corporation to be deposited in the name and to the credit of the corporation in such banks or trust companies or with such banks or other depositories as shall be selected in accordance with Section 5.03 hereof;

     (c) He or she shall cause the monies of the corporation to be disbursed by checks or drafts (signed as provided in Section 5.04 hereof) drawn on the authorized depositories of the corporation, and cause to be taken and preserved property vouchers for all monies disbursed;

     (d) He or she shall render to the Board of Directors or the president, whenever requested, a statement of the financial condition of the corporation and of all of this transactions as treasurer, and render a full financial report at the annual meeting of the shareholders,. if called upon to do so;

     (e) He or she shall cause to be kept correct books of account of all the business and transactions of the corporation and exhibit such books to any director on request during business hours;

     (f) He or she shall be empowered from time to time to require from all officers or agents of the corporation reports or statements given such information as he or she may desire with respect to any and all financial transactions of the corporation; and

     (g) He or she shall perform in general all duties incident to the office of treasurer and such other duties as are given to him or her by these Bylaws or as from time to time may be assigned to him or her by the Board of Directors or the president.


     Section 4.12 General Manager. The Board of Directors may employ and appoint a general manager who may, or may not, be one of the officers or directors of the corporation. The general manager, if any, shall have the following powers and duties;

     (a) He or she shall be the chief executive officer of the corporation and, subject to the directions of the Board of Directors, shall have general charge of the business affairs and property of the corporation and general supervision over its officers, employees, and agents;

     (b) He or she shall be charged with the exclusive management of the business of the corporation and of all of its dealings, but at all times be subject to the control of the Board of Directors;

     (c) Subject to the approval of the Board of Directors or the executive committee, if any, he or she shall employ all employees of the corporation, or delegate such employment to subordinate officers, and shall have authority to discharge any person so employed; and

     (d) He or she shall make a report to the president and directors as often as required, setting forth the results of the operations under his or her charge, together with suggestions looking toward improvement and betterment of the condition of the corporation, and shall perform such other duties as the Board of Directors may require.

     Section 4.13 Salaries. The salaries and other compensation of the officers of the corporation shall be fixed from time to time by the Board of Directors, except that the Board of Directors may delegate to any person or group of persons the power to fix the salaries or other compensation of any subordinate officers or agents appointed in accordance with the provisions of Section 4.03 hereof. No officer shall be prevented from receiving any such salary or compensation by reason of the fact that he or she is also a director of the corporation.

     Section 4.14 Surety Bonds. In case the Board of Directors shall so require, any officer or agent of the corporation shall execute to the corporation a bond in such sums and with such surety or sureties as the Board of Directors may direct, conditioned upon the faithful performance of his or her duties to the corporation, including responsibility for negligence and for the accounting of all property, monies, or securities of the corporation which may come into his or her hands.

                                          ARTICLE V
                        EXECUTION OF INSTRUMENTS, BORROWING OF MONEY,
                                AND DEPOSIT OF CORPORATE FUNDS

     Section 5.01 Execution of Instruments. Subject to any limitation contained in the Articles of Incorporation or these Bylaws, the president or any vice president or the general manager, if any, may, in the name and on behalf of the corporation, execute and deliver any contract or other instrument authorized in writing by the Board of Directors. The Board of Directors may, subject to any limitation contained in the Articles of Incorporation or in these Bylaws, authorize in writing any officer or agent to execute and deliver any contract or other instrument in the name and on behalf of the corporation; any such authorization may be general or confined to specific instances.

     Section 5.02 Loans. No loans or advances shall be contracted on behalf of the corporation, no negotiable paper or other evidence of its obligation under any loan or advance shall be issued in its name, and no property of the corporation shall be mortgaged, pledged, hypothecated, transferred, or conveyed as security for the payment of any loan, advance, indebtedness, or liability of the corporation, unless and except as authorized by the Board of Directors. Any such authorization may be general or confined to specific instances.

     Section 5.03 Deposits. All monies of the corporation not otherwise employed shall be deposited from time to time to its credit in such banks and or trust companies or with such bankers or other depositories as the Board of Directors may select, or as from time to time may be selected by any officer or agent authorized to do so by the Board of Directors.

     Section 5.04 Checks, Drafts, Etc. All notes, drafts, acceptances, checks, endorsements, and, evidences of indebtedness of the corporation, subject to the provisions of these Bylaws, shall be signed by such officer or officers or such agent or agents of the corporation and in such manner as the Board of Directors from time to time may determine. Endorsements for deposit to the credit of the corporation in any of its duly authorized depositories shall be in such manner as the Board of Directors from time to time may determine.

     Section 5.05 Bonds and Debentures. Every bond or debenture issued by the corporation shall be evidenced by an appropriate instrument which shall be signed by the president or vice president and by the secretary and sealed with the seal of the corporation. The seal may be a facsimile, engraved or printed. where such bond or debenture is authenticated with the manual signature of an authorized officer of the corporation or other trustee designated by the indenture of trust or other agreement under which such security is issued, the signature of any of the corporation's officers named thereon may be a facsimile. In case any officer who signed, or whose facsimile signature has been used on any such bond or debenture, should cease to be an officer of the corporation for any reason before the same has been delivered by the corporation, such bond or debenture may nevertheless be adopted by the corporation and issued and delivered as through the person who signed it or whose facsimile signature has been used thereon had not ceased to be such officer.

     Section 5.06 Sale, transfer, Etc. of Securities. Sales, transfers, endorsements, and assignments of stocks, bonds, and other securities owned by or standing in the name of the corporation, and the execution and delivery on behalf of the corporation of any and all instruments in writing incident to any such sale, transfer, endorsement, or assignment, shall be effected by the president, or by any vice president, together with the secretary, or by an officer or agent thereunto authorized by the Board of Directors.

     Section 5.07 Proxies. Proxies to vote with respect to shares of other corporations owned by or standing in the name of the corporation shall be executed and delivered on behalf of the corporation by the president or any vice president and the secretary or assistant secretary of the corporation, or by any officer or agent thereunder authorized by the Board of Directors.

                                          ARTICLE VI
                                        CAPITAL SHARES

     Section 6.01 Share Certificates. Every holder of shares in the corporation shall be entitled to have a certificate, signed by the president or any vice president and the secretary or assistant secretary, and sealed with the seal (which may be a facsimile, engraved or printed) of the corporation, certifying the number and kind, class or series of shares owned by him or her in the corporation; provided, however, that where such a certificate is countersigned by (a) a transfer agent or an assistant transfer agent, or (b) registered by a registrar, the signature of any such president, vice president, secretary, or assistant secretary may be a facsimile. In case any officer who shall have signed, or whose facsimile signature or signatures shall have been used on any such certificate, shall cease to be officer of the corporation, for any reason, before the delivery of such certificate by the corporation, such certificate may nevertheless be adopted by the corporation and be issued and delivered as though the person who signed it, or whose facsimile signature or signatures shall have been used thereon, has not ceased to be such officer. Certificates representing shares of the corporation shall be in such form as provided by the statutes of the state of incorporation. There shall be entered on the share books of the corporation at the time of issuance of each share, the number of the certificate issued, the name and address of the person owning the shares represented thereby, the number and kind, class or series of such shares, and the date of issuance thereof. Every certificate exchanged or returned to the corporation shall be marked "Canceled" with the date of cancellation.

     Section 6.02 Transfer of Shares. Transfers of shares of the corporation shall be made on the books of the corporation by the holder of record thereof, or by his or her attorney thereunto duly authorized by a power of attorney duly executed in writing and filed with the secretary of the corporation or any of its transfer agents, and on surrender of the certificate or certificates, properly endorsed or accompanied by proper instruments or transfer, representing such shares. Except as provided by law, the corporation and transfer agents and registrars, if any, shall be entitled to treat the holder of record of any stock as the absolute owner thereof for all purposes, and accordingly, shall not be bound to recognize any legal, equitable, or other claim to or interest in such shares on the part of any other person whether or not it or they shall have express or other notice thereof.

     Section 6.03 Regulations. Subject to the provisions of this Article VI and of the Articles of Incorporation, the Board of Directors may make such rules and regulations as they may deem expedient concerning the issuance, transfer, redemption, and registration of certificates for shares of the corporation.

     Section 6.04 Maintenance of Stock Ledger at Principal Place of Business. A share book (or books where more than one kind, class, or series or stock is outstanding) shall be kept at the principal place of business of the corporation, or at such other place as the Board of Directors shall determine, containing the names, alphabetically arranged, of original shareholders of the corporation, their addresses, their interest, the amount paid on their shares, and all transfers thereof and the number and class of shares held by each. Such share books shall at all reasonable hours be subject to inspection by persons entitled by law to inspect the same.

     Section 6.05 Transfer Agents and Registrars. The Board of Directors may appoint one or more transfer agents and one or more registrars with respect to the certificates representing shares of the corporation, and may require all such certificates to bear the signature of either or both. The Board of
Directors may from time to time define the respective duties of such transfer agents and registrars. No certificate for shares shall be valid until countersigned by a transfer agent, if at the date appearing thereon the corporation had a transfer agent for such shares, and until registered by a registrar, if at such date the corporation had a registrar for such shares.

      Section 6.06   Closing of Transfer Books and Fixing of Record Date.

      (a) The Board of Directors shall have power to close the share books of the corporation for a period of not to exceed fifty (50) days preceding the date of any meeting of shareholders, or the date for payment of any dividend, or the date for the allotment of rights, or capital shares shall go into effect, or a date in connection with obtaining the consent of shareholder for any purpose.

      (b) In lieu of closing the share transfer books as aforesaid, the Board of Directors may fix in advance a date, not exceeding fifty (50) days preceding the date of any meeting of shareholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital shares shall go into effect, or a date in connection with obtaining any such consent, as a record date for the determination of the shareholders entitled to a notice of, and to vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or exercise the rights in respect of any such change, conversion or exchange of capital stock, or to give such consent.

     (c) If the share transfer books shall be closed or a record date set for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for, or such record date shall be, at least ten (10) days immediately preceding such meeting.

     Section 6.07 Lost or Destroyed Certificates. The corporation may issue a new certificate for shares of the corporation in place of any certificate theretofore issued by it, alleged to have been lost or destroyed, and the Board of Directors may, in its discretion, require the owner of the lost or destroyed certificate or his or her legal representatives, to give the corporation a bond in such form and amount as the Board of Directors may direct, and with such surety or sureties as may be satisfactory to the board, to indemnify the corporation and its transfer agents and registrars, if any, against any claims that may be made against it or any such transfer agent or registrar on account of the issuance of such new certificate. A new certificate may be issued without requiring any bond when, in the judgement of the Board of Directors, it is proper to do so.


     Section 6.08 No Limitation on Voting Rights; Limitation on Dissenter's Rights. To the extent permissible under the applicable law of any jurisdiction to which the corporation may become subject by reason of the conduct of business, the ownership of assets, the residence of shareholders, the location of offices or facilities, or any other item, the corporation elects not to be governed by the provisions of any statute that (I) limits, restricts, modifies, suspends, terminates, or otherwise affects the rights of any shareholder to cast one vote for each share of common stock registered in the name of such shareholder on the books of the corporation, without regard to whether such shares were acquired directly from the corporation or from any other person and without regard to whether such shareholder has the power to exercise or direct the exercise of voting power over any specific fraction of the shares of the corporation or from any other person and without regard to whether such shareholder has the power to exercise or direct the exercise of voting power over any specific fraction of the shares of common stock of the corporation issued and outstanding or (ii) grants to any shareholder the right to have his or her stock redeemed or purchased by the corporation or any other shareholder on the acquisition by any person or group of persons of shares of the corporation. In particular, to the extent permitted under the laws of the state of incorporation, the corporation elects not to be governed by any such provision, including the provisions of the Utah Control Shares Acquisition Act,
Section 61-6-1 et seq., of the Utah Code Annotated, as amended, or any statute of similar effect or tenor.

                                         ARTICLE VII
                           EXECUTIVE COMMITTEE AND OTHER COMMITTEES

     Section 7.01 How Constituted. The Board of Directors may designate an executive committee and such other committees as the Board of Directors may deem appropriate, each of which committees shall consist of two or more directors. Members of the executive committee and of any such other committees shall be designated annually at the annual meeting of the Board of Directors; provided, however, that at any time the Board of Directors may abolish or reconstitute the executive committee or any other committee. Each member of the executive committee and of any other committee shall hold office until his or her successor shall have been designated or until his or her resignation or removal in the manner provided in these Bylaws.

     Section 7.02 Powers. During the intervals between meetings of the Board of Directors, the executive committee shall have and may exercise all powers of the Board of Directors in the management of the business and affairs of the corporation, except for the power to fill vacancies in the Board of Directors or to amend these Bylaws, and except for such powers as by law may not be delegated by the Board of Directors to an executive committee.

     Section 7.03 Proceedings. The executive committee, and such other committees as may be designated hereunder by the Board of Directors, may fix its own presiding and recording officer or officers, and may meet at such place or places, at such time or times and on such notice (or without notice) as it shall determine from time to time. It will keep a record of its proceedings and shall report such proceedings to the Board of Directors at the meeting of the Board of Directors next following.

     Section 7.04 Quorum and Manner of Acting. At all meetings of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, the presence of members constituting a majority of the total authorized membership of the committee shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the members present at any meeting at which a quorum is present shall be the act of such committee. The members of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, shall act only as a committee and the individual members thereof shall have not powers as such.

     Section 7.05 Resignations. Any member of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, may resign at any time by delivering a written resignation to either the president, the secretary, or assistant secretary, or to the presiding officer of the committee of which he or she is a member , if any shall have been appointed and shall be in office. Unless otherwise specified herein, such resignation shall take effect on delivery.

     Section 7.06 Removal. The Board of Directors may at any time remove any member of the executive committee or of any other committee designated by it hereunder either for or without cause.

     Section 7.07 Vacancies. If any vacancies shall occur in the executive committee or any other committee designated by the Board of Directors hereunder, by reason of disqualification, death, resignation, removal, or otherwise, the remaining members shall, until the filling of such vacancy, constitute the then total authorized membership of the committee and, provided that two or more members are remaining, continue to act. Such vacancy may be filled at any meeting of the Board of Directors.

     Section 7.07 Compensation. The Board of Directors may allow a fixed sum and expenses of attendance to any member of the executive committee, or of any other committee designated by it hereunder, who is not an active salaried employee of the corporation for attendance at each meeting of said committee.

                                         ARTICLE VIII
                               INDEMNIFICATION, INSURANCE, AND
                                OFFICER AND DIRECTOR CONTRACTS

     Section 8.01 Indemnification: Third Party Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, or suit by or in the right of the corporation to procure a judgement in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) judgments, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with any such action, suit or proceeding, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, creation a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, he or she had reasonable cause to believe that his or her conduct was unlawful.

     Section 8.02 Indemnification: Corporate Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made in respect of any claim, issue, or matter as to which such a person shall have been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

     Section 8.03 Determination. To the extent that a director, officer, employee, or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in Sections
8.01 and 8.02 hereof, or in defense of any claim, issue, or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith. Any other indemnification under Sections 8.01 and 8.02 hereof, shall be made to the corporation upon a determination that indemnification of the officer, director, employee, or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Sections 8.01 and 8.02 hereof. Such determination shall be made either (I) by the Board of Directors by a majority of a quorum consisting of directors who were not parties to such action, suit, or proceeding; or (ii) by independent legal counsel on a written opinion; or
(iii) by the shareholders by a majority vote of a quorum of shareholders at any meeting duly called for such purpose.

     Section 8.04 General Indemnification. The indemnification provided by this Section shall not be deemed exclusive of any other indemnification granted under any provision of any statute, in the corporation's Articles of Incorporation, these Bylaws, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent, and shall inure to the benefit of the heirs and legal representatives of such a person.

     Section 8.05 Advances. Expenses incurred in defending a civil or criminal action, suit or proceeding as contemplated in this Section may be paid by the corporation in advance of the final disposition of such action, suit, or proceeding upon a majority vote of a quorum of the Board of Directors and upon receipt of an undertaking by or on behalf of the director, officers, employee, or agent to repay such amount or amounts unless if it is ultimately determined that he or she is to be indemnified by the corporation as authorized by this Section.

     Section 8.06 Scope of Indemnification. The indemnification authorized by this Section shall apply to all present and future directors, officers, employees, and agents of the corporation and shall continue as to such persons who cease to be directors, officers, employees, or agents of the corporation, and shall inure to the benefit of the heirs, executors, and administrators of all such persons and shall be in addition to all other indemnification permitted by law.

     8.07 Insurance. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against any such liability and under the laws of the state of incorporation, as the same may hereafter be amended or modified.

                                          ARTICLE IX
                                         FISCAL YEAR

     The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.


                                          ARTICLE X
                                          DIVIDENDS

     The Board of Directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and on the terms and conditions provided by the Articles of Incorporation and these Bylaws.

                                          ARTICLE XI
                                          AMENDMENTS

     All Bylaws of the corporation, whether adopted by the Board of Directors or the shareholders, shall be subject to amendment, alteration, or repeal, and new Bylaws may be made, except that;

     (a) No Bylaws adopted or amended by the shareholders shall be altered or repealed by the Board of Directors;

     (b) No Bylaws shall be adopted by the Board of Directors which shall require more than a majority of the voting shares for a quorum at a meeting of shareholders, or more than a majority of the votes cast to constitute action by the shareholders, except where higher percentages are required by law; provided, however that (I) if any Bylaw regulating an impending election of directors is adopted or amended or repealed by the Board of Directors, there shall be set forth in the notice of the next meeting of shareholders for the election of directors, the Bylaws so adopted or amended or repealed, together with a concise statement of the changes made; and (ii) no amendment, alteration or repeal of this Article XI shall be made except by the shareholders.

                                   CERTIFICATE OF SECRETARY

     The undersigned does hereby certify that he or she is the secretary of OLYMPUS M.T.M. CORPORATION, a corporation duly organized and existing under and by virtue of the laws of the State of Utah; that the above and foregoing bylaws of said corporation were duly and regularly adopted as such by the Board of Directors of the corporation at a meeting of the board of Directors, which was duly and regularly held on the /s/ 23rd day of, /s/ July 1996 and that the above and foregoing Bylaws are now in full force and effect.

        DATED this   /s/ 29th    day of   /s/ July,    1996.



        /s/ Quinton Hamilton
        Secretary
        Olympus M.T.M.