Form 10QSB
period 1997-02-28
OLYMPUS MTM CORP
filed 1997-04-04
CIK 831489

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 1997

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


                            OLYMPUS M.T.M CORPORATION
                                 BALANCE SHEETS
                     February 28, 1997 and November 30, 1996

                                                                     2/28/97            11/30/96
                                                                 ----------------    ----------------
                                                                     [Unaudited]
ASSETS

      Total Current Assets                                     $               0   $               0

                                                                 ----------------    ----------------
TOTAL ASSETS                                                   $               0   $               0
                                                                 ================    ================

LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities
          Loans from stockholders                              $           2,708               2,038
          Accounts Payable                                                   100                 100
      Total Current Liabilities                                            2,808               2,138
                                                                 ----------------    ----------------

                                                                 ----------------    ----------------
TOTAL LIABILITIES                                                          2,808               2,138

EQUITY
          Common Stock                                                       902                 266
          Paid-in Capital                                              3,055,039           3,055,039
          Accumulated Deficit                                         (3,058,749)         (3,057,443)
                                                                 ----------------    ----------------
TOTAL EQUITY                                                              (2,808)             (2,138)

                                                                 ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                     $               0   $               0
                                                                 ================    ================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The November 30, 1996 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by


                           OLYMPUS M.T.M. CORPORATION
                            STATEMENTS OF OPERATIONS
    For the Three-Month Periods Ended February 28, 1997 and February 29, 1996

                                                           Three Months         Three Months
                                                               Ended                Ended
                                                              2/28/97             02/29/96
                                                         ------------------   ------------------
                                                            [Unaudited]          [Unaudited]
REVENUE
      Income                                           $                 0  $                 0
                                                         ------------------   ------------------
NET REVENUE                                                              0                    0

OPERATING EXPENSES
      Office Expenses                                                   60                    0
      Professional Fees                                              1,247                    0
                                                         ------------------   ------------------
TOTAL OPERATING EXPENSES                                             1,307                    0

                                                         ------------------   ------------------
NET INCOME/(LOSS)                                      $            (1,307) $                 0
                                                         ==================   ==================


NET LOSS PER SHARE                                     $             (0.00) $              0.00
                                                         ==================   ==================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                      902,017           39,800,080
                                                         ==================   ==================


                           OLYMPUS M.T.M. CORPORATION
                            STATEMENTS OF CASH FLOWS
    For the Three-Month Periods Ended February 28, 1997 and February 29, 1996

                                                                    Three Months          Three Months
                                                                       Ended                 Ended
                                                                      2/28/97               02/29/96
                                                                  -----------------     -----------------
                                                                    [Unaudited]           [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                                      $           (1,307)   $                0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in loans from shareholder                            1,307                     0
                                                                  -----------------     -----------------
      Net Cash Used For Operating Activities                                     0                     0
                                                                  =================     =================

Cash Flows Provided by Financing Activities                                      0                     0
------------------------------------------------------------------

      Net Increase In Cash                                                       0                     0

      Beginning Cash Balance                                                     0                     0

      Ending Cash Balance                                       $                0    $                0
                                                                  -----------------     -----------------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending February 28, 1997, or since on or before April 1990. On December 1, 1995, the Company was involuntarily dissolved by the State of Utah for failure to file an annual report and was subsequently reinstated by the State of Utah on July 31, 1996. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

     On December 20, 1996, 636,350 "unregistered" and "restricted"shares of the Company's common stock were issued to Jenson Services, Inc., a consultant to the Company for expenses incurred by the Company and settled by Jenson Services, Inc. These shares were authorized for issuance by the Board of Directors on July 23, 1996.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None; Not Applicable.

(b)Reports on Form 8-K.

None; Not Applicable.

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