Form 10QSB
period 1997-05-31
OLYMPUS MTM CORP
filed 1997-07-15
CIK 831489

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 1997

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

                                  May 31, 1997

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


                            OLYMPUS M.T.M CORPORATION
                                 BALANCE SHEETS
                       May 31, 1997 and November 30, 1996

                                                                     5/31/97            11/30/96
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
                                                                 ================    ================

LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities
          Loans from stockholders                              $           3,544   $           2,038
          Accounts Payable                                                     0                 100
      Total Current Liabilities                                            3,544               2,138
                                                                 ----------------    ----------------

                                                                 ----------------    ----------------
TOTAL LIABILITIES                                                          3,544               2,138

EQUITY
          Common Stock                                                       902                 266
          Paid-in Capital                                              3,055,039           3,055,039
          Accumulated Deficit                                         (3,059,485)         (3,057,443)
                                                                 ----------------    ----------------
TOTAL EQUITY                                                              (3,544)             (2,138)

                                                                 ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                     $               0   $               0
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


                           OLYMPUS M.T.M. CORPORATION
                            STATEMENTS OF OPERATIONS
    For the Three and Six Month Periods Ended May 31, 1997 and 1996

                                                           Three Months      Three Months     Six Months       Six Months
                                                               Ended            Ended           Ended             Ended
                                                              5/31/97         05/31/96         5/31/97           5/31/96
                                                         ---------------   ---------------  --------------   --------------
                                                            [Unaudited]      [Unaudited]     [Unaudited]      [Unaudited]
REVENUE
      Income                                            $          0       $         0    $         0      $          0
                                                           ----------         ----------    ----------        ----------
NET REVENUE                                                        0                 0              0                 0

OPERATING EXPENSES
      Office Expenses                                            213               216            273               216
      Professional Fees                                          523                 0           1770                 0
                                                           ----------         ----------     ----------        ----------
TOTAL OPERATING EXPENSES                                        (736)             (216)        (2,043)             (216)

                                                           ----------         ----------     ----------        ----------
NET INCOME/(LOSS)                                      $        (736)      $      (216)  $     (2,043)    $        (216)
NET LOSS PER SHARE                                     $       (0.01)      $     (0.01)  $      (0.01)    $       (0.01)
                                                           ==========         ==========     ==========        ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                902,017        39,800,080         902,017       39,800,080
                                                           ==========         ==========     ==========        ==========


                           OLYMPUS M.T.M. CORPORATION
                            STATEMENTS OF CASH FLOWS
           For the Three and Six Month Periods Ended May 31, 1997 and 1996

                                                        Three Months       Three Months       Six Months       Six Months
                                                           Ended              Ended             Ended            Ended
                                                          05/31/97          05/31/96           05/31/97         05/31/96
                                                        -------------      ------------      ------------     ------------
                                                        [Unaudited]        [Unaudited]       [Unaudited]      [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                             $    (736)          $    (216)     $    (2,043)       $    (216)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in Accounts Payable                 (100)                  0             (100)               0
    Increase/(Decrease) in loans from shareholder            836                 216            2,143              216
                                                       ------------        ------------    ------------      ------------
      Net Cash Used For Operating Activities                   0                   0                0                0
                                                       ============        ============    ============      ============

Cash Flows Provided by Financing Activities                    0                   0                0                0
-------------------------------------------

      Net Increase In Cash                                     0                   0                0                0

      Beginning Cash Balance                                   0                   0                0                0

      Ending Cash Balance                              $       0          $        0      $         0       $        0
                                                       ------------        ------------    ------------      ------------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending May 31, 1997, or since on or before April 1990. On December 1, 1995, the Company was involuntarily dissolved by the State of Utah for failure to file an annual report and was subsequently reinstated by the State of Utah on July 31, 1996. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

     On December 20, 1996, 636,350 "unregistered" and "restricted" shares of the Company's common stock were issued to Jenson Services, Inc., a consultant to the Company for expenses incurred by the Company and settled by Jenson Services, Inc. These shares were authorized for issuance by the Board of Directors on July 23, 1996.

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

                           OLYMPUS M.T.M. CORPORATION



Date: 7-15-97            By /S/ Ernest C. Psarras
                            Ernest C. Psarras, President and Director




Date: 7-15-97            By /S/ Quinton Hamilton
                            Quinton Hamilton, Secretary, Treasurer and Director