Form 10QSB
period 1997-08-31
OLYMPUS MTM CORP
filed 1997-10-31
CIK 831489

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 1997

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

                                October 9, 1997

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, with accompanying Note. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                         OLYMPUS M.T.M. CORPORATION
                              BALANCE SHEETS
                   August 31, 1997 and November 30, 1996

                                          8/31/97           11/30/96
                                         Unaudited
 ASSETS

 Total Current Assets                    $    0             $    0

 TOTAL ASSETS                            $    0             $    0

 LIABILITIES & EQUITY

 LIABILITIES

 Current Liabilities
    Loans from stockholders              $    0              2,038
    Accounts Payable                          0                100
 Total Current Liabilities                    0              2,138

 TOTAL LIABILITIES                            0              2,138

 EQUITY
 Common Stock                             1,264                266
 Paid-in Capital                      3,058,296          3,055,039
 Accumulated Deficit                 (3,059,560)        (3,057,443)
 TOTAL EQUITY                                 0             (2,138)

 TOTAL LIABILITIES & EQUITY             $     0            $     0


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


                      OLYMPUS M.T.M. CORPORATION
                       STATEMENTS OF OPERATIONS
       For the Three-Month Periods Ended August 31, 1997 and 1996
                                       Three Months     Three Months
                                          Ended            Ended
                                         8/31/97          08/31/96
                                       [Unaudited]      [Unaudited]
 REVENUE
 Income                                $      0         $      0

 NET REVENUE                                  0                0
 OPERATING EXPENSES
 Office Expenses                             10              382
 Professional Fees                           65              254
 TOTAL OPERATING EXPENSES                    75              636

 NET INCOME/(LOSS)                     $    (75)        $   (636)

 NET LOSS PER SHARE                    $  (0.01)        $  (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                            962,334       35,910,274

                      OLYMPUS M.T.M. CORPORATION
                      STATEMENTS OF CASH FLOWS
       For the Three-Month Periods Ended August 31, 1997 and 1996
                  Three Months   Three Months   Nine Months   Nine Months
                     Ended          Ended          Ended        Ended
                    8/31/97        08/31/96       8/31/97      08/31/96
                  [Unaudited]    [Unaudited]    [Unaudited]  [Unaudited]
 Cash Flows Used
 For Operating
 Activities
 Net Loss          $   (75)      $   (636)      $   (2,118)   $   (598)
 Adjustments to
 reconcile net loss
 to net cash
 used in operating
 activities:                                          (100)
 Issuance of common
 stock in exchange
 for expenses paid
 by a shareholder    3,619                           3,619
 lncrease/(Decrease)
 in loans from
 shareholder        (3,544)          636            (1,401)        598

 Net Cash Used For
 Operating Activities    0             0                 0           0

 Cash Flows Provided
 by Financing Activities 0             0                 0           0

 Net Increase In Cash    0             0                 0           0

 Beginning Cash Balance  0             0                 0           0

 Ending Cash Balance $   0         $   0             $   0       $   0


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending August 31, 1997, or since on or before April 1990. The Company was involuntarily dissolved by the State of Utah on December 1, 1995, for failure to file an annual report and subsequently reinstated on July 31, 1996. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.

     The Company has had no operations since on or before April 1990. During the quarterly period covered by this Report, the Company received no revenue and incurred total expenses of $75. Net loss for this period totaled $75, or $0.01 per share.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None; not applicable.

Item 2.Changes in Securities.

     None; not applicable.

Item 3.Defaults Upon Senior Securities.

     None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.Other Information.

     None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None.

(b)Reports on Form 8-K.

None.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OLYMPUS M.T.M. CORPORATION



Date: 10-30-97           By /s/ Ernest C. Psarras
      --------              ---------------------
                            Ernest C. Psarras, President and Director



Date: 10/27/97           By /s/ Terry Hardman
      --------              -----------------
                            Terry Hardman, Vice President and Director



Date: 10/20/97           By /s/ Quinton Hamilton
      --------              --------------------
                            Quinton Hamilton, Secretary, Treasurer and Director