Form 10QSB/A
period 1997-08-31
OLYMPUS MTM CORP
filed 1998-02-13
CIK 831489

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

                                October 31, 1997

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


                            OLYMPUS M.T.M CORPORATION
                                 BALANCE SHEETS
                       August 31, 1997 and November 30, 1996

                                                                     8/31/97            11/30/96
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
                                                                 ================    ================

LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities
          Loans from stockholders                              $           3,619   $           2,038
          Accounts Payable                                                     0                 100
      Total Current Liabilities                                            3,619               2,138
                                                                 ----------------    ----------------

                                                                 ----------------    ----------------
TOTAL LIABILITIES                                                          3,619               2,138

EQUITY
          Common Stock                                                       902                 266
          Paid-in Capital                                              3,055,039           3,055,039
          Accumulated Deficit                                         (3,059,560)         (3,057,443)
                                                                 ----------------    ----------------
TOTAL EQUITY                                                              (3,619)             (2,138)

                                                                 ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                     $               0   $               0
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


                           OLYMPUS M.T.M. CORPORATION
                            STATEMENTS OF OPERATIONS
    For the Three and Nine Month Periods Ended August 31, 1997 and 1996

                                                           Three Months      Three Months    Nine Months       Nine Months
                                                               Ended            Ended           Ended             Ended
                                                              8/31/97          8/31/96         8/31/97           8/31/96
                                                         ---------------   ---------------  --------------   --------------
                                                            [Unaudited]      [Unaudited]     [Unaudited]      [Unaudited]
REVENUE
      Income                                            $          0       $         0    $         0      $          0
                                                           ----------         ----------    ----------        ----------
NET REVENUE                                                        0                 0              0                 0

OPERATING EXPENSES
      Office Expenses                                             10               382            283               598
      Professional Fees                                           65               254           1835               254
                                                           ----------         ----------     ----------        ----------
TOTAL OPERATING EXPENSES                                         (75)             (636)        (2,118)             (852)

                                                           ----------         ----------     ----------        ----------
NET INCOME/(LOSS)                                      $         (75)      $      (636)  $     (2,118)    $        (852)

NET LOSS PER SHARE                                     $       (0.01)      $     (0.01)  $      (0.01)    $       (0.01)
                                                           ==========         ==========     ==========        ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                902,017        39,800,080         902,017       39,800,080
                                                           ==========         ==========     ==========        ==========


                           OLYMPUS M.T.M. CORPORATION
                            STATEMENTS OF CASH FLOWS
           For the Three and Nine Month Periods Ended August 31, 1997 and 1996

                                                        Three Months       Three Months      Nine Months      Nine Months
                                                           Ended              Ended             Ended            Ended
                                                          08/31/97          08/31/96           08/31/97         08/31/96
                                                        -------------      ------------      ------------     ------------
                                                        [Unaudited]        [Unaudited]       [Unaudited]      [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                             $     (75)          $    (636)     $    (2,118)       $    (598)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in Accounts Payable                    0                   0             (100)               0
    Increase/(Decrease) in loans from shareholder             75                 636            2,218              598
                                                       ------------        ------------    ------------      ------------
      Net Cash Used For Operating Activities                   0                   0                0                0
                                                       ============        ============    ============      ============

Cash Flows Provided by Financing Activities                    0                   0                0                0
-------------------------------------------

      Net Increase In Cash                                     0                   0                0                0

      Beginning Cash Balance                                   0                   0                0                0

      Ending Cash Balance                              $       0          $        0      $         0       $        0
                                                       ------------        ------------    ------------      ------------


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

                           OLYMPUS M.T.M. CORPORATION



Date:February 10, 1998     By /S/ Ernest C. Psarras
                            Ernest C. Psarras, President and Director




Date:February 10, 1998      By /S/ Quinton Hamilton
                            Quinton Hamilton, Secretary, Treasurer and Director