Form 10KSB
period 1997-11-30
OLYMPUS MTM CORP
filed 1998-02-27
CIK 831489

U. S. Securities and Exchange Commission
                                    Washington, D.C. 20549

                                         FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended November 30, 1997.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  November 30, 1997
- $ - 0 -

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

                               February 11, 1997
                                    902,017


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                    PART I

Item 1.  Description of Business.

Business Development
--------------------

     The Company has not engaged in any material operations since approximately April 1990. For additional historical information see 10-KSB for the year ending November 30, 1996.

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

     "Going Concern" Opinion of Independent Auditor. In its Independent Auditors' Report, dated November 30, 1996, on the Company's financial statements for the years ended November 30, 1996 and 1995, the Company's independent auditor has expressed uncertainty as to the likelihood of the Company's continuing as a going concern. This opinion is based on the Company's substantial accumulated losses from operations, its lack of assets and its net working capital deficiency. See the Index to Financial Statements, Note 2.

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

     As  discussed  under  the  caption  "Involvement  in  Other  'Blank  Check'
Companies," Jenson Services, which is a consultant and stockholder of the Company, has been and continues to be, involved in the promotion of other entities that may be deemed to be "blank check" companies. Additionally, Jenson Services provides financial consulting services to these companies.

     Future Sales of Common Stock. Jenson Services, Inc., currently beneficially owns 636,350 post-split shares of the common stock of the Company or approximately 70 percent of its outstanding voting securities. In addition, Duane S. Jenson, President and Director of Jenson Services, Inc., own 66,670 post-split shares of the common stock of the Company or approximately 7 percent of its outstanding voting securities. Effective July 23, 1997, all of the common stock owned by Jenson Services and Duane Jenson has held for one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Jenson Services may then commence to sell up to one percent of the outstanding securities of the Company in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Jenson Services could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations. For additional information concerning the present market for shares of common stock of the Company, see Part III, Item 9 of this Registration Statement.

     In addition, EADAC Investments owns 143,268 shares, or approximately 16 percent, of the Company's outstanding common stock. These shares were acquired on or before 1988, and may be sold under the applicable provisions of Rule 144 of the Securities and Exchange Commission. For additional information concerning common stock ownership of EADAC Investments or Mr. Psarras, see Part III, Item 9 of this Registration Statement.

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

     No Market for Common Stock; No Market for Shares. Although the Company's common stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), symbol "OMTM", there is currently no established market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Item 5, Part II, of this Report.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

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

     There has not been an "established public market" for the Company's common stock for the past 6 years. The Company's common stock is quoted on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD"), under the symbol "OMTM".

     After completing a merger or acquisition transaction the Company will seek a securities firm to make a market in its securities. If there is only one market maker in the Company's securities, there is a risk that market maker will dominate the market and set prices that are not based on competitive forces.

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


Involvement in Other "Blank Check" Companies.
---------------------------------------------

     Earnest C. Psarras, President and Director. Mr. Psarras may be deemed a beneficial owner, due to certain family relationships, of the 143,268 shares of common voting stock owned by EADAC Investments, which represent approximately 16 percent of the issued and outstanding shares of the Company. Other than the Company, Mr. Psarras has been neither an officer, director of affiliate of any other "blank check" companies for the last 5 years.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

     On July 20, 1996, acting by Unanimous Consent of Majority Shareholders, Duane S. Jenson and Ernest C. Psarras, who, on the date thereof, collectively owned seventy-nine percent (79%)of the issued and outstanding shares of the Company's common stock, unanimously consented to adopt Quinton Hamilton as Secretary, Treasurer and Director and Jason Ritchie as Vice President and Director. In addition, Ernest C. Psarras was retained as President and Director of the Company.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. The Company is listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD") under the symbol "OMTM"; however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by past or present members of management or others may have a substantial adverse impact on any such public market.

Holders
-------

     The number of record holders of the Company's common stock as of the Company's year ended November 30, 1997 was 514; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years.

Dividends
---------

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

     The Company has not engaged in any material operations in the period ending November 30, 1997, or since on or before April 1990. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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


Item 7.  Financial Statements.

For the periods ended November 30, 1997 and 1996
------------------------------------------------

Independent Auditors' Report

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to the Financial Statements

                           Olympus M.T.M. Corporation
                              Financial Statements
                                November 30, 1996

                       [With Independent Auditors' Report]

                           Olympus M.T.M. Corporation
                         [A Development Stage Company]

                               TABLE OF CONTENTS

                                                                                                     Page

     Independent Auditors' Report                                      1

     Balance Sheet - November 30, 1997                                 2

     Statements of Operations for the
     years ended November 30, 1997 and
     November 30, 1996                                                 3

     Statements of  Stockholders' Deficit for
     the years ended November 30, 1997
     and November 30, 1996                                             4

     Statements of Cash Flows for the
     years ended November 30, 1997 and
     November 30, 1996                                                 5

    Notes to Financial Statements                                     6-7



MANTYLA, McREYNOLDS
AND ASSOCIATES, C.P.A's
A Professional Corporation


                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Shareholders
Olympus M.T.M. Corporation
[A Development Stage Company]:


We have audited the accompanying balance sheet of Olympus M.T.M. Corporation [a development stage company] as of November 30, 1997, and the related statements of operations, stockholders' deficit, and cash flows for the years ended November 30, 1997 and November 30, 1996 and for the period from reactivation [December 1, 1995] through November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olympus M.T.M. Corporation as of November 30, 1997, and the results of its operations and their cash flows for the years ended November 30, 1997 and November 30, 1996 and for the period from reactivation [December 1, 1995] through November 30, 1997, in conformity with generally accepted accounting principles.

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


                                   By /s/ MANTYLS,McREYNOLDS&ASSOCIATES
                                   MANTYLA,McREYNOLDS&ASSOCIATES
Salt Lake City, Utah
February 2, 1998




                           Olympus M.T.M. Corporation
                         [A Development Stage Company]
                                  Balance Sheet
                               November 30, 1997

                                     ASSETS
Assets ............................................................   $         0
                                                                      -----------

Total Assets ......................................................   $         0
                                                                      ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
      Current Liabilities .........................................   $       100
      Payable to Shareholder ......................................         3,827
                                                                      -----------

          Total Liabilities .......................................         3,927

Stockholders' Deficit: (Note 4)
      Common stock, $.001 par value;
        authorized 50,000,000 shares; issued
        and outstanding 902,017 shares ............................           902
      Additional paid in capital ..................................     3,055,039
      Accumulated deficit .........................................    (3,059,868)
                                                                      -----------
          Total Stockholders' Deficit .............................        (3,927)
                                                                      -----------

                    Total Liabilities and
                         Stockholders' Deficit ....................   $         0
                                                                      ===========


                 See accompanying notes to financial statements



                           Olympus M.T.M. Corporation
                         [A Development Stage Company]
                           Statements of Operations
        For the Years Ended November 30, 1997 and November 30, 1996, and
 For the Period from Reactivation [December 1, 1995] through November 30, 1997

                                                                                From the Period
                                    For the Year Ended   For the Year Ended   from Reactivation to
                                    November 30, 1997    November 30, 1996     November 30, 1997
Revenues                              $       0            $         0           $         0


Expenses                                  2,325                  1,666                 3,991
                                      ---------            -----------           -----------

Loss Before Income Tax                   (2,325)                (1,666)               (3,991)

Income taxes - notes A & C                  100                    472                   572
                                      ---------            -----------           -----------

Net Loss                              $  (2,425)           $    (2,138)          $    (4,563)
                                      =========            ===========           ===========


Net Loss Per Share                    $   (0.01)           $     (0.01)          $     (0.01)
                                      =========            ===========           ===========


Weighted Average Shares Outstanding     848,988                265,667               557,328
                                      =========            ===========           ===========



                 See accompanying notes to financial statements



                           Olympus M.T.M. Corporation
                         [A Development Stage Company]
                       Statements of Stockholders' Deficit
        For the Years Ended November 30, 1997 and November 30, 1996, and
 For the Period from Reactivation [December 1, 1995] through November 30, 1997

                                                                      Deficit
                                                                    Accumulated
                                                       Additional     During         Net
                               Number of    Common     Paid-in      Development   Stockholders'
                                 Shares     Stock      Capital        Stage        Deficit
                               ---------   ---------   ----------   -----------    ------------

Balance, November 30, 1995     39,800,080  $  39,800   $ 3,015,505  $ (3,055,305)  $      0

Reverse Split 1 for 150 ...   (39,534,413)   (39,534)       39,534

Net loss for the year ended
   November 30, 1996 ......                                               (2,138)       (2,138)
                              -----------    -------    ----------    ----------    -----------

Balance, November 30, 1996        265,667        266     3,055,039    (3,057,443)       (2,138)
                              -----------    -------    ----------    ----------    -----------
Issuance of stock for debt.       636,350        636                                      636
                              -----------    -------    ----------    ----------    -----------
Net Loss for the year ended
    November 30, 1997 .....                                               (2,425)      (2,425)
                              -----------    -------    ----------    ----------    ----------
Balance, November 30, 1997        902,017        902     3,055,039    (3,059,868)      (3,927)
                              ===========    =======    ==========    ==========    ==========



                              See accompanying notes to financial statements



                           Olympus M.T.M. Corporation
                         [A Davelopment Stage Company]
                            Statements of Cash Flows
        For the Years Ended November 30, 1997 and November 30, 1996, and
 For the Period from Reactivation [December 1, 1995] through November 30, 1997

                                                                                        For the Period
                                             For the Year Ended  For the Year Ended  from Reactivation to
                                             November 30, 1997   November 30, 1996    November 30, 1997
                                              ---------------     --------------        -------------
Cash Flows From Operating Activities
------------------------------------

Net Loss .......................................   $(2,425)           $(2,138)            $(4,563)

Adjustments to reconcile net income to net
 cash used for operating activities:
          Increase/(decrease) in:
        Accounts payable........................     2,425              2,038               4,463
        Increase taxes payable .................         0                100                 100
                                                   -------             -------            -------
Net Cash Used for Operating Activities .........         0                  0                   0
                                                   -------             -------            -------

Net Increase (Decrease)in Cash .................         0                  0                   0

Beginning Cash .................................         0                  0                   0
                                                   -------             -------            -------

Ending Cash Balance ............................   $     0            $     0            $      0
                                                   =======             =======            =======



Supplemental Disclosure of Cash Flow Information
------------------------------------------------


Cash paid for the period for interest ..........   $     0            $     0            $     0

Cash paid for the period for income taxes ......   $     0            $     0            $     0



Supplemental Disclosure of Non-Cash Transactions
------------------------------------------------

The Company issued stock to a shareholder as consideration for partial reduction of an amount due to the shareholder (see note 4).


                          See accompanying notes to financial statements

                           Olympus M.T.M. Corporation
                          Notes to Financial Statements
                                November 30, 1997

Note 1 Organization and Summary of Significant Accounting Policies

     (a) Organization

     Olympus M.T.M. Corporation [Company] incorporated under the laws of the State of Utah on September 21, 1981. The Company was involuntarily dissolved by the State of Utah on December 1, 1995, for failure to file an annual report. Prior to the involuntary dissolution, the Company was principally involved in investing in mineral leases. On July 31, 1996, the Company was reinstated by the State of Utah.

     Olympus M. T. M. Corporation, a development stage company, has yet to commence its planned principal operations and has essentially been dormant for several years

     (b) Income Taxes

     Effective December 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of November 30, 1997 is $0 due to the valuation allowance established as described below.

     (c) Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of shares outstanding. The weighted average number of shares outstanding is presented on a post-split basis for the statement of operations. See note 4.

     (d) Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (e) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company has $0 cash at November 30, 1997.

Note 2 Liquidity

     The Company has accumulated losses through November 30, 1997 amounting to $3,059,868, has no assets, has no working capital at November 30, 1997, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                           Olympus M.T.M. Corporation
                          Notes to Financial Statements
                                November 30, 1997
                                   [continued]

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at November 30, 1997 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.


Note 4 Common Stock

     Effective August 20, 1996, the Company enacted a 1 for 150 reverse split of the 39,800,080 outstanding shares of common stock, while retaining the present authorized capital (50,000,000) and par value ($.001). Fractional shares were rounded to the nearest whole share. Any shareholder holding 100 or more pre-split shares retained a minimum of 100 post-split shares.

     On December 20, 1996 the Company issued 636,350 post-split shares of common stock to a shareholder, for expenses incurred by the Company but paid by the shareholder.

Note 5 Stockholder Loan

     A stockholder has paid expenses on behalf of the company in the amount of $2,425 during the year ended november 30, 1997 and $2,038 during the year ended november 30, 1996. The company has recorded a liability for these expenses to the stockholder. This liability was reduced by $636 with the stock transaction noted above. The unsecured loan bears no interest and is due on demand.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Mantyla, McReynolds and Associated, CPA's, of Salt Lake City, are continuing, with no disagreements, to audit the financial statements of the Company. There has been no change in the Company's accountants in the past two years.

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company years ending November 30, 1993, 1994, 1995, 1996 and 1997, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.



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

     Quinton Hamilton, Secretary, Treasurer and Director is 25 years old. Mr. Hamilton attended the University of Utah from 1990 to 1995, at which time he graduated with a B.A.. Mr. Hamilton worked as an account representative/coordinator with the marketing firm of Scopes, Garcia and Carlisle, located in Salt Lake City, Utah, for two years ending June 1997. Mr. Hamilton is currently workimg as a Marketing Associate for City Search of Salt Lake City Utah.

Family Relationships
--------------------

     There are no family relationships, by blood or marriage, between any Officers or Directors or persons nominated to become such.

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

     In conjunction with Section 16(a) of the Exchange act, the following table identifies the "reporting persons" who have filed Form 3's due to their relationships with the Company, in compliance with the aforementioned act.

"Reporting Person"            Relationship to Company            Date of Filing
------------------            ------------------------           --------------

Ernest C. Psarras             President and Director             04-01-96

Terry A. Hardman              Vice President and Director        04-01-96

Quinton N. Hamilton           Sec'y, Treasurer and Director      04-01-96

Duane S. Jenson               10% Owner                          04-01-96

Jeffrey D. Jenson             10% Owner                          04-01-96

Jenson Services, Inc.         10% Owner                          04-01-96

Eadac Investments             10% Owner                          04-01-96



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
Principal    Periods    $          $          Annual     Stock        SAR's      Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)        ($)        Compensa-
             Nov. 30                          sation($)                                     tion ($)

Quinton*  1997  0         0         0         0              0         0         0              0
Hamilton, 1996  0         0         0         0              0         0         0              0
Sec'y/    1995  0         0         0         0              0         0         0              0
Treasurer
& Director


Terry*    1997  0         0         0         0              0         0         0              0
Hardman,  1996  0         0         0         0              0         0         0              0
Vice      1995  0         0         0         0              0         0         0              0
President
& Director

Swen A.*  1997  0         0         0         0              0         0         0              0
Mortensen 1996  0         0         0         0              0         0         0              0
Sec'y/    1995  0         0         0         0              0         0         0              0
Treasurer
& Director

Ernest C.* 1997 0         0         0         0              0         0         0              0
Psarras,   1996 0         0         0         0              0         0         0              0
President  1995 0         0         0         0              0         0         0              0
& Director

Jason*     1997 0         0         0         0              0         0         0              0
Ritchie    1996 0         0         0         0              0         0         0              0
Vice       1995 0         0         0         0              0         0         0              0
President
& Director

Donald*    1997 0         0         0         0              0         0         0              0
Snarr      1996 0         0         0         0              0         0         0              0
Director   1995 0         0         0         0              0         0         0              0





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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:


Name and Address                            Number and Percentage*
                                         of Shares Beneficially Owned
----------------                         ----------------------------

Duane S. Jenson**                           66,670                  7%
5525 S. 900 E, Suite 110
S.L.C., UT 84117

Eadac Investments                           143,268                15%
Ernest C. Psarras***
2436 Kentucky Ave.
S.L.C., UT 84114

Jenson Services, Inc.**                    636,350                 70%
5525 S. 900 E. Suite 110
S.L.C., UT 84117


*Retroactively  reflects  150 for one reverse  split  effective  August 20,
     1996.
**Duane S. Jenson is President and majority shareholder
     of Jenson Services, Inc.
***Due to certain family relationships, Mr. Psarras may be deemed beneficial owner of these shares.

Security     Ownership    of    Management
--------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof:



                                             Number and Percentage*
                                         of Shares Beneficially Owned
                                         ----------------------------
Name and Address                            Currently
----------------                            ---------
Quinton Hamilton                                         0
2100 E. Bengal Blvd., Apt. H304
S.L.C., UT 84121

Terry Hardman                                            0
2165 E. 7495 S.
S.L.C., UT 84121

Ernest C. Psarras**                                143,268
Eadac Investments
2436 E. Kentucky Ave.
S.L.C., UT

All directors and officers as a group (3)          143,268

*Retroactively reflects 150 for one reverse split effective August 20, 1996. **This individual may be considered a beneficial owner of the aforementioned shares due to certain family relationships.

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

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K
-------------------

None; Not Applicable.


Exhibits*
--------
(3)             Registration Statemnt on Form 10-SB*, filed



     *These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporate herein by this reference.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OLYMPUS M.T.M. CORPORATION



Date: FEBRUARY 26, 1998       By /S/ ERNEST C. PSARRAS
                              Ernest C. Psarras, President
                              and Director





Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                              OLYMPUS M.T.M. CORPORATION



Date: FEBRUARY 26, 1998       By /S/ ERNEST C. PSARRAS
                              Ernest C. Psarras, President
                              and Director



Date: FEBRUARY 26, 1998       By /S/ TERRY HARDMAN
                              Terry Hardman, Vice President
                              and Director