Form 10QSB
period 1998-02-28
OLYMPUS MTM CORP
filed 1998-04-15
CIK 831489

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 1998

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

                                February 28, 1998

                                    902,017



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                            OLYMPUS M.T.M CORPORATION
                         [A Development Stage Company]
                                BALANCE SHEETS
                       February 28, 1998 and November 30, 1997

                                                                     2/28/98            11/30/97
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
                                                                 ================    ================

                              LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities
          Loans from stockholders                              $           4,522   $           3,827
          Accounts Payable                                                   100                 100
      Total Current Liabilities                                            4,622               3,927
                                                                 ----------------    ----------------

                                                                 ----------------    ----------------
TOTAL LIABILITIES                                                          4,622              3,927

                                     EQUITY
          Common Stock                                                       902                 902
          Paid-in Capital                                              3,055,039           3,055,039
          Accumulated Deficit                                         (3,060,563)         (3,059,868)
                                                                 ----------------    ----------------
TOTAL EQUITY                                                              (4,622)             (3,927)

                                                                 ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                     $               0   $               0
                                                                 ================    ================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The November 30, 1997 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                           OLYMPUS M.T.M. CORPORATION
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three month Period ending February 28, 1998 and 1997, and
For the Period from Reactivation [December 1, 1995] through February 28, 1998

                                                           Three Months      Three Months      For the Period
                                                               Ended            Ended       from Reactivation to
                                                              2/28/98          2/28/97            2/28/98
                                                         ---------------   ---------------     --------------
                                                            [Unaudited]      [Unaudited]        [Unaudited]
REVENUE
      Income                                            $          0       $         0    $         0
                                                           ----------         ----------    ----------
EXPENSES                                                         695             1,037          4,686
                                                           ----------         ----------     ----------
NET INCOME/(LOSS) BEFORE INCOME TAXES                  $        (695)      $    (1,037)  $     (4,686)

INCOME TAXES                                                       0                 0            572

NET LOSS                                                        (695)           (1,037)        (5,258)

NET LOSS PER SHARE                                     $       (0.01)      $     (0.01)  $      (0.01)
                                                           ==========         ==========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                902,017           902,017         557,328
                                                           ==========         ==========     ==========


                           OLYMPUS M.T.M. CORPORATION
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
        For the Three Month Periods Ended February 28, 1998 and 1997, and
 For the Period from Reactivation [December 1, 1995] through February 28, 1998

                                                        Three Months       Three Months      For the Period
                                                           Ended              Ended       from Reactivation to
                                                          02/28/98         02/28/97            2/28/98
                                                        -------------      ------------      ------------
                                                        [Unaudited]        [Unaudited]       [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                             $    (695)          $  (1,307)     $    (5,258)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in loans from shareholder            695               1,307           (5,258)
                                                       ------------        ------------    ------------
      Net Cash Used For Operating Activities                   0                   0                0
                                                       ============        ============    ============

Cash Flows Provided by Financing Activities                    0                   0                0
-------------------------------------------

      Net Increase In Cash                                     0                   0                0

      Beginning Cash Balance                                   0                   0                0

      Ending Cash Balance                              $       0          $        0      $         0
                                                       ------------        ------------    ------------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending February 28, 1998, or since on or before April 1990. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

None/ not applicable.

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

                           OLYMPUS M.T.M. CORPORATION



Date:  4-10-98              By/S/ Terry Hardman
                            Terry Hardman, Vice President and Director




Date:  4-15-98              By/S/ Quinton Hamilton
                            Quinton Hamilton, Secretary, Treasurer and Director