Form 10QSB
period 1998-05-31
OLYMPUS MTM CORP
filed 1998-06-12
CIK 831489

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 1998

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

                                May 31, 1998

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


                            OLYMPUS M.T.M CORPORATION
                         [A Development Stage Company]
                                BALANCE SHEETS
                       May 31, 1998 and November 30, 1997

                                                                     5/31/98            11/30/97
                                                                 ----------------    ----------------
                                                                   [Unaudited]
ASSETS

      Total Current Assets                                     $               0   $               0

                                                                 ----------------    ----------------
          TOTAL ASSETS                                         $               0   $               0
                                                                 ================    ================

                       LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

      Current Liabilities                                      $               0   $               0
      Loans from stockholders                                              5,890               3,827

                                                                 ----------------    ----------------

          TOTAL LIABILITIES                                                5,890              3,927

EQUITY
          Common Stock                                                       902                 902
          Paid-in Capital                                              3,055,039           3,055,039
          Accumulated Deficit                                         (3,061,831)         (3,059,868)
                                                                 ----------------    ----------------
TOTAL EQUITY                                                              (5,890)             (3,927)

                                                                 ----------------    ----------------
TOTAL LIABILITIES & EQUITY                                     $               0   $               0
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


                           OLYMPUS M.T.M. CORPORATION
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three month Period ending May 31, 1998 and 1997, and
For the Period from Reactivation [December 1, 1995] through May 31, 1998

                                                           Three Months      Three Months        For the Period
                                                               Ended            Ended         from Reactivation to
                                                              5/31/98          5/31/97              5/31/98
                                                         ---------------   ---------------      --------------
                                                            [Unaudited]      [Unaudited]         [Unaudited]
REVENUE
      Income                                            $          0       $         0       $          0

EXPENSES                                                       1,268               736              5,954
                                                           ----------         ----------         ----------
NET INCOME/(LOSS) BEFORE INCOME TAXES                  $      (1,268)      $      (736)      $     (5,594)

INCOME TAXES                                                       0                 0                572

NET LOSS                                                      (1,268)             (736)            (6,526)

NET LOSS PER SHARE                                     $       (0.01)      $     (0.01)      $      (0.01)
                                                           ==========         ==========         ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                902,017           902,017            557,328
                                                           ==========         ==========         ==========


                           OLYMPUS M.T.M. CORPORATION
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
        For the Three Month Periods Ended May 31, 1998 and 1997, and
 For the Period from Reactivation [December 1, 1995] through May 31, 1998

                                                        Three Months       Three Months      For the Period
                                                           Ended              Ended       from Reactivation to
                                                          05/31/98           05/31/97            5/31/98
                                                        -------------      ------------      ------------
                                                        [Unaudited]        [Unaudited]       [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                             $  (1,268)          $     (736)     $    (5,921)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Increase/(Decrease) in Income Taxes Payable            (100)                (100)             200
     Increase/(Decrease) in loans from shareholder         1,368                 836           (5,721)
                                                       ------------        ------------    ------------
      Net Cash Used For Operating Activities                   0                   0                0
                                                       ============        ============    ============

Cash Flows Provided by Financing Activities                    0                   0                0
-------------------------------------------

      Net Increase In Cash                                     0                   0                0

      Beginning Cash Balance                                   0                   0                0

      Ending Cash Balance                              $       0          $        0      $         0
                                                       ------------        ------------    ------------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending May 31, 1998, or since on or before April 1990. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

                           OLYMPUS M.T.M. CORPORATION



Date:  6-11-98              By/S/ Terry Hardman
                            Terry Hardman, Vice President and Director



Date:  6-11-98              By/S/ Quinton Hamilton
                            Quinton Hamilton, Secretary, Treasurer and Director