Form 10QSB
period 1998-09-30
INTERNET ADVISORY CORP
filed 1998-11-13
CIK 831489

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-16665


                   THE INTERNET ADVISORY CORPORATION
                   ---------------------------------
              (Name of Small Business Issuer in its Charter)


           UTAH                                        87-0426358
           ----                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                        2455 East Sunrise Blvd., Suite 401
                           Ft. Lauderdale, Florida 33304
                           -----------------------------
                     (Address of Principal Executive Offices)

                    Issuer's Telephone Number:  (888) 522-0958


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

                            September 30, 1998

                                7,202,017
                                ---------


                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Internet Advisory Corporation, a Utah corporation (the "Company"), required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                The Internet Advisory Corporation

                             Formerly
                    Olympus M.T.M. Corporation

                  Condensed Financial Statements

                        September 30, 1998
                 Independent Accountants' Report

                The Internet Advisory Corporation
                             Formerly
                    Olympus M.T.M. Corporation
                     Condensed Balance Sheet
                           (Unaudited)
                              ASSETS
                                                     September 30, 1998
Current Assets

     Cash                                             $   3,267

          Total Current Assets                            3,267

Equipment, net                                           24,422

Other Assets                                              7,002

TOTAL ASSETS                                          $  34,691

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

     Accounts payable                                 $  14,568

     Unearned income                                     98,002

          Total Current Liabilities                     112,570

Stockholders' Deficit

     Common stock                                         7,202

     Additional paid in capital                       3,068,838

     Accumulated deficit                             (3,153,919)

          Total Stockholders' Deficit                   (77,879)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     34,691


    See accompanying notes and Independent Accountants' report

                The Internet Advisory Corporation
                             Formerly
                    Olympus M.T.M. Corporation
                Condensed Statements of Operations
                           (Unaudited)
                                    For the Three          For the Three
                                     Months Ended          Months Ended
                                 September 30, 1998    September 30, 1997
Revenues                           $ 108,982            $   1,439

Sales, general and
administrative expense               130,290                5,084

Net Loss                           $ (21,308)           $  (3,645)

Net Loss per Share                 $   (0.01)           $   (0.01)

Weighted Average
Number of Shares
Outstanding                        7,202,017            7,202,017

    See accompanying notes and Independent Accountants' report

                 The Internet Advisory Corporation
                             Formerly
                    Olympus M.T.M. Corporation
                Condensed Statements of Operations
                            (Unaudited)

                           For the Nine                 For the Nine
                           Months Ended                 Months Ended
                         September 30, 1998         September 30, 1997
Revenues                   $    291,576             $    1,439

Sales, general and
administrative expense          336,010                  5,084

Net Loss                   $    (44,434)            $   (3,645)

Net Loss per Share         $      (0.01)            $    (0.01)

Weighted Average
Number of Shares
Outstanding                  7,202,017               7,202,017

    See accompanying notes and Independent Accountants' report

                 The Internet Advisory Corporation
                             Formerly
                    Olympus M.T.M. Corporation
                Condensed Statements of Cash Flows
                            (Unaudited)
                                    For the Three          For the Three
                                     Months Ended          Months Ended
                                 September 30, 1998    September 30, 1997
Cash Flows Used for Operating
Activities:

  Net Loss                       $  (21,038)            $ (3,645)

  Adjustments to reconcile net
  loss to net cash used for
  operating activities:

  Depreciation                        1,225                  -

  Increase in current liabilities    10,447                5,000

  Net Cash Flows Used for Operating
  Activities                         (9,366)               1,355

Cash Flows Used for Investing
Activities:

  Purchase of equipment              (2,758)                 -

  Net Cash Flows Used for Investing
  Activities                         (2,758)                 -

Net Increase (Decrease) in Cash     (12,124)               1,355

Beginning Cash Balance               15,391                  -

Ending Cash Balance                 $ 3,267             $  1,355

    See accompanying notes and Independent Accountants' report

                 The Internet Advisory Corporation
                             Formerly
                    Olympus M.T.M. Corporation
                Condensed Statements of Cash Flows
                            (Unaudited)

                           For the Nine                 For the Nine
                           Months Ended                 Months Ended
                         September 30, 1998         September 30, 1997
Cash Flows Used for Operating
Activities:


  Net Loss                  $ (44,434)              $   (3,645)

  Adjustments to reconcile
  net loss to net cash used
  for operating activities:

  Depreciation                  3,673                      -

  Increase in current
  liabilities                   3,615                    5,000

  Net Cash Flows Used for
  Operating Activities        (37,146)                   1,355

Cash Flows Used for Investing
Activities:

  Purchase of equipment       (14,708)                     -

  Increase in deposits         (7,002)                     -

Net Cash Flows Used for
Investing Activities          (21,710)                     -

Net Increase (Decrease) in
Cash                          (58,856)                   1,355

Beginning Cash Balance         62,123                       -

Ending Cash Balance          $  3,267                  $ 1,355

    See accompanying notes and Independent Accountants' report

                 The Internet Advisory Corporation
                             Formerly
                    Olympus M.T.M. Corporation
              Notes to Condensed Financial Statements
                        September 30, 1998

     PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, and Form 8-K, dated June 22, 1998, as amended.

     ORGANIZATION AND MERGER

     Olympus M.T.M. Corporation ("Olympus" or the "Company") was incorporated in the State of Utah on September 21, 1981. The Company was formed for the primary purpose of acquiring and investing in energy resources. The Company was not successful in its endeavors and ceased operations in or before April, 1990. The Company was then dormant until it acquired all of the assets and liabilities of The Internet Advisory Corporation ("IAC") on June 22, 1998, pursuant to an Agreement and Plan of Merger. The Internet Advisory Corporation is a Florida corporation incorporated on August 8, 1997 for the purpose of providing access to the Internet for its customers, and Web design. Subsequent to the Agreement and Plan of Merger, the name of Olympus M.T.M. Corporation was changed to The Internet Advisory Corporation.

     The Agreement and Plan of Merger set forth that Olympus would issue 6,000,000 shares to IAC's shareholders. At the time of said issuance, Olympus had 1,202,017 shares outstanding. Immediately after this issuance, IAC's shareholders owned 6,000,000 of the total outstanding of 7,202,017 shares, or 83 %.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          The Company's plan of operation for the next 12 months is to continue with its present business of web site programing and web hosting. The Company will concentrate on web site programs for various targeted industries, which include the travel, automotive, insurance and other e-commerce industries. The Company advertises the availability of its services to these businesses through various means, including print, radio and leafletting. Upgrades and renewals for existing customers will also be a significant part of the Company's plan of operation for the next 12 months.

          Management is exploring the possibility of creating new divisions within the Company and/or acquiring existing businesses. Because of its presently limited cash on hand, the Company expects that any such expansion during the next 12 months will have to be funded through private placements of "unregistered" and "restricted" shares of its common stock. There can be no assurance that the Company will be able to obtain sufficient funding to exploit any expansion opportunity that is presented or that, if such funding is obtained, any expansion activities will be profitable. At present, the Company has not identified any expansion opportunity. See the heading "Liquidity" of this caption.

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1998, the Company received revenues of $108,982, and incurred expenses totaling $130,290. Net loss during the period was $21,308, equaling $0.01 per share.

Liquidity.
----------

          As of September 30, 1998, the Company had total assets of $34,691, of which $3,267 consisted of cash and cash equivalents.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

              27       Financial Data Schedule.


          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE INTERNET ADVISORY CORPORATION



Date: 11/12/98                        By/s/Jeffrey A. Olweean
     --------------                     -------------------------------------
                                        Jeffrey A. Olweean
                                        President and Director




Date: 11/12/98                        By/s/Nicole Leigh
     --------------                     -------------------------------------
                                        Nicole Leigh
                                        Vice President and Director