Form 10KSB
period 1998-12-31
INTERNET ADVISORY CORP
filed 1999-03-09
CIK 831489

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the calendar year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________



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

                        2455 East Sunrise Blvd., Suite 401
                           Ft. Lauderdale, Florida 33304
                           -----------------------------
                     (Address of Principal Executive Offices)

                    Issuer's Telephone Number:  (954) 453-5000

                               N/A
                               ---
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 1998 - $415,085.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 9, 1999 - $23,511,254. There are approximately 2,402,417 shares of common voting stock of the Company held by non-affiliates. The Company has valued these shares at $9.7865 per share which is the average bid price for the Company's common stock from January 1, 1999 through February 24, 1999.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          February 9, 1999

                              7,518,017


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

         For information on the previous business of the Company, see its Annual Reports on Form 10-KSB for the years ended November 30, 1997, and 1996, which have been previously filed with the Securities and Exchange Commission and which are incorporated herein. See Item 13.

         The Company completed an Agreement and Plan of Reorganization (the "Plan") on June 22, 1998. Under the Plan, the Company issued 6,000,000 "unregistered" and "restricted" shares of its common stock to the stockholders of the Internet Advisory Corporation, a Florida corporation ("IAC Florida"), in exchange for the assets and liabilities of IAC Florida. Following the Plan, the IAC Florida stockholders became the majority stockholders of the Company and the Company became a successor to the operations of IAC Florida, which are discussed under the caption "Business," below. The Plan was reported on a Current Report on Form 8-K dated June 22, 1998, which was amended on September 3, 1998, and filed with the Securities and Exchange Commission on July 2, 1998, and September 3, 1998, respectively, and which are incorporated herein by reference. See Item 13.

         In connection with the Plan, on August 20, 1998, the Company amended its Articles of Incorporation to change its name from "Olympus M.T.M. Corporation" to "The Internet Advisory Corporation." On July 28, 1998, the Company filed a definitive Information Statement with the Securities and Exchange Commission with respect to the name change. A majority of the Company's stockholders voted to approve the name change on August 18, 1998. See Item 13.

         The Company's Board of Directors have chosen to change the Company's year end from November 30, to December 31.

Business.
---------

          The Company presently offers web site programming and web hosting to small and medium size companies. The Company offers a simple package that contains everything that clients need, including web hosting, at an affordable price. The Company controls costs using volume sales and a unique approach to marketing web site programming. The volume sales are possible by centralizing the sales force and conducting all sales via telephone, fax and the internet. The client is able to view a number of comparable sites, whether in its industry or not, in a variety of graphical styles. The production side must also keep up with the sales volume; a typical web site designer takes one to two days per web site. The Company has increased this to two web sites per day; this is achieved by using a production line approach to the website programming together with automated web site development procedures that the Company has devised to speed production.

         The Company is currently in negotiations with several long distance suppliers, including AT & T, GTE and UUNet, that would enable it to provide internet access throughout the U.S.

          The success of the Company's operations will depend on numerous factors, some of which it can control and others which are beyond its control. See the caption "Risk Factors," below.

"Year 2000".
-----------

          Management believes that the Company's operations are Year 2000 compliant. All of its hardware systems use the full four-digit format for defining years. All of the Company's software systems, both purchased and internally developed, use the full four-digit date format. The Company has tested its systems by advancing its computer clocks to the year 2000 and beyond; the systems have passed these tests.

          The Company can give no assurance that third parties with whom it does business (e.g., banks and utilities) will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Company. However, management does not believe that Year 2000 compliance issues of such third parties will result in a material adverse effect on the Company's financial condition or results of operations.

Principal Products or Services and their Markets.
-------------------------------------------------

         The Company is an international internet service provider and web site designer, and provides web site programming and hosting. See the caption "Management's Discussion and Analysis or Plan of Operation."

Distribution Methods of the Products or Services.
-------------------------------------------------

         The Company uses a centralized sales force that uses the internet, fax and telephone combined to market internationally.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

          All new products or services that have been publically announced are fully functional and creating revenue. These include:

               Wholesale web site hosting;

               automotive and insurance web site programming and hosting;

               real estate and travel web site programing and hosting.

Competition.
------------

         As new as the internet is, it is an extremely competitive market.
The Company faces competition from hundreds of entities, many of which have substantially greater assets and experience than the Company. However, the Company's marketing and programming have shown success, and management believes that the Company will be able to compete successfully in its industry for the foreseeable future. See the Risk Factor "Competition, Low Barriers to Entry."

Sources and Availability of Raw Materials.
------------------------------------------

          None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

          None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          The Company has licenses for its internet domain names, "Internet Academy" and "Hostfacility.com"; each license lasts for two years. The licenses expire unless renewed for $70.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          The Company is subject to Regulation 14A promulgated by the Securities and Exchange Commission under the 1934 Act. Section 14(a) of the 1934 Act requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent shall require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders. See the Risk Factor "Government Regulation and Legal Uncertainties."

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          Other than maintaining its good standing in the State of Utah; complying with applicable local business licensing requirements; preparing its periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act"); and complying with other applicable securities laws, rules and regulations as set forth above, the Company does not believe that existing or probable governmental regulations will have a material effect on its operations. However, the internet is a rapidly evolving commercial medium and may become subject to numerous types of regulation in the future. Areas of potential regulation include user privacy, advertising, information security and taxation. Because internet commerce is developing so rapidly, it is impossible to predict the type and extent of governmental regulation in the future. See the Risk Factor "Government Regulation and Legal Uncertainties."

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          None; not applicable.

Research and Development Expenses.
----------------------------------

          The Company believes that 2,000 hours were spent in each of the last two calendar years on research and development. Management estimates that a total of $300,000 was spent on research and development during that period, with virtually the entire amount taking the form of salaries. See the Risk Factors "Rapid Technology Change" and "Future Capital Needs; Uncertainty of Additional Funding."

Number of Employees.
--------------------

          The Company currently has 15 employees, all of whom are employed full time. During the next 12 months, the Company expects to hire an additional 12 full-time employees. Management believes that revenues will be sufficient to pay for all necessary salaries and wages.

Risk Factors.
-------------

          Fluctuations in Quarterly Operating Results and Margins; Seasonality of Business. The Company's operating results have fluctuated in the past and are likely to fluctuate in the future as a result of a variety of factors, many of which will be outside the Company's control. Some of these factors include material reduction or cancellation of major projects or the loss of a major client; the amount and timing of the receipt of new business; timing of hiring or loss of personnel; the amount and timing of the opening or closing of an office; the amount and the relative mix of high-margin creative or strategy consulting projects as compared to lower margin projects, capital expenditures and other costs relating to the expansion of operations; the level of demand for Intranet, Extranet and Web site development; the ability to maintain adequate staffing to service clients effectively; the cost of advertising and related media; the amount and timing of expenditures by clients for professional services; the introduction of new products or services by competitors; pricing changes in the industry; relative mix of lower cost full-time employees versus higher cost independent contractors; technical difficulties with respect to the use of the Internet; economic conditions specific to Internet technology usage; government regulation and legal developments regarding the use of the Internet; and general economic conditions. The Company may also experience seasonality in its business, resulting in diminished revenues as a consequence of decreased demand for professional services during summer and year-end vacation and holiday periods. Due to all of the foregoing factors, the Company's operating results in any given quarter may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock would likely be materially and adversely affected.

          The Company has experienced some seasonality in its business which results from timing of product introductions and business cycles of the Company's clients. The Company's revenues for the fiscal first and fourth quarters tend to be somewhat lower than other quarters because many clients have expended most of their marketing budgets prior to the end of the calendar year and do not release funds from the next calendar year's marketing budget until mid-to-late January. For the foregoing reasons and other factors, the Company's historical revenues and operating results are not necessarily meaningful and cannot be relied upon as indicators of the Company's future performance.

          The Company's historical financial data is of limited value in planning future operating expenses. Accordingly, the Company's expense levels will be based in part on its expectations concerning future revenues and will be fixed to a large extent. The Company will be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for services could have an immediate and material adverse effect on the Company's business, financial condition, results of operations and prospects.

          Limited Operating History; Accumulated Deficit; Evolving Business Model. The Company's operating predecessor was founded in August of 1997, and has incurred net losses since inception. Since the closing of the Plan, the Company has an accumulated deficit of $142,00. Accordingly, the Company will have only a limited operating history on which to base an evaluation of its business and prospects.

          The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet solutions and services. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, strengthen its business development and management activities while continuing to expand its network, continue to develop the strength and quality of its operations, maximize the value delivered to clients by the Company's Internet solutions, develop and enhance the Company's brands, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition, result of operations and prospects.

          Risks Related to Future Acquisitions. A key component of the Company's continued growth strategy is expected to be the acquisition of firms that meet the Company's goals for strategic growth and international expansion. The successful implementation of this strategy will depend of the Company's ability to identify suitable acquisition candidates , acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities the Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets may also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reporting operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel. Lack of client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly underperform relative to the Company's expectations. For all of these reasons, the Company's pursuit of an overall acquisition strategy or any individual pending or future acquisition may have a material adverse effect on the Company's business, financial condition, results of operations and prospects. To the extent that the Company chooses to use cash consideration for acquisitions in the future, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. As the Company issues stock to complete future acquisitions, existing shareholders will experience further ownership dilution.

          Risks Associated with Failure to Manage Growth. The Company's growth has placed, and any further expansion would continue to place, a significant strain on its limited personnel, management and other resources. In the future, the Company will be required to attract, train, motivate and manage new employees successfully and to continue to improve its operational, management and information systems and controls. There can be no assurance that the Company's systems, procedures or controls will be adequate to support its operations or that its management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model. The failure to effectively manage any further growth could have a material adverse effect on the Company's business, financial condition, results of operation and prospects.

          Competition, Low Barriers to Entry. The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. The Company's competitors can be divided into several groups: computer hardware and service vendors such as IBM and Hewlett Packard; advertising and media agencies such as Ogilvy & Mather, Young & Rubicam and Foote, Cone & Belding; Internet integrators and web presence providers such as Agency.com and iXL Holdings; large information consulting service providers such as Anderson Consulting, Cambridge Technology Partners and Electronic Data Systems Corporation; telecommunications companies such as AT&T and MCI; Internet and online service providers such as America Online, Netcom Online, and UUNet Technologies, and software vendors such as Microsoft, Netscape, Novell and Oracle. Many of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relation sources than the Company and could decide at any time to increase their resource commitments to the Company's target market. In addition, the market for web site development is relatively new and subject to continuing definition, and, as a result, may better position the Company's competitors to compete in this market as it matures. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Competition of the type described above could materially adversely affect the Company's business, results of operations, financial conditions and prospects.

          In addition, the Company's ability to maintain its existing client relationships and generate new clients will depend to a significant degree on the quality of its services and its reputation among its clients and potential clients, compared with the quality of its services provided by, and the reputations of, the Company's competitors. To the extent the Company loses clients to its competitors because of dissatisfaction with the Company's services or its reputation is adversely affected for any other reason, the Company's business, result of operations, financial conditions and prospects could be materially adversely affected.

          There are relatively low barriers to entry into the Company's business. Because firms such as the Company rely on the skill of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Company is likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

          Developing Internet Economy, Market for e-Commerce Solutions; Unproven Acceptance of the Company's Complete Media Solutions and Client Outsourcing. A substantial portion of the Company's revenue is expected to be derived from service that depend upon the adoption of Internet solutions by companies to improve their business positioning and processes, and the continued development of the World Wide Web, the Internet and e- Commerce.
The Internet may not prove to be a viable commercial marketplace because of inadequate development of necessary infrastructure, lack of development of complementary products, implementation of competing technology, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, government regulation, or other reasons. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continuous growth. Moreover, critical issues concerning the use of Internet and e-Commerce solutions (including security, reliability, cost ease of deployment and administration and quality of service) remain unresolved and may affect the growth of the use of such technologies to maintain, manage and operate a business, expand product marketing, improve corporate communications and increase business efficiencies. The adoption of Internet solutions for these purposes, particularly by those individuals and enterprises that have historically relied on traditional means, can be capital intensive and generally requires the acceptance of a new way of conducting business and exchanging information If critical issues concerning the ability of Internet solutions to improve business positioning and processes are not resolved or if the infrastructure is not developed, the Company's business, financial condition, results of operations and prospects will be materially adversely affected.

          Volatility of Stock Price. The trading prices of the Company's common stock have historically been subject to wide fluctuations, due to a variety of factors including announcements regarding financial results, acquisitions, and significant orders. Failure to achieve periodic revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firms or industry analysts could result in an immediate and adverse effect on the market price of the Company's common stock. The Company may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in a greater and immediate and adverse effect on the common stock of the Company. In addition, the stock market, which has recently been at or near historic highs, has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

          Conflicts of Interest. Conflicts of interest are inherent in certain segments of the marketing communications industry, particularly in advertising. The Company has in the past, and will likely in the future, be able to pursue potential advertising and other opportunities because such opportunities will require the Company to provide services to direct competitors of existing clients. In addition, the Company risks alienating or straining relationships with existing clients each time the Company agrees to provide services to even indirect competitors of existing Company clients. Conflicts of interest may jeopardize the stability of revenues generated from existing clients and preclude access to business prospects, either of which developments could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

          Rapid Technology Change. The market for Internet solutions and marketing services is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new processes and technologies and evolving industry standards and practices that could render the Company's existing service practices and methodologies obsolete. The Company's success will depend, in part, on its ability to improve its existing services, develop new services and solutions that address the increasingly sophisticated and varies needs of its current and prospective clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings. Failure to do so could result in the loss of existing customers or the inability to attract and retain new customers, either of which developments could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. There can be no assurance that the Company will be successful in responding quickly, cost-effectively and sufficiently to these developments. If the Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to change in market conditions or client requirements, its business, financial condition, result of operations and prospects would be materially adversely affected.

          Potential Liability to Clients. Many of the Company's consulting engagements involve the development, implementation and maintenance of applications that are critical to the operations of their clients' businesses. Its failure or inability to meet a client's expectations in the performance of its services could injure the Company's business reputation or result in a claim for substantial damages, regardless of its responsibility for such
failure.   In addition, the Company possesses technologies and content that may include confidential or proprietary client information. Although the Company has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The Company has attempted to limit contractually its damages arising from negligent acts, errors, mistakes or omissions in rendering professional services; however, there can be no assurance that any contractual protections will be enforceable in all instances or would otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial conditions.

          Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources and credit facilities will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next 9 months. However, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complimentary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its existing and new service offerings and competing technological and market developments. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements, particularly as its acquisition strategy matures.
There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its intellectual property or selected business opportunities. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the holder of the Company's common stock. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects.

          Government Regulation and Legal Uncertainties. The Company is not currently subject to direct government regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies, and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national and international levels with respect to the Internet covering issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. For example, the Telecommunications Act of 1996 (the "Telecommunications Act") imposes criminal penalties on anyone who distributes obscene or indecent communications over the Internet. Although the anti-indecency provisions of the Telecommunications Act have been declared unconstitutional by the federal courts, the increased attention focused upon these liability issues as a result of the Telecommunications Act could adversely affect the growth of the Internet and therefore demand for the Company's services. In addition, because the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, which regulations could negatively affect client demand for Internet solutions that facilitate electronic commerce. Moreover, the adoption of any such laws or regulations may decrease growth of the Internet, which could in turn decrease the demand for the Company's services or increase cost of doing business or in some other manner have a material adverse effect on the Company's business, financial conditions, results of operations or prospects. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal property is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

          Concentration of Stock Ownership. The present directors, executive officers and their respective affiliates beneficially own a majority of the outstanding common stock of the Company. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

          Susceptibility to General Economic Conditions. The Company's revenues and results of operations are subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession in the United States, then the Company expects that business enterprises, including its clients and potential clients, likely will substantially and immediately reduce their budgets. Because certain clients of the Company have substantial overseas operations, their budgets may also be adversely affected by economic conditions in overseas markets, including the recent volatility in Asian and Russian economies and Asian and Russian currency and securities markets. In the event of such an economic downturn, the Company's business, financial condition, results of operations and prospects may be materially and adversely affected.

Item 2.  Description of Property.
         ------------------------

        The Company currently leases 4674 square feet of office space in Ft. Lauderdale, Florida, at a rate of $6,615.50 per month. The term of the lease is four years, expiring February 28, 2003.

Item 3.  Legal Proceedings.
         ------------------

          The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

        On August 18, 1998, a majority of the Company's stockholders voted to change its name from "Olympus M.T.M Corporation" to "The Internet Advisory Corporation." No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "PUNK"; no assurance can be given that any market for the Company's common stock will be maintained.

                             STOCK QUOTATIONS*

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---

[S]                                     [C]                 [C]
March 31, 1998                          0.01                0.01

June 30, 1998                           3.25                2.625

September 30, 1998                      2.9375               .75

December 31, 1998                       7.875               1.25


          There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

          The issuances of an aggregate of 6,976,932 "unregistered" and "restricted" post-split shares of common stock to the persons named under the caption "Recent Sales of Unregistered Securities," below, were the only sales of any "restricted" securities of the Company during the period covered by this Report. Future sales of any of these securities may have a future adverse effect on any "public market" in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities" of this Report.

Holders.
--------

          The number of record holders of the Company's securities as of the date of this Report is approximately 531.

Dividends.
----------

          The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Recent Sales of Unregistered Securities.
----------------------------------------

                     Date                 Number of        Aggregate
     Name            Acquired             Shares           Consideration
      ----            --------            ---------         -------------

IAC Florida Stockholders  6/22/98         6,000,000                (1)

Santiago Alfonso         11/13/98             5,000             Services

Lourdes Alfonso          11/13/98             5,000             Services

Jason Todd Greenberg     11/13/98             5,000             Services

Francis Dropik             1/7/99             5,000             Services

Christopher R. Ebersole    1/7/99             5,000             Services

Private Placement
Subscribers                     (2)           971,932             $1,214,915

Bensen Capital Management 2/23/99            44,000             Services

Howard Berkowitz          2/23/99            12,000             Services

Mark Teinert              2/23/99            12,000             Services

Bill Von Gremp            2/23/99            12,000             Services

     (1) These shares were issued in connection with the Plan, which was disclosed in the Company's Current Report on Form 8-K, dated June 22, 1998, and amended September 3, 1998. See Item 13. Also see the heading "Business Development" of the caption "Business."

      (2) These shares were issued over a period of time ranging from November 11, 1998, to February 15, 1999, pursuant to a private placement of the Company's "unregistered" and "restricted" common stock at a price of $1.25 per share.

          Beginning on June 22, 1999, a total of 6,000,000 of these shares will become eligible for resale under Rule 144 of the Securities and Exchange Commission, provided that the Company maintains "current publicly available information" about itself and that the other requirements of Rule 144 are met. The sale of all or a portion of these shares may have a material adverse effect on the market price for the Company's common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The disclosure herein contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, planned operations, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" below.

          Overview. The Company is a leading global provider of Internet-based solutions such as web site design, retail and wholesale web site hosting and system co-location. The Company offers comprehensive solutions designed to improve clients' business processes using Internet applications. The Company's Internet services include strategic consulting; analysis and design; technology development; implementation and integration; and maintenance. The Company markets its services to small, medium and large corporations.

             To date, the Company has generated its revenues solely from web site design and retail web hosting (known when unified as "full service design and hosting"). The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly in new and rapidly evolving markets such as the Internet and companies serving the Internet. Such risks for the Company include but are not limited to a constantly evolving business model and the management of both internal and acquisition-based growth. To address these risks, the Company must among other things, continue to develop the strength and quality of its web site design and hosting facility; maximize the value delivered to its clientele; enhance the "Internet Advisory", "PUNK" and "HostFacility.com" brand names; respond to competitive developments; acquire financing for its expansion plan, and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has incurred net losses since its inception. Although the Company has experienced revenue growth in recent months, such growth rates may not be sustainable or indicative of future operating results. The Company expects to continue to incur operating losses through at least the second quarter (ending June 30) of 1999, and there can be no assurance that the Company will achieve or sustain profitability.

          Sources of Revenue. During the period covered by this Report, the Company's revenues were derived exclusively from initial web site design and programming fees and monthly retail web site hosting fees. Typically, these fees were recognized when received because all obligations required of the Company by the customer were substantially performed concurrently with the execution of a design and hosting agreement.

          The services offered by the Company include Internet solutions such as web site programming and design and web site hosting. Each engagement is billed over the course of the engagement on either a time and materials basis or a fixed-price basis. Billable rates vary by the services provided and by the geographical region. The pricing, management and execution of individual engagements are the sole responsibility of the Company's management.

          Cost Structure. The Company recognizes revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost, and server expense are classified as cost of revenues. General and Administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone, and travel.

          Results of Operations.
          ----------------------

          During the calendar year ended December 31, 1998, the Company received revenues of $415,085, as compared to revenues of $37,560 during the calendar year ended December 31, 1997. After deducting costs of sales, gross profits were $358,283 and $9,393 in each of these periods.

          Net losses in the calendar years ended December 31, 1998, and 1997, were $(92,742) ($0.03 per share) and $(50,080) ($0.06 per share), respectively.

          Recent Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that companies report separately in their financial statements certain financial and descriptive information about operating segments , if applicable. The Company does not expect the adoption of SFAS No. 131 to have any impact on the Compans consolidated financial results and is currently assessing the disclosure requirements of the new pronouncement.

          The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the fiscal year ending December 31, 1998. SFAS No. 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the fiscal year ending December 31, 1998, such items were not significant, and the Company's comprehensive loss approximated its net loss.

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed of obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of costs incurred for computer software developed or obtained for internal use. The Company has not determined the impact, if any, of adopting SOP 98-1, which will be effective for the Company's calendar year ending December 31, 1999.

          In June 1998, the SFAS issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value and corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivatives. The Company has not yet determined the effect, if any, of adopting SFAS 133, which will be effective for the Company's fiscal year 2000.

Liquidity and Capital Resources.
--------------------------------

          At December 31, 1998, the Company had approximately $384,934 in cash, cash equivalents and short-term investments, compared to $ 62,123 at December 31, 1997.

          Cash provided by financing activities was $ 395,000 for the year ending December 31, 1998, and was primarily due to a private placement of "unregistered" and "restricted" stock in December.

          The Company currently has no material commitments. The Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complimentary to those of the Company, which may require the use of cash. The Company believes that existing cash, investments and borrowings available under its credit facilities will be sufficient for at least the next 9 months; however, the Company may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Companies existing and new service offerings and competing technological and market developments. See the Risk Factor "Future Capital Needs; Uncertainty of Additional Financing."


Item 7.  Financial Statements.
         ---------------------

                     THE INTERNET ADVISORY CORPORATION
                                 Formerly
                        Olympus M.T.M. Corporation
                           Financial Statements
                                    and
                       Independent Auditors  Report
                             December 31, 1998

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
The Internet Advisory Corporation


We have audited the accompanying balance sheet of The Internet Advisory Corporation, formerly Olympus M. T. M. Corporation, as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Internet Advisory Corporation as of December 31, 1998, and the results of operations and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                   Mantyla, McReynolds and Associates

Salt Lake City, Utah
February 9, 1999

                     The Internet Advisory Corporation
                                 Formerly
                        Olympus M.T.M. Corporation
                               Balance Sheet
                             December 31, 1998

                                  ASSETS
Current Assets:

     Cash                                                    $  384,934

        Total Current Assets                                    384,934

Property and Equipment - Note 6                                  45,888
Less: Accumulated depreciation                                   (7,602)
    Net Property and Equipment                                   38,286
Other Assets:
    Deposit                                                       7,002
       Total Assets                                          $  430,222

                   LIABILITIES AND STOCKHOLDERS  EQUITY

Liabilities:

   Current Liabilities:

     Accounts payable                                        $   13,625
     Accrued liabilities                                         29,243
     Unearned Income                                             97,829
       Total Current Liabilities                                140,697
          Total Liabilities                                     140,697

Stockholders  Equity:

  Common Stock -- 50,000,000 shares
  authorized, $.001 par value; 7,533,017
  shares issued and outstanding                                   7,533
  Additional Paid-In Capital                                  3,482,257
  Accumulated Deficit                                        (3,200,265)
      Total Stockholders  Equity                                289,525
         Total Liabilities and
         Stockholders  Equity                                $  430,222

              See accompanying notes to financial statements.

                     The Internet Advisory Corporation
                                 Formerly
                        Olympus M.T.M. Corporation
                         Statements of Operations
              For the Years Ended December 31, 1998 and 1997
                                   1998               1997
Revenues                            $ 415,085         $  37,560

Cost of Sales                          56,802            28,167

Gross Profit                          358,283             9,393

General and Administrative
Expenses                              451,025            59,373

Net Loss from Operations              (92,742)          (49,980)

Other Income/Expense                     -0-               -0-

Net Loss Before Income Taxes          (92,742)          (49,980)

Current Year Provision for Income
Taxes                                    -0-                100

Net Loss                            $ (92,742)         $(50,080)

Loss Per Share                      $    (.03)         $   (.06)

Weighted Average Shares
Outstanding                         3,701,177           902,017

              See accompanying notes to financial statements.

                     The Internet Advisory Corporation
                                 Formerly
                        Olympus M.T.M. Corporation
               Statements of Stockholders' Equity/(Deficit)
              For the Years Ended December 31, 1998 and 1997
                                           Additional                Total
                        Number of  Common   Paid-in  Accumulated Stockholders'
                          Shares    Stock   Capital     Deficit     Equity
Balance, December 31,
1996                     902,017   $  902  $3,055,039 $(3,057,443) $ (1,502)

Net loss for the year
ended December 31, 1997                                   (50,080)  (50,080)

Balance, December 31,
1997                     902,017      902   3,055,039  (3,107,523)  (51,582)

Issued Stock for debt,
June 9, 1998             300,000      300         350                   650

Issued Stock for
Assets,
recapitalization,
6/22/98                6,000,000    6,000      13,449                19,449

Issued stock for cash,
December 1998            316,000      316     394,684               395,000

Issued stock for
services,
December 1998             15,000       15      18,735                18,750

Net loss for the year
ended December 31,
1998                                                      (92,742)  (92,742)

Balance, December 31,
1998                   7,533,017   $7,533  $3,482,257 $(3,200,265) $289,525

              See accompanying notes to financial statements.

                     The Internet Advisory Corporation
                                 Formerly
                        Olympus M.T.M. Corporation
                          Statement of Cash Flows
              For the Years Ended December 31, 1998 and 1997
                                               1998                 1997
Cash Flows Provided by/(Used for) Operating
Activities

Net Loss                                     $ (92,742)        $ (50,080)

Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                 6,794               808
    Issued stock for services                   18,750               -
    Increase in current liabilities             31,741           107,554

Net Cash Provided by/(Used for) in
Operating  Activities                          (35,457)           58,282

Cash Flows Used for Investing Activities
Lease deposit                                   (7,002)
Purchases of property and equipment            (29,730)          (16,159)

Net Cash Used for Investing
Activities                                     (36,732)          (16,159)

Cash Flows Provided by Financing Activities
  Investment in IAC prior to combination           -              20,000
  Issued stock for cash                        395,000               -
     Net Cash Provided by Financing
     Activities                                395,000            20,000

         Net Increase in Cash                  322,811            62,123

Beginning Cash Balance                          62,123             -0-

Ending Cash Balance                           $384,934           $62,123

Supplemental Disclosure Information:

  Issued stock in recapitalization - Note 2
  Cash paid during the year for interest     $   -0-             $  -0-
  Cash paid during the year for income taxes     100                -0-

              See accompanying notes to financial statements.
                     The Internet Advisory Corporation
                                 Formerly
                        Olympus M.T.M. Corporation
                       Notes to Financial Statements
                             December 31, 1998

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)  Organization

          Olympus M.T.M. Corporation ("Olympus" or the "Company") was incorporated in the State of Utah on September 21, 1981. The Company was formed for the primary purpose of acquiring and investing in energy resources. The Company was not successful in its endeavors and ceased operations on or before April, 1990. The Company was then dormant until it acquired all of the assets and liabilities of The Internet Advisory Corporation (IAC) on June 22, 1998, pursuant to an Agreement and Plan of Merger. The Internet Advisory Corporation is a Florida corporation incorporated on August 8, 1997 for the purpose of providing hosting on the Internet for its customers, and Web design. Subsequent to the Agreement and Plan of Merger, the name of Olympus M.T.M. Corporation was changed to The Internet Advisory Corporation.

          Pursuant to The Agreement and Plan of Merger, Olympus issued 6,000,000 shares to IAC's shareholders. At the time of said issuance, Olympus had 1,202,017 shares outstanding. Immediately after this issuance, IAC's shareholders owned 6,000,000 of the total outstanding of 7,202,017 shares, or 83%.

          The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

          (b)  Income Taxes

          Effective August 8, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 1998 is $0 due to the valuation allowance established as described below.

          (c)  Net Loss Per Common Share

          Net loss per common share is based on the weighted-average number of shares outstanding.

          (d)  Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash and cash equivalents as deposits in commercial banks. The Company had $384,934 cash at December 31, 1998.

          (e)  Use of Estimates in Preparation of Financial Statements

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

          (f)  Property and Equipment

          Property and equipment are stated at cost. Depreciation is provided using the straight-line basis over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.

NOTE 2    RECAPITALIZATION

          On June 22, 1998, IAC entered into an agreement and plan of merger with Olympus , wherein the IAC exchanged all of its assets and liabilities as of May 31, 1998 for 6,000,000 shares of Olympus. Immediately subsequent to the exchange, the IAC's shareholders held approximately 83% of the outstanding shares of Olympus. The Company continues its operations in the Olympus structure but has changed the name of Olympus M.T.M. Corporation to The Internet Advisory Corporation. The transaction has been accounted for as a purchase.

NOTE 3    INCOME TAXES

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes, as of August 8, 1997. No provision has been made for income taxes in the consolidated financial statements because the Company has accumulated losses since inception.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1998 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

NOTE 4    RELATED-PARTY TRANSACTIONS

          The Company has an agreement with an entity controlled by the Company's president. The subject entity provides advertising for the Company at a cost of $1,500 per month.

NOTE 5    STOCK ISSUANCE

          In December 1998, the Company issued stock in the following manner:

Description                    Price per share   Number Shares   Consideration

Issued shares for cash,
12/11/98                        $   1.25             16,000        $ 20,000

Issued shares for cash,
12/30/98                            1.25            200,000         250,000

Issued shares for cash,
12/31/98                            1.25            100,000         125,000

Issued shares for services,
12/31/98                            1.25             15,000          18,750

  Total                                             331,000       $ 413,750

NOTE 6    PROPERTY AND EQUIPMENT

          The major classes of assets as of the balance sheet date are as follows:
                                              Accumulated
          Asset Class           Cost          Depreciation     Method/Life

Equipment and furniture       $45,888        $(7,602)             SL/5

          Current year depreciation expense was $6,794.

NOTE 7    OFFICE LEASE\SUBSEQUENT EVENT

          In January, 1998 the Company entered into an operating lease with an unrelated party for its facilities. The lease is for a period of five years. Total rent paid for 1998 on this facility was $29,926. Prior to entering into this lease arrangement, the Company rented space on a month to month basis for $390 per month. Total rent paid under this agreement for the period ended December 31, 1998 is $390.

          On February 10, 1999 the Company signed an addendum to the original lease agreement for additional space in the same building as the corporate offices. The terms of this addendum increase the total rentable square feet to 4,674, and the future minimum lease payments to the following:

                    1999              68,009
                    2000              82,032
                    2001              85,313
                    2002              88,726
                    2003              14,883

NOTE 8    SUBSEQUENT EVENT

          By unanimous consent of the Board of Directors, on February 15, 1999, the Company resolved to issue 716,000 "unregistered" and "restricted" shares of common stock to subscribers for $1.25 per share or $895,000.
This transaction will be effectively recorded as of January 31, 1999.

NOTE 9    SIGNIFICANT CONCENTRATION OF CREDIT RISK

          The Company has no single customer that represents a significant portion of total revenues. The Company's activities are limited only by access to the Internet and not to any geographic boundaries.

          The Company maintains cash balances in a financial institution located in the Ft. Lauderdale, Florida. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.
The Company had cash of $284,934 in excess of the FDIC insured limit at December 31, 1998.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None; not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                       Date of       Date of
                  Positions          Election or   Termination
Name                Held             Designation   or Resignation
----                ----             -----------   --------------

Jeffrey Olweean      President           6/98          *
                     Director            6/98          *

Nicole Leigh         Vice President      6/98          *
                     Director            6/98          *

Barbara Fytton       Director            6/98          *


          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          Jeffrey Olweean, Director and President. Mr. Olweean is 35 years of age. Mr. Olweean has been involved in the securities and computer industries for the past 12 years. His business experience includes raising financing for various companies, both public and private, overseeing the implementation of business plans for public companies and securities trading. Mr. Olweean is a 1986 graduate of Michigan State University.

          Nicole Leigh, Director and Vice President. Ms. Leigh is 27 years of age. In addition to her involvement with the Company, she has handled broker and investor relations for various public corporations. Her responsibilities have included the researching and production of newsletters, press releases and general promotion of the investor relations firm Chez Inc. Ms. Leighs prior business experience also includes graphic design and internet website design.

          Barbara Fytton, Director. Ms. Fytton is 70 years of age. For 18 years, Ms. Fytton was a director of Raymond Loewy International Ltd. in the United Kingdom, France and Switzerland. In addition to her involvement with the Company, Ms. Fytton is financial comptroller of William White Switchgear Ltd., a UK defense contractor, and Ward Executive and Management Recruitment Company, which is also based in the UK.

Significant Employees.
----------------------

          Francis Fytton is the Company's Technical Coordinator. He has over 20 years' experience in the computer industry, commencing with Sperry Univac in London and Chicago. Mr. Fytton has served as a Network Specialist with Xerox Corporation; Software Product Manager for Crowntek Networks; and Product Manager with Microsoft Corporation. For the past three years, Mr. Fytton has owned and operated internet websites, acted as an internet consultant and conducted seminars throughout the US and Canada for business wishing to use the internet.

Family Relationships.
---------------------

          Other than Jeffrey Olweean and Nicole Leigh are brother and sister, there are no other family relationships between any directors or executive officers of the Company, either by blood or by marriage. Francis Fytton is the son of Barbara Fytton.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Each of the Company's directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on or about May 19, 1998.

          In January, 1999, Barbara Fytton, who is a director of the Company, gifted certain of the Company's shares that she owned. Ms. Fytton will promptly file a Form 4 with respect to this transaction.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                                SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Jeffrey
Olweean     12/31/97    0     0     0     0      0     0   0
President,  12/31/98 $13,128  0     0     0      0     0   0
Director

Nicole
Leigh       12/31/97    0     0     0     0      0     0   0
V.President 12/31/98 $14,391  0     0     0      0     0   0
Director

Barbara
Fytton      12/31/97    0     0     0     0      0     0   0
Director    12/31/98    0     0     0     0      0     0   0


         Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 1998 and 1997. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

          The Company has an informal arrangement for issuance of "unregistered" and "restricted" stock to employees whose performance is deemed to have been particularly beneficial to the Company.

Compensation of Directors.
--------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

           Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person; none of the Company's directors or executive officers is acting on behalf of or will act at the direction of any other person.

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of February 9, 1999. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Barbara Fytton              2,209,800                     29.4%
4 Cavendish Court,
Cardigan Road
Richmond, Surrey
England TW106BL

Nicole Leigh                1,452,900                     19.3%
215 NE 23rd Street W309
Wilton Manors, FL 33305

Jeffrey Olweean             1,452,900                     19.3%
3850 Galt Ocean Drive 706
Ft. Lauderdale, FL 33308
                            ---------                    -----
          TOTALS            5,115,600                     68.0%



Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of February 9, 1999. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------
Barbara Fytton              2,209,800                     29.4%
4 Cavendish Court,
Cardigan Road
Richmond, Surrey
England TW106BL

Nicole Leigh                1,452,900                     19.3%
215 NE 23rd Street W309
Wilton Manors, FL 33305

Jeffrey Olweean             1,452,900                     19.3%
3850 Galt Ocean Drive 706
Ft. Lauderdale, FL 33308
                            ---------                    -----
All directors and executive
officers as a group (3)     5,115,600                     68.0%


Changes in Control.
-------------------

          There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

           There have been no material transactions between the Company and any director, executive officer, nominee to become a director or executive officer, 5% stockholder, parent or promoter during the last fiscal year; however, for information about transactions with current members of management prior to their election to these capacities, see the Company's Current Report dated June 22, 1998, as amended. See Item 13.

Parents of the Issuer.
----------------------

          The Company has no parents, except to the extent that directors and executive officers may be deemed to be parents by virtue of collective ownership of a majority of issued and outstanding shares.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          Current Report on Form 8-K, dated June 22, 1998, and amended on September 3, 1998, as filed with the Securities and Exchange Commission on July 2, 1998 and September 3, 1998, respectively.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Annual Report on Form 10-KSB for the           Part I
year ended November 30, 1996

Annual Report on Form 10-KSB for the year      Part I
ended November 30, 1997

Articles of Amendment to Articles of           Part I
Incorporation, filed August 20, 1998

Definitive Information Statement filed with    Part I
the Securities and Exchange Commission on July 28, 1998
          (ii)

Exhibit
Number               Description
------               -----------

 21       Subsidiaries

 27       Financial Data Schedule


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.



                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE INTERNET ADVISORY CORPORATION



Date: 3-8-99                    By /s/ Jeffrey Olweean
      --------------              --------------------------------------
                                  Jeffrey Olweean, Director and
                                  President

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                  THE INTERNET ADVISORY CORPORATON



Date 3-8-99                     By /s/ Jeffrey Olweean
     -------------                ------------------------------------
                                  Jeffrey Olweean, Director and
                                  President



Date: 3-8-99                    By /s/ Nicole Leigh
      -------------               ------------------------------------
                                  Nicole Leigh, Director and Vice
                                  President