Form 10QSB
period 1999-03-31
INTERNET ADVISORY CORP
filed 1999-05-13
CIK 831489

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                              May 13, 1999

                                8,255,017
                                ---------


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

                     The Internet Advisory Corporation

                                 Formerly
                        Olympus M.T.M. Corporation

                      Condensed Financial Statements

                              March 31, 1999

                     The Internet Advisory Corporation
                                 Formerly
                        Olympus M.T.M. Corporation
                          Condensed Balance Sheet
                                (Unaudited)
                                  ASSETS
                                                    March 31, 1999
Current Assets
     Cash                                          $   636,205
          Total Current Assets                         636,205

Equipment, net                                         420,346

Other Assets                                             7,002

TOTAL ASSETS                                       $ 1,063,553

                   LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
     Accounts payable                              $    45,270
     Unearned income                                    92,287
          Total Current Liabilities                    137,557

Stockholders  Equity
     Common stock                                        8,249
     Additional paid in capital                      4,376,541
     Accumulated deficit                            (3,458,794)
          Total Stockholders  Equity                   925,996

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                            $  1,063,553

        See accompanying notes and Independent Accountants  report

                     The Internet Advisory Corporation
                                 Formerly
                                Olympus
                                 M.T.M.
                                Corporation
                    Condensed Statements of Operations
                                (Unaudited)
                                For the Three         For the Three
                                Months Ended          Months Ended
                                March 31, 1999       March 31, 1998
Revenues                        $ 110,104            $   85,476

Sales, general and
administrative expense            368,634               104,257

Net Loss                        $(258,530)           $  (18,781)

Net Loss per Share              $   (0.03)           $    (0.01)

Weighted Average
Number of Shares
Outstanding                     8,010,350             7,202,017

         See accompanying notes and Independent Accountants  report

                     The Internet Advisory Corporation
                                  Formerly
                                 Olympus
                                  M.T.M.
                                 Corporation
                     Condensed Statements of Cash Flows
                                (Unaudited)

                                For the Three         For the Three
                                Months Ended          Months Ended
                                March 31, 1999       March 31, 1998
Cash Flows Used for Operating
Activities:
  Net Loss                      $  (258,530)          $   (18,781)
  Adjustments to reconcile net loss to
   net cash used for operating
   activities:
     Depreciation                    20,904                 1,224
     Increase in other current
      assets                                               (7,002)
     Increase (decrease) in current
      liabilities                    (3,139)              (10,436)
Net Cash Flows Used for Operating
Activities                         (240,765)              (34,995)

Cash Flows Used for Investing
Activities:
  Purchase of equipment            (402,964)              (11,737)

Net Cash Flows Used for Investing
Activities                         (402,964)              (11,737)


Cash Flows Provided by Financing
Activities
  Proceeds from sale of securities  895,000                 -0-
Net Cash Flows Provided by Financing
Activities                          895,000

Net Increase (Decrease) in Cash     251,271               (46,732)

Beginning Cash Balance              384,934                62,123

Ending Cash Balance               $636,205             $   15,391

         See accompanying notes and Independent Accountants  report

                     The Internet Advisory Corporation
                                  Formerly
                         Olympus M.T.M. Corporation
                  Notes to Condensed Financial Statements
                               March 31, 1999

     PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the
     Securities and Exchange Commission.   Certain information and
     disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company s Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

     The Agreement and Plan of Merger set forth that Olympus would issue 6,000,000 shares to IAC's shareholders. At the time of said issuance, Olympus had 1,202,017 shares outstanding. Immediately after this issuance, IAC's shareholders owned 6,000,000 of the then total outstanding of 7,202,017 shares, or 83%.

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

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1999, the Company received revenues of $110,104, and incurred expenses totaling $368,634. Net loss during the period was ($258,530), equaling $0.03 per share.

Liquidity.
----------

          As of March 31, 1999, the Company had total assets of $1,063,553, of which $636,205 consisted of cash and cash equivalents.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
----------------------------------------------------

          There were no material changes in the Company's securities during the quarterly period ended March 31, 1999.

          The following table outlines all issuances of "unregistered" and "restricted" securities of the Company during that period.

Francis Dropik             1/7/99             5,000             Services

Christopher R. Ebersole    1/7/99             5,000             Services

Private Placement
Subscribers                    (1)          971,932             $1,214,915

Bensen Capital Management 2/23/99            44,000             Services

Howard Berkowitz          2/23/99            12,000             Services

Mark Teinert              2/23/99            12,000             Services

Bill Von Gremp            2/23/99            12,000             Services

     (1) These shares were issued pursuant to a private placement of the Company's "unregistered" and "restricted" common stock at a price of $1.25 per share, as discussed in its Annual Report on Form 10-KSB for the calendar year ended December 31, 1998, which is incorporated herein by reference. See
Part II, Item 6 of this Report.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

              27       Financial Data Schedule.

               Annual Report on Form 10-KSB for the calendar year ended December 31, 1998, filed with the Securities and Exchange Commission March 9, 1999.*

               * This Report has previously been filed with the Securities and Exchange Commission.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE INTERNET ADVISORY CORPORATION



Date: 5-13-99                         By /s/ Jeffrey A. Olweean
     --------------                     -------------------------------------
                                        Jeffrey A. Olweean
                                        President and Director

Date: 5-13-99                         By /s/ Nicole Leigh
     --------------                     -------------------------------------
                                        Nicole Leigh
                                        Vice President and Director