Form 10QSB
period 1999-06-30
INTERNET ADVISORY CORP
filed 1999-08-13
CIK 831489

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                              August 9, 1999

                                9,005,017
                                ---------


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

                          June 30, 1999

                The Internet Advisory Corporation
                             Formerly
                    Olympus M.T.M. Corporation
                     Condensed Balance Sheet
                           (Unaudited)

                              ASSETS


                                                           June 30, 1999


Current Assets

     Cash                                                  $ 95,258

     Marketable securities held for investment              106,760
        Total Current Assets                                202,018

Equipment, net                                              501,985

Other Assets                                                  7,002

TOTAL ASSETS                                               $711,005


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Accounts liabilities                                  $ 42,868

     Unearned income                                        102,489

          Total Current Liabilities                         145,357


Stockholders' Equity

     Common stock                                             8,249

     Additional paid in capital                           1,314,710


     Accumulated deficit                                   (757,311)

          Total Stockholders' Equity                        565,648

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 711,005


                The Internet Advisory Corporation
                             Formerly
                    Olympus M.T.M. Corporation
                Condensed Statements of Operations
                           (Unaudited)


                  For the Three   For the Three    For the Six    For the Six
                  Months Ended    Months Ended     Months Ended   Months Ended
                  June 30, 1999   June 30, 1998    June 30, 1999 June 30, 1998

Revenues          $ 109,977       $  97,118        $  220,081     $   182,594


Sales, general
and administrative
expense             472,706          98,510           839,554         202,768

Net Loss From

  Operations       (362,729)         (1,392)         (619,473)        (20,174)


Other Income            537             -0-               596             -0-


Net Loss          $(362,192)       $ (1,392)        $(618,877)    $   (20,174)


Net Loss per Share$   (0.04)       $  (0.01)        $   (0.07)    $     (0.01)


Weighted Average
Number of Shares
Outstanding       8,249,017       7,202,017         8,126,387       7,202,017


                 The Internet Advisory Corporation
                             Formerly
                    Olympus M.T.M. Corporation
                Condensed Statements of Cash Flows
                            (Unaudited)


                                                 For the Six       For the Six
                                                 Months Ended     Months Ended
                                                 June 30, 1999   June 30, 1998

Cash Flows Used for Operating
Activities:

  Net Loss                                     $ (618,877)       $   (20,174)

  Adjustments to reconcile net loss to
   net cash used for operating
   activities:

  Depreciation                                      43,917             2,448

  Increase in other current assets                                    (7,002)

  Increase (decrease) in current
   liabilities                                       4,660            (8,796)

Net Cash Flows Used for Operating Activities      (570,300)          (33,524)


Cash Flows Used for Investing Activities:

  Purchase of equipment                           (507,615)          (13,208)

  Purchase of investments                         (106,760)

Net Cash Flows Used for Investing Activities      (614,375)          (13,208)


Cash Flows Provided by Financing Activities

  Proceeds from sale of securities                 895,000               -0-

Net Cash Flows Provided by Financing Activities    895,000


Net Increase (Decrease) in Cash                   (289,675)          (46,732)

Beginning Cash Balance                             384,933            62,123

Ending Cash Balance                            $    95,258       $    15,391


                 The Internet Advisory Corporation
                             Formerly
                    Olympus M.T.M. Corporation
              Notes to Condensed Financial Statements
                           June 30, 1999


     PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the
     Securities and Exchange Commission.   Certain information and
     disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

     The Agreement and Plan of Merger set forth that Olympus would issue 6,000,000 shares to IAC's shareholders. At the time of said issuance, Olympus had 1,202,017 shares outstanding. Immediately after this issuance, IAC's shareholders owned 6,000,000 of the then total outstanding of 7,202,017 shares, or 83 %.

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

Results of Operations.
----------------------

          During the quarterly period ended June 30, 1999, the Company received revenues of $109,977, and incurred expenses totaling $472,706. Net loss during the period was $362,192, equaling $0.04 per share.

Liquidity.
----------

          As of June 30, 1999, the Company had total assets of $711,005, of which $202,018 consisted of cash and marketable securities.

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

Item 2.   Changes in Securities and Use of Proceeds.
----------------------------------------------------

          There were no material changes in the Company's securities during the quarterly period ended June 30, 1999. Nor were there any issuances of "unregistered" and "restricted" securities of the Company during that period.

          On July 9, 1999, which is subsequent to the period covered by this Report, the Company issued 750,000 "unregistered" and "restricted" shares in its own name, to be held as security for a $2,500,000 loan from Trafalgar Resources, LLC, of Denver, Colorado. Management expects this loan to fund on or about August 16, 1999. The loan is payable over a period of five years, with monthly interest payments at the prime lending rate plus 1%. The shares will be held in escrow to secure repayment of the loan.

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

                                      THE INTERNET ADVISORY CORPORATION



Date: 8/12/99                         By /s/ Jeffrey A. Olweean
     --------------                     -------------------------------------
                                        Jeffrey A. Olweean
                                        President and Director

Date: 8/12/99                         By /s/ Nicole Leigh
     --------------                     -------------------------------------
                                        Nicole Leigh
                                        Vice President and Director