Form 10KSB/A
period 1998-12-31
INTERNET ADVISORY CORP
filed 1999-09-16
CIK 831489

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB-A1

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

                             PART II

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

                                   Mantyla, McReynolds and Associates

Salt Lake City, Utah
February 9, 1999

                     The Internet Advisory Corporation
                                 Formerly
                        Olympus M.T.M. Corporation
                               Balance Sheet
                             December 31, 1998

                                  ASSETS
Current Assets:

     Cash                                                    $  384,934

        Total Current Assets                                    384,934

Property and Equipment - Note 6                                  45,888
Less: Accumulated depreciation                                   (7,602)
    Net Property and Equipment                                   38,286
Other Assets:
    Deposit                                                       7,002
       Total Assets                                          $  430,222

                   LIABILITIES AND STOCKHOLDERS  EQUITY

Liabilities:

   Current Liabilities:

     Accounts payable                                        $   13,625
     Accrued liabilities                                         29,243
     Unearned Income                                             97,829
       Total Current Liabilities                                140,697
          Total Liabilities                                     140,697

Stockholders  Equity:

  Common Stock -- 50,000,000 shares
  authorized, $.001 par value; 7,533,017
  shares issued and outstanding                                   7,533
  Additional Paid-In Capital                                    420,426
  Accumulated Deficit                                          (138,434)
      Total Stockholders  Equity                                289,525
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

                     The Internet Advisory Corporation
                                 Formerly
                        Olympus M.T.M. Corporation
               Statements of Stockholders' Equity/(Deficit)
              For the Years Ended December 31, 1998 and 1997
                                           Additional                Total
                        Number of  Common   Paid-in  Accumulated Stockholders'
                          Shares    Stock   Capital     Deficit     Equity
Balance, December 31,
1996                     902,017   $  902  $3,055,039 $(3,057,443) $ (1,502)

Net loss for the year
ended December 31, 1997                                   (50,080)  (50,080)

Balance, December 31,
1997                     902,017      902   3,055,039  (3,107,523)  (51,582)

Issued Stock for debt,
June 9, 1998             300,000      300         350                   650

Issued Stock for
Assets,
recapitalization,
6/22/98                6,000,000    6,000  (3,048,382)  3,061,831    19,449

Issued stock for cash,
December 1998            316,000      316     394,684               395,000

Issued stock for
services,
December 1998             15,000       15      18,735                18,750

Net loss for the year
ended December 31,
1998                                                      (92,742)  (92,742)

Balance, December 31,
1998                   7,533,017   $7,533   $ 420,426    $(138,434)$289,525

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

                                  THE INTERNET ADVISORY CORPORATION



Date: 9/14/99                   By /s/ Jeffrey Olweean
      --------------              --------------------------------------
                                  Jeffrey Olweean, Director and
                                  President

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                  THE INTERNET ADVISORY CORPORATON



Date 9/14/99                    By /s/ Jeffrey Olweean
     -------------                ------------------------------------
                                  Jeffrey Olweean, Director and
                                  President



Date: 9/14/99                   By /s/ Nicole Leigh
      -------------               ------------------------------------
                                  Nicole Leigh, Director and Vice
                                  President