Form 10QSB/A
period 1999-03-31
INTERNET ADVISORY CORP
filed 1999-09-16
CIK 831489

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB-A1



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

                     The Internet Advisory Corporation

                                 Formerly
                        Olympus M.T.M. Corporation

                      Condensed Financial Statements

                              March 31, 1999

                     The Internet Advisory Corporation
                                 Formerly
                        Olympus M.T.M. Corporation
                          Condensed Balance Sheet
                                (Unaudited)
                                  ASSETS
                                                    March 31, 1999
Current Assets
     Cash                                          $   636,205
          Total Current Assets                         636,205

Equipment, net                                         420,346

Other Assets                                             7,002

TOTAL ASSETS                                       $ 1,063,553

                   LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
     Accounts payable                              $    45,270
     Unearned income                                    92,287
          Total Current Liabilities                    137,557

Stockholders  Equity
     Common stock                                        8,249
     Additional paid in capital                      1,314,710
     Accumulated deficit                              (396,963)
          Total Stockholders  Equity                   925,996

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                            $  1,063,553

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

                                      THE INTERNET ADVISORY CORPORATION



Date: 9/14/99                         By/s/Jeffrey A. Olweean
     --------------                     -------------------------------------
                                        Jeffrey A. Olweean
                                        President and Director

Date: 9/14/99                         By/s/Nicole Leigh
     --------------                     -------------------------------------
                                        Nicole Leigh
                                        Vice President and Director