Form 10QSB
period 1999-09-30
INTERNET ADVISORY CORP
filed 1999-11-12
CIK 831489

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                            September 30, 1999

                                9,005,018
                                ---------


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

                      The Internet Advisory Corporation
                                   Formerly
                          Olympus M.T.M. Corporation
                           Condensed Balance Sheet
                                 (Unaudited)

                                    ASSETS


                                                         Sept 30, 1999

Current Assets

     Cash                                           $       -42,315

     Marketable securities held for                          52,312

          Total Current Assets                                9,997


Equipment, net                                              482,722


Other Assets                                                  7,002

TOTAL ASSETS                                                499,721


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Accounts liabilities                                    62,869

     Unearned income                                         84,556

          Total Current Liabilities                         147,425


Stockholders' Equity

     Common stock                                             8,249

     Additional paid in capital                           1,367,210

     Accumulated deficit                                 (1,023,163)

          Total Stockholders' Equity                        352,296

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                   $  499,721


                      The Internet Advisory Corporation
                                   Formerly
                          Olympus M.T.M. Corporation
                      Condensed Statements of Operations
                                 (Unaudited)


                    For the Three   For the Three  For the Nine   For the Nine
                    Months Ended    Months Ended   Months Ended   Months Ended
                   Sept 30, 1999   Sept 30, 1998 Sept 30, 1999   Sept 30, 1998


Revenues          $   112,584      $   105,487   $   332,665     $  288,082

Sales, general
 and administrative
 expense              384,572          129,842     1,224,126        332,610


Net Loss From

  Operations         (271,988)         (24,355)     (891,461)       (44,528)

Other Income            6,136              642         6,732            642

Net Loss          $  (265,852)     $   (23,713)  $  (884,729)    $  (43,886)

Net Loss
 per Share        $     (0.03)     $     (0.01)  $     (0.11)    $    (0.01)

Weighted Average
Number of Shares
Outstanding         8,249,017        7,202,017     8,010,350      3,035,350


                      The Internet Advisory Corporation
                                   Formerly
                          Olympus M.T.M. Corporation
                      Condensed Statements of Cash Flows
                                 (Unaudited)


                                            For the Three       For the Three
                                            Months Ended        Months Ended
                                            Sept 30, 1999       Sept 30, 1998


Cash Flows Used for Operating Activities:

  Net Loss                                  $ (265,852)         $  (23,713)

  Adjustments to reconcile net loss to
   net cash used for operating activities:

  Depreciation                                  24,311               1,225

  Increase in other current assets                (250)                 -0-

  Increase (decrease) in current liabilities   (17,932)             16,338

Net Cash Flows Used for Operating Activities  (259,723)             (6,150)


Cash Flows Used for Investing Activities:

  Purchase of equipment                         (5,047)             (3,369)

  Sale of investments                           54,697

  Net Cash Flows Used for Investing Activities  49,650              (3,369)


Cash Flows Provided by Financing Activities

  Change in Loans Principle                     20,000              (5,890)

  Proceeds from sale of securities              52,500                  -0-

  Net Cash Flows Provided by Financing
   Activities                                   72,500              (5,890)


Net Increase (Decrease) in Cash               (137,573)            (15,409)

Beginning Cash Balance                          95,258              15,391

Ending Cash Balance                            (42,315)         $      (18)


                      The Internet Advisory Corporation
                             Formerly
                          Olympus M.T.M. Corporation
                      Condensed Statements of Cash Flows
                                 (Unaudited)


                                               For the Nine       For the Nine
                                               Months Ended       Months Ended
                                              Sept 30, 1999      Sept 30, 1998


Cash Flows Used for Operating Activities:

  Net Loss                                    $  (884,729)       $   (43,886)

  Adjustments to reconcile net loss to
   net cash used for operating activities:

  Depreciation                                     68,228              3,673

Increase in other current assets                     (250)            (7,002)

Increase (decrease) in current liabilities        (13,273)             7,541

Net Cash Flows Used for Operating Activities     (830,024)           (39,674)


Cash Flows Used for Investing Activities:

  Purchase of equipment                          (512,663)           (16,577)

  Purchase of investments                         (52,062)                 0

 Net Cash Flows Used for Investing Activities    (564,725)          ($16,577)


Cash Flows Provided by Financing Activities

  Change in Loans Principle                        20,000             (5,890)

  Proceeds from sale of securities                947,500                 -0-

Net Cash Flows Provided by Financing Activities   967,500             (5,890)


Net Increase (Decrease) in Cash                  (427,249)           (62,141)

Beginning Cash Balance                            384,934             62,123

Ending Cash Balance                               (42,315)       $       (18)



                      The Internet Advisory Corporation
                                   Formerly
                          Olympus M.T.M. Corporation
                   Notes to Condensed Financial Statements
                              September 30, 1999


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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1999, the Company received revenues of $112,584, and incurred expenses totaling $384,572. Net loss during the period was $(271,988), equaling $(0.03) per share. During the quarterly period ended September 30, 1998, the Company received revenues of $105,487, with expenses of $129,842, for a net loss of $(23,713), or ($0.01)
per share.

Liquidity.
----------

          As of September 30, 1999, the Company had total assets of $499,721, of which $9,997 consisted of cash and marketable securities.

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

Item 2.   Changes in Securities and Use of Proceeds.
----------------------------------------------------

          There were no material changes in the Company's securities during the quarterly period ended September 30, 1999. Nor were there any issuances of "unregistered" and "restricted" securities of the Company during that period.

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

                                      THE INTERNET ADVISORY CORPORATION



Date: 11/11/99                        By /s/ Jeffrey A. Olweean
     --------------                     -------------------------------------
                                        Jeffrey A. Olweean
                                        President and Director

Date: 11/11/99                        By /s/ Nicole Leigh
     --------------                     -------------------------------------
                                        Nicole Leigh
                                        Vice President and Director