Form 10KSB
period 1999-12-31
INTERNET ADVISORY CORP
filed 2000-03-29
CIK 831489

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the calendar year ended December 31, 1999

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 1999 - $586,602.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 28, 2000 - $21,228,121. There are approximately 3,949,418 shares of common voting stock of the Company held by non-affiliates. The Company has valued these shares at $5.375 per share, which was the trading price for the Company's common stock on the OTC Bulletin Board of the NASD on March 28, 2000.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           March 29, 2000

                             13,345,018*

     *See Part I, Item 3, regarding legal proceedings pursuant to which 6,250,000 shares have been attached and will be deposited in the Third Judicial District Court in and for Salt Lake County, Utah, and thereafter, canceled.

                   DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Information regarding the historical operations and material developments respecting The Internet Advisory Corporation (the "Company") during the past two years is contained in 10-KSB Annual Reports of the Company for the years ended December 31, 1998 and November 30, 1997 (during fiscal 1998, the Company changed its fiscal year end to a calendar year), and the Company's 8-K Current Report dated June 22, 1998, all of which have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference. See Part III, Item 13.

          On December 30, 1999, the Company entered into a Reorganization Agreement (the "Agreement") with Richard K. Goldring, the sole stockholder of Sunrise Web Development, Inc., a Florida corporation (the "Sunrise Stockholder" and "Sunrise, respectively), whereby the Company issued 4,000,000 shares of "restricted securities" (common stock) as follows: Interactive Business Concepts, Inc., 2,900,000 shares; Richard K. Goldring, 500,000 shares; Irving Shlafman, 500,000 shares; and Irina Goldring, 100,000 shares, in consideration of the exchange of 100% of the outstanding voting securities
of Sunrise.   Sunrise became a wholly-owned subsidiary of the Company.  Mr.
Goldring owned approximately 10.7% of the outstanding securities of the Company prior to the completion of this Agreement. See the Company's 8-K and 8-KA Current Reports dated December 30, 1999, which have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference. See Part III, Item 13.

          Sunrise was a recently organized company that owned an interactive Internet web site and Internet Browser. Its products were designed to generate revenues from subscriber membership fees and usage fees, as well as from other sources, including advertising and E-commerce sales. Sunrise will provide subscribers through its browser, a global, interactive community offering a wide variety of content, features and tools. This content will provide the on-line community with access to electronic mail services, public bulletin boards, the buddy list feature, instant message services, public or private "meeting rooms/chat rooms" for interactive conversations and live "auditorium" events.

Business.
---------

          The Company presently offers web site programming and web hosting to small and medium size companies. The Company offers a simple package that contains everything that clients need, including web hosting, at an affordable price. The Company controls costs using volume sales and a unique approach to marketing web site programming. The volume sales are possible by centralizing the sales force and conducting all sales via telephone, facsimile and the Internet. The client is able to view a number of comparable sites, whether in its industry or not, in a variety of graphical styles. The production side must also keep up with the sales volume; a typical web site designer takes one to two days per web site design. This is achieved by using a production line approach to web site programming, together with automated web site development procedures that the Company has devised to speed production.

          Through Sunrise, the Company will generate revenues such as online service revenues from subscribers, advertising revenues, E-commerce and transaction fees associated with electronic commerce.

          Sunrise's planned and intended operations have been consolidated into the operations of the Company and both companies will operate out of the Company's corporate offices located at 2455 East Sunrise Boulevard, Ft. Lauderdale, Florida 33304.

          The success of the Company's operations will depend on numerous factors, some of which it can control and others which are beyond its control. See the heading "Risk Factors," below.

Principal Products or Services and their Markets.
-------------------------------------------------

          The Company is an international Internet service provider and web site designer, and provides web site programming and hosting. See the caption "Management's Discussion and Analysis or Plan of Operation," Part II, Item 6.

          Through Sunrise, the Company will provide the on-line community with access to electronic mail services, public bulletin boards, the buddy list feature, instant message services, public or private "meeting rooms/chat rooms" for interactive conversations and live "auditorium" events.

Distribution Methods of the Products or Services.
-------------------------------------------------

         The Company uses a centralized sales force that uses the Internet, facsimile and telephone combined to market internationally.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

          All new products or services that have been publically announced are fully functional and creating revenue. These include for 1998:

               Wholesale web site hosting;

               automotive and insurance web site programming and hosting; and

               real estate and travel web site programing and hosting.

          And for 1999:

               electronic mail services;

               public bulletin boards;

               the buddy list feature;

               instant message services;

               public or private "meeting rooms/chat rooms" for interactive conversations; and

               live "auditorium" events.

          And for 2000.

               ThePUNK.com browser for searching data on the Internet. Competition.
------------

         As new as the Internet is, it is an extremely competitive market. The Company faces competition from hundreds of entities, many of which have substantially greater assets and experience than the Company. However, the Company's marketing and programming have shown success, and management believes that the Company will be able to compete successfully in its past endeavors and those to encompass the planned and intended operations acquired from Sunrise for the foreseeable future. See the Risk Factor "Competition, Low Barriers to Entry."

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

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          The Company is subject to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "1934 Act). Section 14(a) of the 1934 Act requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent shall require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders. See the Risk Factor "Government Regulation and Legal Uncertainties."

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          Other than maintaining its good standing in the State of Utah; complying with applicable local business licensing requirements; preparing its periodic reports under the 1934 Act; and complying with other applicable securities laws, rules and regulations as set forth above, the Company does not believe that existing or probable governmental regulations will have a material adverse effect on its operations. However, the Internet is a rapidly evolving commercial medium and may become subject to numerous types of regulation in the future. Areas of potential regulation include user privacy, advertising, information security, fees for use and taxation. Because Internet commerce is developing so rapidly, it is impossible to predict the type and extent of governmental regulation in the future. See the Risk Factor "Government Regulation and Legal Uncertainties."

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          None; not applicable.

Research and Development Expenses.
----------------------------------

          During fiscal 1998, the Company believes that 2,000 hours were spent in each of the last two calendar years on research and development.
Management estimates that a total of $300,000 was spent on research and development during that period, with virtually the entire amount taking the form of salaries. Approximately $200,000 was expended on E-commerce research and development in fiscal 1999. See the Risk Factors "Rapid Technology Change" and "Future Capital Needs; Uncertainty of Additional Funding."

Number of Employees.
--------------------

          The Company currently has 24 employees, all of whom are employed full time. Management believes that revenues will be sufficient to pay for all necessary salaries and wages.

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

          Limited Operating History; Accumulated Deficit; Evolving Business
Model.

          The Company's operating predecessor was founded in August of 1997, and has incurred net losses since inception; and Sunrise, which was acquired effective December 30, 1999, had only recently been organized. Accordingly, the Company will have only a limited operating history on which to base an evaluation of its business and prospects.

          The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet solutions and services. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, strengthen its business development and management activities while continuing to expand its network; continue to develop the strength and quality of its operations; maximize the value delivered to clients by the Company's Internet solutions; develop and enhance the Company's brands; respond to competitive developments; and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

          Risks Related to Future Acquisitions.

          A key component of the Company's continued growth strategy is expected to be the acquisition of firms that meet the Company's goals for strategic growth and international expansion. The successful implementation of this strategy will depend of the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates, or that the Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities, the Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets may also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reporting operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel. Lack of client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly underperform relative to the Company's expectations. For all of these reasons, the Company's pursuit of an overall acquisition strategy or any individual pending or future acquisition may have a material adverse effect on the Company's business, financial condition, results of operations and prospects. To the extent that the Company chooses to use cash consideration for acquisitions in the future, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. As the Company issues stock to complete future acquisitions, existing shareholders will experience further ownership dilution.

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

          Competition, Low Barriers to Entry.

          The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. The Company's competitors can be divided into several groups: computer hardware and service vendors such as IBM and Hewlett Packard; advertising and media agencies such as Ogilvy & Mather, Young & Rubicam and Foote, Cone & Belding; Internet integrators and web presence providers such as Agency.com and iXL Holdings; large information consulting service providers such as Anderson Consulting, Cambridge Technology Partners and Electronic Data Systems Corporation; telecommunications companies such as AT&T and MCI; Internet and online service providers such as America Online, Netcom Online, and UUNet Technologies, and software vendors such as Microsoft, Netscape, Novell and Oracle. Many of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relation sources than the Company and could decide at any time to increase their resource commitments to the Company's target markets. In addition, the market for web site development is relatively new and subject to continuing definition, and, as a result, may better position the Company's competitors to compete in this market as it matures. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Competition of the type described above could materially adversely affect the Company's business, results of operations, financial conditions and prospects.

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

          Developing Internet Economy, Market for E-commerce Solutions; Unproven Acceptance of the Company's Complete Media Solutions and Client Outsourcing.

          A substantial portion of the Company's revenue is expected to be derived from services that depend upon the adoption of Internet solutions by companies to improve their business positioning and processes, and the continued development of the World Wide Web, the Internet and E-commerce.
The Internet may not prove to be a viable commercial marketplace because of inadequate development of necessary infrastructure; lack of development of complementary products; implementation of competing technology; delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; government regulation; or other reasons. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continuous growth. Moreover, critical issues concerning the use of Internet and E-commerce solutions (including security, reliability, cost ease of deployment and administration and quality of service remain unresolved and may affect the growth of the use of such technologies to maintain, manage and operate a business, expand product marketing, improve corporate communications and increase business efficiencies. The adoption of Internet solutions for these purposes, particularly by those individuals and enterprises that have historically relied on traditional means, can be capital intensive and generally require the acceptance of a new way of conducting business and exchanging information. If critical issues concerning the ability of Internet solutions to improve business positioning and processes are not resolved or if the infrastructure is not developed, the Company's business, financial condition, results of operations and prospects will be materially adversely affected.

          Volatility of Stock Price.

          The trading prices of the Company's common stock have historically been subject to wide fluctuations, due to a variety of factors including announcements regarding financial results, acquisitions and significant orders. Failure to achieve periodic revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firms or industry analysts could result in an immediate and adverse effect on the market price of the Company's common stock. The Company may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in a greater and immediate and adverse effect on the common stock of the Company. In addition, the stock market, which has recently been at or near historic highs, has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

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

          Rapid Technology Change.

          The market for Internet solutions and marketing services is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new processes and technologies and evolving industry standards and practices that could render the Company's existing service practices and methodologies obsolete. The Company's success will depend, in part, on its ability to improve its existing services, develop new services and solutions that address the increasingly sophisticated and varies needs of its current and prospective clients, and respond to technological advances, emerging industry standards and practices and competitive service offerings. Failure to do so could result in the loss of existing customers or the inability to attract and retain new customers, either of which developments could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. There can be no assurance that the Company will be successful in responding quickly, cost-effectively and sufficiently to these developments. If the Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to change in market conditions or client requirements, its business, financial condition, result of operations and prospects would be materially adversely affected.

          Potential Liability to Clients.

          Many of the Company's consulting engagements involve the development, implementation and maintenance of applications that are critical to the operations of their clients' businesses. Its failure or inability to meet a client's expectations in the performance of its services could injure the Company's business reputation or result in a claim for substantial damages, regardless of its responsibility for such failure. In addition, the Company possesses technologies and content that may include confidential or proprietary client information. Although the Company has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The Company has attempted to limit contractually its damages arising from negligent acts, errors, mistakes or omissions in rendering professional services; however, there can be no assurance that any contractual protections will be enforceable in all instances or would otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial condition.

          Future Capital Needs; Uncertainty of Additional Financing.

          The Company currently anticipates that its available cash resources and credit facilities will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next 9 months. However, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complimentary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its existing and new service offerings and competing technological and market developments. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements, particularly as its acquisition strategy matures.
There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its intellectual property or selected business opportunities. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects.

          Government Regulation and Legal Uncertainties.

          The Company is not currently subject to direct government regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies, and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national and international levels with respect to the Internet covering issues such as user privacy, freedom of expression, implementation of fees, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. For example, the Telecommunications Act of 1996 (the "Telecommunications Act") imposes criminal penalties on anyone who distributes obscene or indecent communications over the Internet. Although the anti-indecency provisions of the Telecommunications Act have been declared unconstitutional by the federal courts, the increased attention focused upon these liability issues as a result of the Telecommunications Act could adversely affect the growth of the Internet and therefore demand for the Company's services. In addition, because the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, which regulations could negatively affect client demand for Internet solutions that facilitate electronic commerce. Moreover, the adoption of any such laws or regulations may decrease growth of the Internet, which could in turn decrease the demand for the Company's services or increase cost of doing business or in some other manner have a material adverse effect on the Company's business, financial conditions, results of operations or prospects. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal property is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

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

Item 2.  Description of Property.
         ------------------------

          The Company currently leases 4674 square feet of office space in Ft. Lauderdale, Florida. Total rent for this facility in 1999 and 1998 was $65,317 and $29,926, respectively. The term of the lease is four years, expiring February 28, 2003.

Item 3.  Legal Proceedings.
         ------------------

          Except as indicated below, the Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

          On March 23, 2000, the Third Judicial District Court in and for Salt Lake County, Utah, entered a Temporary Restraining Order and Writ of Attachment following the filing of a complaint by the Company, in Civil Action No. 000902397. In its complaint, the Company was seeking recovery of 6,250,000 shares of its common stock ("restricted securities") which were issued for deposit into escrow, pending the receipt of funding which was not paid. The securities were removed from the escrow, without the consent of the Company. The recipient of these securities had deposited them with a registered broker/dealer, and had subsequently consented in writing to the cancellation of the two stock certificates representing these securities, immediately prior to the filing of the complaint. The broker/dealer that has possession of these securities has advised the Company's counsel that these securities will be deposited with the Clerk of this court. Once received, the Company will seek the court's order to cancel these stock certificates and the shares of common stock represented thereby in accordance with its complaint and the consent of the record owner.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          On August 18, 1998, a majority of the Company's stockholders voted to change the Company's name from "Olympus M.T.M Corporation" to "The Internet Advisory Corporation." See the Definitive Information Statement filed with the Securities and Exchange Commission on July 28, 1998, which is incorporated herein by reference.

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "PUNK"; no assurance can be given that any market for the Company's common stock will be maintained. The following stock quotations were provided by the National Quotations Bureau, LLC, and do not represent actual transactions; they also do not reflect mark-ups, mark-downs or sales commissions.

                             STOCK QUOTATIONS

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---
[S]                                     [C]                 [C]
March 31, 1998                          0.01                0.01

June 30, 1998                           3.25                2.625

September 30, 1998                      2.9375               .75

December 31, 1998                       7.875               1.25

March 31, 1999                         13.75                6.375

June 30, 1999                           8.875               6.50

September 30, 1999                      8.625               3.25

December 31, 1999                      10.625               3.50

          The Company anticipates filing for listing on NASDAQ Small Cap in the near future; however, no assurance can be given that the NASD will allow the Company's securities to be quoted on this medium.

Recent Sales of Unregistered Securities.
----------------------------------------

                           Date              Number of           Aggregate
     Name                Acquired             Shares           Consideration
     ----                --------            ---------         -------------

Predecessor Stockholders  6/22/98         6,000,000             Exchange(1)

Santiago Alfonso         11/13/98             5,000             Services

Lourdes Alfonso          11/13/98             5,000             Services

Jason Todd Greenberg     11/13/98             5,000             Services

Shares for cash,          2/15/99
private placement                           716,000             $895,000

Shares for services       2/23/99            80,000             $100,000
private placement

Shares for cash           8/25/99            15,000             $ 52,500

Shares issued for cash    9/01/99         1,000,000             $250,000
                     12/31/99

Goldring and others      12/30/99         4,000,000             Exchange(3)

     (1) These shares were issued in connection with the acquisition of The Internet Advisory Corporation, a Florida corporation, which was disclosed in the Company's 8-K Current Report dated June 22, 1998, and amended September 3, 1998. See Part III, Item 13. Also see the heading "Business
Development" of Part I, Item 1.

     (2) These shares were issued over a period of time ranging from November 11, 1998, to February 15, 1999, pursuant to a private placement of the Company's "unregistered" and "restricted" common stock at a price of $1.25 per share.

     (3) These shares were issued under the Agreement with Sunrise, described under the heading "Business Development" of Part I, Item 1. Also, see the 8-K Current Report dated December 30, 1999, Part III, Item 13.

          All of these securities were issued to persons who were either "accredited investors," or "sophisticated investors," who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in the Company; and each had prior access to all material information regarding the Company. The offer and sale of these securities was believed to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission; and from various similar state exemptions.

          Sales of "restricted securities" by members of management and others could have an adverse effect on any public market for the common stock of the Company. With the exception of the last 5,015,000 shares of "restricted securities" issued as outlined above, all of the remaining 8,380,060 outstanding shares of the Company's common stock have been held for a sufficient period of time for resale under Rule 144 of the Securities and Exchange Commission, subject to volume limitations of subparagraph (e) of this Rule.

Holders.
--------

          The number of record holders of the Company's securities as of the date of this Report is approximately 573.

Dividends.
----------

          The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company has substantial revenues which result in net profits, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The disclosure herein contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, planned operations, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under the heading "Risk Factors" above.

          Overview. The Company is a leading global provider of Internet-based solutions such as web site design, retail and wholesale web site hosting and system co-location. The Company offers comprehensive solutions designed to improve clients' business processes using Internet applications. The Company's Internet services include strategic consulting; analysis and design; technology development; implementation and integration; and maintenance. The Company markets its services to small, medium and large corporations. Through Sunrise, the Company provides the on-line community with access to electronic mail services, public bulletin boards, the buddy list feature, instant message services, public or private "meeting rooms/chat rooms" for interactive conversations and live "auditorium" events. The Company has also recently launched ThePUNK.com Browser.

          Through fiscal 1999, the Company has generated its revenues solely from web site design and retail web hosting (known when unified as "full service design and hosting"). It anticipates receiving revenues from web site hosting, design, co-location and selling high-speed access in the year 2000. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly in new and rapidly evolving markets such as the Internet and companies serving the Internet. Such risks for the Company include but are not limited to a constantly evolving business model and the management of both internal and acquisition-based growth. To address these risks, the Company must among other things, continue to develop the strength and quality of its web site design and hosting facility; maximize the value delivered to its clientele; enhance the "Internet Advisory", "PUNK" and "HostFacility.com" brand names; respond to competitive developments; acquire financing for its expansion plan, and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has incurred net losses since its inception. Although the Company has experienced revenue growth in recent months, such growth rates may not be sustainable or indicative of future operating results.

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

          Cost Structure. The Company recognizes revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of revenues. General and Administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel.

Results of Operations.
----------------------

          During the calendar year ended December 31, 1999 and 1998, the Company received revenues of $586,602 and $415,085, respectively. After deducting costs of sales, gross profits were $308,428 and $358,283, respectively, in each of these periods.

          Net losses in the calendar years ended December 31, 1999 and 1998, were $(1,580,206) or $0.19 per share, and $(90,742) or $0.06 per share, respectively. The substantial losses in fiscal 1999 were primarily due to the increase in general and administrative expenses for $451,025 in fiscal 1998 to $1,890,470 in fiscal 1999. The increase in band width from one to seven, increases in numbers of employees (to a high of 30 at one time) and increases of in-house projects and related expenses attributed to the substantial increase in general and administrative expenses in fiscal 1999.

          The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the fiscal year ending December 31, 1998. SFAS No. 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the fiscal years ended December 31, 1999 and 1998, such items were not significant, and the Company's comprehensive loss approximated its net loss.

Liquidity and Capital Resources.
--------------------------------

          At December 31, 1999, the Company had approximately $57,087 in cash compared to $384,934 in cash, cash equivalents and short-term investments at December 31, 1998.

          During fiscal 1999, the Company issued 796,000 shares for cash and services valued at $895,000; and 1,115,000 shares for $262,500 in cash. Cash provided by financing activities was $ 395,000 for the year ending December 31, 1998, and was primarily due to a private placement of "unregistered" and "restricted" common stock.

          The Company currently has no material commitments. The Company will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to those of the Company, which may require the use of cash. The Company believes that existing cash, investments and loans available under its present credit facilities will be sufficient for at least the next 9 months; however, the Company may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Companies existing and new service offerings and competing technological and market developments. See the Risk Factor "Future Capital Needs; Uncertainty of Additional Financing."

Item 7.  Financial Statements.
         ---------------------

          Audited Financial Statements for the Years Ended December 31, 1999 and 1998

          Independent Auditors' Report

          Consolidated Balance Sheet

          Consolidated Statements of Operations

          Consolidated Statements of Stockholders' Equity

          Consolidated Statements of Cash Flows

          Notes to Financial Statements

                THE INTERNET ADVISORY CORPORATION

          Including the accounts of its wholly-owned subsidiary
                      Sunrise Web Development, Inc.

                        TABLE OF CONTENTS

                                                                        Page

Independent Auditors' Report                                              1

Consolidated Balance Sheet -- December 31, 1999                           2

Consolidated Statements of Operations for the Years Ended December 31,
1999 and 1998                                                             3

Consolidated Statements of Stockholders' Equity/(Deficit) for the Years
Ended December 31, 1999 and 1998                                          4

Consolidated Statements of Cash Flows for the Years Ended December 31,
1999 and 1998                                                             5

Notes to Financial Statements                                            6-11

                   INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Internet Advisory Corporation

We have audited the accompanying consolidated balance sheets of The Internet Advisory Corporation, (a Utah Corporation) and its wholly-owned subsidiary, Sunrise Web Development, Inc., (a Florida corporation) as of December 31, 1999, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Internet Advisory Corporation as of December 31, 1999, and the results of operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Mantyla McReynolds

Salt Lake City, Utah February 15, 2000

                    The Internet Advisory Corporation
                       Consolidated Balance Sheet
                            December 31, 1999
    ASSETS
Current Assets:
    Cash                                                 $    57,087
    Accounts receivable-net of allowance for doubtful
                accounts of $7,824.                           11,429
    Prepaid expenses                                           4,099
    Receivable from related party - Note 4                   615,000
                Total Current Assets                         687,615

Property and equipment - Note 6                              609,856
Less: Accumulated depreciation                              (101,681)
     Net Property and equipment                              508,175
Other Assets:
    Deposit                                                   14,361
    Other assets-related party - Note 4                       52,600
     Total Other Assets                                       66,961
               Total Assets                               $1,262,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current Liabilities:
    Accounts payable                                       $ 211,125
    Accrued liabilities                                       29,243
    Unearned income - Note 1                                  15,564
     Total Current Liabilities                               255,932
               Total Liabilities                             255,932

Stockholders' Equity:
    Common stock -- 50,000,000 shares authorized, $.001 par
    value; 13,344,017 shares issued and outstanding           13,344
    Additional Paid-In Capital                             2,712,115
    Accumulated Deficit                                   (1,718,640)
     Total Stockholders' Equity                            1,006,819
     Total Liabilities and Stockholders' Equity         $  1,262,751

  See accompanying notes to financial statements.

                    The Internet Advisory Corporation
                  Consolidated Statements of Operations
            For the Years Ended December 31, 1999 and 1998

                                               1999         1998
Revenues                                     586,602 $    415,085
Cost of Sales                                278,174       56,802
Gross Profit                                 308,428      358,283

General and Administrative Expenses        1,890,470      451,025
Net Loss from Operations                  (1,582,042)     (92,742)
Interest income                                2,606
Interest expense                                (770)        -0-
    Net Loss Before Income Taxes          (1,580,206)     (92,742)

Provision for Income Taxes - Notes 1&3           -0-         -0-

Net Loss                                 $(1,580,206)  $  (92,742)

Loss Per Share                                  (.19) $      (.03)

Weighted Average Shares Outstanding         8,422,431    3,701,177

See accompanying notes to financial statements.

                    The Internet Advisory Corporation
        Consolidated Statements of Stockholders' Equity/(Deficit)
             For the Years Ended December 31, 1999 and 1998
                                            Additional              Total
                            Number  Common   Paid-in Accumulated Stockholders'
                             of     Stock    Capital   Deficit      Equity
                            Shares
Balance, December 31, 1997    902,017      902  3,055,039 (3,107,523) (51,582)

Issued Stock for debt, June,
1998                          300,000      300        350                 650

Issued Stock for Assets,
recapitalization, June,
1998                        6,000,000    6,000 (3,048,382) 3,061,831   19,449

Issued stock for cash,
December, 1998                316,000      316    394,684             395,000

Issued stock for services,
December, 1998                 15,000       15     18,735              18,750

Net loss for the year ended
December 31, 1998                                            (92,742) (92,742)

Balance, December 31, 1998  7,533,017    7,533    420,426   (138,434) 289,525

Issued stock for $895,000,
cash and services in private
placement, February, 1999     796,000      796    994,204             995,000

Issued stock for cash, August,
1999                           15,000       15     52,485              52,500

Issued stock for cash, October,
1999                        1,000,000    1,000    249,000             250,000
Issued stock for $385,000,
cash and $615,000
receivable, Sunrise Web
Development, Inc.,
December 30, 1999           4,000,000    4,000    996,000           1,000,000

Net loss for the year ended
December 31, 1999                                       (1,580,206)(1,580,206)
Balance, December 31, 1999 13,344,017  $13,344  2,712,115(1,718,640)1,006,819

See accompanying notes to financial statements.

                    The Internet Advisory Corporation
                  Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1999 and 1998
Cash Flows Provided byaUsed for) Operating Activities        1999       1998
Net Loss                                                 (1,580,206) $(92,742)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation                                             94,079     6,794
    Bad debt expense                                          7,824
    Issued stock for services                               100,000    18,750
    Increase in current assets                              (23,352)
    Increase in current liabilities                         115,234    31,741
         Net Cash Provided by/(Used for) in
         Operating Activities                            (1,286,421)  (35,457)

Cash Flows Used for Investing Activities
Lease deposit                                                (7,359)   (7,002)
Advance to affiliates                                       (52,600)
Purchases of property and equipment                        (563,967)  (29,730)
    Net Cash Used for Investing Activities                 (623,926)  (36,732)

Cash Flows Provided by Financing Activities

Issued stock for cash                                     1,582,500   395,000
    Net Cash Provided by Financing Activities             1,582,500   395,000

Net Increase(decrease) in Cash                             (327,847)  322,811

Beginning Cash Balance                                      384,934    62,123

Ending Cash Balance                                       $  57,087 $ 384,934

Supplemental Disclosure Information:
    Issued stock for assets - Note 4                  $     615,000 $    -0-
    Cash paid during the year for interest                      770      -0-
    Cash paid during the year for income taxes                  289       100

 See accompanying notes to financial statements.

                    The Internet Advisory Corporation
               Notes to Consolidated Financial Statements
                            December 31, 1999

NOTE I   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Organization

The Internet Advisory Corporation ("IAC"or "Company"), located in Ft. Lauderdale, Florida, offers Internet web site programming, web hosting, e-commerce, and Internet access to small and medium size companies. On June 22, 1998, IAC was acquired by Olympus M.T.M. Corporation (a previously dormant Utah corporation) pursuant to an Agreement and Plan of Merger. The transaction was accounted for as a "reverse" acquisition on a purchase basis.
Subsequent to the Agreement and Plan of Merger, the name of Olympus M.T.M. Corporation was changed to The Internet Advisory Corporation.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of IAC and its subsidiary (see Notes 4 & 5). All significant inter-company transactions have been eliminated. The following summarizes the more significant of such policies:

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

(c)      Net Loss Per Common Share

Net loss per common share is based on the weighted-average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents (common stock warrants) were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive.

(d)      Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash and cash equivalents as deposits in commercial banks. The Company had $57,087 cash at December 31, 1999.

                    The Internet Advisory Corporation
               Notes to Consolidated Financial Statements
                            December 31, 1999
                               [Continued]

[continued]

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(g) Revenue Recognition

Revenue is recognized when earned, as products are completed and delivered or services are provided to customers. In prior years, revenue generally was collected in advance and amortized over a six month period. Beginning in the fourth quarter of 1999, the Company began billing customers on a month-to-month basis, thus, eliminating the need to record significant amounts of unearned revenue.

NOTE 2   LIQUIDITY/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has accumulated losses through December 31, 1999, amounting to $1,718,640, has a net working capital balance of $439,507, and a cash balance of $57,087. These factors indicate that the Company may not be able to continue as a going concern. Financing for the Company's operations to date has been significantly augmented by the sale of common stock and borrowing. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as presently organized. Resolution of these issues is dependent on the success of management's plans to raise funds through the sale of its equity securities in private placement or a public offering. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3   INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes, as of August 8,
1997. No provision has been

                    The Internet Advisory Corporation
               Notes to Consolidated Financial Statements
                            December 31, 1999
                               [Continued]

made for income taxes in the consolidated financial statements because the Company has accumulated losses since inception. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1999 are summarized below.

                Deferred tax assets              Balance   Tax    Rate

           Loss carryforward(expires 2014)     $1,718,640 $678,863 39.5%

           Valuation allowance                           ($678,863)

                Deferred tax asset                        $      0


A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance
for all future deductible temporary differences.   This allowance has
increased $635,395 over the prior year amount of $43,468.

NOTE 4   RELATED-PARTY TRANSACTIONS

The Company has an agreement with an entity controlled by the Company's president. The subject entity provides advertising for the Company at a cost of $1,500 per month.

The Company has invested $50,000 for 20% of the total stock of Octapus, Inc., which is an entity controlled by a shareholder of the Company. IAC has not used the equity method to account for this investment because a small group of investors, other than the Company, exercises significant influence and represents majority ownership of Octapus. Further, the Company is anticipating return of this investment in the near term.

An additional $2,600 was advanced to develop a new business venture which will expand Internet activity into other markets.

As part of the acquisition of Sunrise Web Development, Inc., ("Sunrise") discussed in Note 5, the Company has recorded an amount due from a shareholder at December 31, 1999, of $615,000. This is the remaining balance of the original funding of Sunrise and was collected by the CoTpapy in four installments received during January and February of 2000.

NOTE 5 STOCK ISSUANCE/RECAPITALIZATION

On June 22, 1998, IAC entered into an agreement and plan of merger with Olympus , wherein IAC exchanged all of its assets and liabilities as of May 31, 1998 for 6,000,000 shares of Olympus. Immediately subsequent to the exchange, the IAC's shareholders held approximately 83% of the outstanding shares of Olympus. The Company continues its operations in the Olympus structure but has changed the name of Olympus M.T.M. Corporation to The Internet Advisory Corporation.

                    The Internet Advisory Corporation
               Notes to Consolidated Financial Statements
                            December 31, 1999
                               [Continued]

NOTE 5   STOCK ISSUANCE/RECAPITALIZATION [continued]

          In December 1998, the Company issued stock in the following manner:

                                  Price
Description                      per share   Number of Shares  Consideration
Issued shares for cash, 12/11/98  $  1.25       16,000          $ 20,000
Issued shares for cash, 12/30/98     1.25      200,000           250,000
Issued shares for cash, 12/31/98     1.25      100,000           125,000
Issued shares for services, 12/31/98 1.25       15,000            18,750
    Total for 1998                             331,000          $413,750

The 1999 stock transactions are summarized as follows:

                                  Price
Description                      per share   Number of Shares  Consideration
Issued shares for cash, private
placement 2/15/99                 $  1.25      716,000           $895,000
Issued shares for commission,
2/23/99 private placement            1.25       80,000            100,000
Issued shares for cash, 8/25/99      3.50       15,000             52,500
Issued shares for cash, Sep-Dec       .25    1,000,000            250,000
Issued shares for assets, 12/30/99    .25    4,000,000          1,000,000
    Total for 1998                           5,811,000         $2,297,500

The private placement in August provided 15,000 shares plus warrants to purchase 15,000 more shares at $4 per share. The warrants expire in 2004.

On December 31, 1999, the Company issued 4,000,000 "restricted" common shares for 100% of the outstanding voting securities of Sunrise Web Development, Inc., a startup, Florida corporation (Sunrise). On the date of the combination, the fair value of the net assets of Sunrise was approximately $860,000, consisting of an amount due from an investor. The transaction has been accounted for as a purchase. Results of operations for have been combined for all periods presented. Sunrise has developed an interactive Internet web site and Internet Browser which the Company plans to use to generate revenues from subscribers by providing a wide variety of content, features, and tools.

                   The Internet Advisory Corporation
               Notes to Consolidated Financial Statements
                            December 31, 1999
                              [Continued]

NOTE 6   PROPERTY AND EQUIPMENT

    The major classes of assets as of the balance sheet date are as follows:


                                        Accumulated
Asset Class                 Cost       Depreciation         Method/Life

Equipment                 $591,739        $99,931              SL/5
Furniture & Fixtures        11,873          1,684              SL/5
Leasehold Improvements       6,244             66             SL/39
    Total                 $609,856       $101,681

Current year depreciation expense was $94,079.

NOTE 7   OFFICE LEASE

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

On February 10, 1999 the Company signed an addendum to the original lease agreement for additional space in the same building as the corporate offices. The terms of this addendum increase the total rentable square feet to 4,674, and the future minimum lease payments to the following:
    2000              82,032
    2001              85,313
    2002              88,726
    2003              14,883
Total rent paid for 1999 and 1998 on this facility was $65,317 and $29,926, respectively.

NOTE 8   SIGNIFICANT CONCENTRATION OF CREDIT RISK

The Company has no single customer that represents a significant portion of total revenues. The Company's activities are limited only by access to the Internet and not to any geographic boundaries.

NOTE 9   CONTRACTS/COMMITMENTS

The Company has entered into various contracts for Internet/telephone connection services. Below is a summary of contracts outstanding as of December 31, 1999:

                    The Internet Advisory Corporation
               Notes to Consolidated Financial Statements
                            December 31, 1999
                               [Continued]

              Contract  Monthly         Remaining
Description     Date    Payment        Commitment      Vendor
T1            5/20/99    1,508           30 months       AT&T
TI             3/l/99    4,000           2 months        EMINET
TI            4/20/99    1,536           29 months       ESPIRE
TI            4/14/99    1,871           27 months       MCI
Lightgate     8/16/99   26,433           56 months       BELLSOUTH
T3            11/4/99    8,730           34 months       SPRINT
T3             4/9/99    4,641           27 months       QWEST
T3            Pending   21,000                           VaNDSTAR
T3            3/19/99    4,797           26 months       DIGEX/INTERMEDIA
Frame relay   1/29/99    4,743           26 months       BELLSOUTH

NOTE 10  OPERATING LEASES

The company has two operating leases for equipment which it acquired in 1999.

                   Remaining      Monthly
Asset Description  Months         Payment
Copier/printer       34             $313
Fax machine          34               72
    Total                           $385

Remaining minimum lease payments are as follows:

        Year                  Minimum payments
        2000                        4,617
        2001                        4,617
        2002                        3,848
        Total                      13,082

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

Barbara Fytton     Director              6/98          12/99


          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          Jeffrey Olweean, Director and President. Mr. Olweean is 36 years of age. Mr. Olweean has been involved in the securities and computer industries for the past 12 years. His business experience includes raising financing for various companies, both public and private, overseeing the implementation of business plans for public companies and securities trading. Mr. Olweean is a 1986 graduate of Michigan State University.

          Nicole Leigh, Director and Vice President. Ms. Leigh is 28 years of age. In addition to her involvement with the Company, she has handled broker and investor relations for various public corporations. Her responsibilities have included the researching and production of newsletters, press releases and general promotion of the investor relations firm Chez Inc. Ms. Leigh's prior business experience also includes graphic design and Internet web site design.

Significant Employees.
----------------------

          None; not applicable.

Family Relationships.
---------------------

          Jeffrey Olweean and Nicole Leigh are brother and sister.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Each of the Company's directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on or about May 19, 1998. To the best knowledge of management, all reports required to be filed by members of management under
Section 16(a) of the 1934 Act have been filed.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Jeffrey
Olweean     12/31/99 $71,000  0     0     0      0     0   0
President,  12/31/98 $13,128  0     0     0      0     0   0
Director

Nicole
Leigh       12/31/99 $75,975  0     0     0      0     0   0
V.President 12/31/98 $14,391  0     0     0      0     0   0
Director

Barbara
Fytton      12/31/99    0     0     0     0      0     0   0
Director    12/31/98    0     0     0     0      0     0   0


          Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 1999 and 1998. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of March 28, 2000. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Barbara Fytton              1,489,800                     11.2%
4 Cavendish Court,
Cardigan Road
Richmond, Surrey
England TW106BL

Interactive Business
Concepts, Inc.              2,900,000*                    21.7%
777 Bayshore Drive, #404
Ft. Lauderdale, FL 33304

Richard K. Goldring         1,600,000*                    12.0%
5 Fox Chase Drive
Watchung, New Jersey 07060

Nicole Leigh                1,452,900                     10.9%
215 NE 23rd Street W309
Wilton Manors, FL 33305

Jeffrey Olweean             1,452,900                     10.9%
3850 Galt Ocean Drive 706
Ft. Lauderdale, FL 33308
                            ---------                    ------
          TOTALS            8,895,600                     66.7%

     * Richard K. Goldring is a minor stockholder of Interactive Business Concepts, Inc. The share holdings of Richard K. Goldring include 100,000 shares owned by Irina Goldring, his wife.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of March 28, 2000. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------
Nicole Leigh                1,452,900                      7.4%
215 NE 23rd Street W309
Wilton Manors, FL 33305

Jeffrey Olweean             1,452,900                      7.4%
3850 Galt Ocean Drive 706
Ft. Lauderdale, FL 33308
                            ---------                    ------
All directors and executive
officers as a group (2)     2,905,800                     14.8%


Changes in Control.
-------------------

          There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

           Except for the following references, there have been no material transactions between the Company and any director, executive officer, nominee to become a director or executive officer, 5% stockholder, parent or promoter during the last fiscal year; for information about transactions with current members of management prior to their election to these capacities, see the Company's 8-K and 8-KA Current Reports dated June 22, 1998. See Part III,
Item 13. Also see the heading "Business Development" of Part I, Item, regarding the Sunrise transaction, which involved a 5% stockholder of the Company.

Parents of the Issuer.
----------------------

          The Company has no parents.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          8-K Current Report dated December 30, 1999.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

10-KSB Annual Report for the year              Part I
ended November 30, 1997

10-KSB Annual Report for the year              Part I
ended December 31, 1998

8-K Current Report dated June 22,            Part I
1998

8-K Current Report dated December              Part I
30, 1999

8-KA Current Report dated December             Part I
30, 1999

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

                                  THE INTERNET ADVISORY CORPORATION



Date: 3/29/2000                   By /s/ Jeffrey Olweean
      --------------              --------------------------------------
                                  Jeffrey Olweean, Director and
                                  President

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                  THE INTERNET ADVISORY CORPORATION



Date 3/29/2000                    By /s/ Jeffrey Olweean
     -------------                ------------------------------------
                                  Jeffrey Olweean, Director and
                                  President



Date: 3/29/2000                   By /s/ Nicole Leigh
      -------------               ------------------------------------
                                  Nicole Leigh, Director and Vice
                                  President