Form 10QSB
period 2000-03-31
INTERNET ADVISORY CORP
filed 2000-05-12
CIK 831489

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                               May 10, 2000

                             13,345,018*

     *See Part II, Item 1, regarding legal proceedings pursuant to which 6,250,000 shares have been attached and will be deposited in the Third Judicial District Court in and for Salt Lake County, Utah, and thereafter, canceled.

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Internet Advisory Corporation, a Utah corporation (the "Company"), required to be filed with this 10-QSB Quarterly Report were prepared by management, have been reviewed by Company's auditors and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                The Internet Advisory Corporation
     Including the accounts of its wholly-owned subsidiary
                  Sunrise Web Development, Inc.

           Condensed Consolidated Financial Statements

                          March 31, 2000

                The Internet Advisory Corporation

               Condensed Consolidated Balance Sheet
                           (Unaudited)
                              ASSETS
                                        March 31, 1999
Current Assets
     Cash                                  $92,918
     Receivables (net)                              31,219
     Other current assets                           56,699
          Total Current Assets                     180,836

Equipment, net                                     507,645

Other Assets                                        14,361

TOTAL ASSETS                                      $702,842

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                             $ 75,668
     Accrued liabilities                            32,826
     Unearned income                                15,564
     Loan payable                                   10,000
          Total Current Liabilities                134,058

Stockholders' Equity
     Common stock                                   13,344
     Additional paid in capital                  2,712,115
     Accumulated deficit                        (2,156,675)
          Total Stockholders' Equity               568,784

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             702,842

                     See accompanying notes

                The Internet Advisory Corporation
         Condensed Consolidated Statements of Operations
                           (Unaudited)
                                    For the Three       For the Three
                                     Months Ended      Months Ended
                                    March 31, 2000    March 31, 1999
Revenues                             $ 190,188          $ 110,104

Sales, general and
administrative expense                 628,223            368,634

Net Loss                             $(438,035)         $(258,530)

Net Loss per Share                   $   (0.03)         $   (0.03)

Weighted Average
Number of Shares
Outstanding                         13,344,017          8,010,350

                      See accompanying notes

                 The Internet Advisory Corporation
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)
                                          For the Three      For the Three
                                           Months Ended       Months Ended
                                          March 31, 2000    March 31, 1999
Cash Flows Used for Operating
Activities:
  Net Loss                                $(438,035)         $(258,530)

  Adjustments to reconcile net loss to
   net cash used for operating
   activities:
  Depreciation                               30,221             20,904
  Increase in other current assets          (19,790)
  Increase (decrease) in current
  liabilities                              (131,874)            (3,139)

Net Cash Flows Used for Operating
 Activities                                (559,478)          (240,765)

Cash Flows Used for Investing
Activities:
  Purchase of equipment                     (29,691)          (402,964)

Net Cash Flows Used for Investing
 Activities                                 (29,691)          (402,964)

Cash Flows Provided by Financing
 Activities

Principal collections on loan               625,000
Proceeds from sale of securities                -0-       895,000


Net Cash Flows Provided by Financing
Activities                                 625,000        895,000

Net Increase (Decrease) in Cash             35,831        251,271

Beginning Cash Balance                      57,087        384,934

Ending Cash Balance                       $ 92,918       $636,205

                      See accompanying notes

                 The Internet Advisory Corporation
              Notes to Condensed Financial Statements
                          March 31, 2000


     PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the
     Securities and Exchange Commission.   Certain information and
     disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          The disclosure herein contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, planned operations, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

          Overview. The Company is a leading global provider of Internet-based solutions such as web site design, web site hosting and system co-location. The Company offers comprehensive solutions designed to improve clients' business processes using Internet applications. The Company's Internet services include strategic consulting; analysis and design; technology development; implementation and integration; and maintenance. The Company markets its services to small, medium and large corporations. Through Sunrise, the Company provides the on-line community with access to electronic mail services, public bulletin boards, the buddy list feature, instant message services, public or private "meeting rooms/chat rooms" for interactive conversations and live "auditorium" events. The Company has also recently launched ThePUNK.com Browser.

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

Results of Operations.
----------------------

         Management has taken steps that will make the Company more efficient and move it closer to profitability on its operations. It has reduced excess bandwidth by 50% and local loop charges through implementation of the Bell South Smartring program.

         Management believes that the automation of customer support, online transactions, in house operations and reduced overhead will set the tone for a profitable future.

         Traffic to websites has increased with the web portal, ThePunk.com, which has greatly enhanced the awareness of the Company and its products. The Company has implemented international advertising that management feels will increase sales in the short term. The areas targeted by management are Germany, England and Australia. Further, an overhaul of routing tables, switches, and related facilities has also made our data center, network5.net, much more efficient.

          During the quarterly period ended March 31, 2000, the Company received revenues of $190,188, and incurred expenses totaling $628,223. Net loss during the period was $(438,035), equaling $(0.03) per share. During the quarterly period ended March 31, 1999, the Company received revenues of $110,104, with expenses of $368,634, for a net loss of $(258,530), or ($0.03)
per share.

Liquidity.
----------

          As of March 31, 2000, the Company had total assets of $702,842, of which $92,918 was cash; compared to March 31, 1999, the Company had total assets of $1,063,553, of which $636,205 was cash.

          During fiscal 1999, the Company issued 796,000 shares for cash and services valued at $895,000; and 1,015,000 shares for $302,500 in cash; and 4,000,000 shares for $385,000 cash and for a $615,000 receivable. Cash provided by financing activities was $395,000 for the year ending December 31, 1998, and was primarily due to a private placement of "unregistered" and "restricted" common stock.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

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

Item 2.   Changes in Securities.
--------------------------------

          There were no material changes in the Company's securities during the quarterly period ended March 31, 2000; nor were there any issuances of "unregistered" and "restricted" securities of the Company during that period.

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

                                      THE INTERNET ADVISORY CORPORATION



Date: 5/10/00                           By/s/Jeffrey A. Olweean
     --------------                     -------------------------------------
                                        Jeffrey A. Olweean
                                        President and Director

Date: 5/10/00                           By/s/Nicole Leigh
     --------------                     -------------------------------------
                                        Nicole Leigh
                                        Vice President and Director