Form 10QSB
period 2000-06-30
INTERNET ADVISORY CORP
filed 2000-08-14
CIK 831489

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                             June 30, 2000

                              13,345,018*

     *See Part II, Item 1, regarding legal proceedings pursuant to which 6,250,000 shares have been attached and will be deposited in the Third Judicial District Court in and for Salt Lake County, Utah, and thereafter, canceled.

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Internet Advisory Corporation, a Utah corporation (the "Company"), required to be filed with this 10-QSB Quarterly Report were prepared by management, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                The Internet Advisory Corporation
     Including the accounts of its wholly-owned subsidiary
                  Sunrise Web Development, Inc.

           Condensed Consolidated Financial Statements

                           June 30, 2000

                The Internet Advisory Corporation

               Condensed Consolidated Balance Sheet
                           (Unaudited)
                              ASSETS
                                                June 30, 1999
Current Assets
     Cash                                          $ 8,501
     Receivables (net)                              10,355
     Other current assets                           13,789
          Total Current Assets                      32,645

Equipment, net                                     487,781

Other Assets                                        14,361

TOTAL ASSETS                                      $532,787

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                             $211,368
     Accrued liabilities                            25,145
     Unearned income                                21,089
     Loan payable                                   30,000
          Total Current Liabilities                287,602

Stockholders' Equity
     Common stock                                   13,344
     Additional paid in capital                  2,712,115
     Accumulated deficit                        (2,487,274)
          Total Stockholders' Equity               247,185

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             534,787

                     See accompanying notes

                The Internet Advisory Corporation
         Condensed Consolidated Statements of Operations
                           (Unaudited)
                      For the Three  For the Three For the Six   For the Six
                       Months Ended  Months Ended  Months Ended  Months Ended
                      June 30, 2000  June 30, 1999 June 30, 2000 June 30, 1999
Revenues               $ 168,855     $ 109,977      $ 357,700     $ 220,081

Sales, general and
administrative expense   491,132       472,706      1,119,355       839,554

Net Loss From
Operations             $(322,277)    $(362,729)     $(761,655)    $(619,473)

Other Income                 678           537          2,021           596

Net Loss               $(321,599)    $(362,192)     $(759,634)    $(618,877)

Net Loss per Share     $   (0.02)    $   (0.04)     $   (0.06)    $   (0.07)

Weighted Average
Number of Shares
Outstanding           13,344,017     8,249,017      13,344,017     8,126,387

                      See accompanying notes

                 The Internet Advisory Corporation
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)
                      For the Three  For the Three For the Six   For the Six
                       Months Ended  Months Ended  Months Ended  Months Ended
                      June 30, 2000  June 30, 1999 June 30, 2000 June 30, 1999
Cash Flows From
Operating
  Net Loss             $(321,599)    $(362,192)    $(759,634)    $(618,877)

Adjustments to
reconcile net loss to
net cash used for
operating activities:
  Depreciation            30,220        23,013        60,441        43,917
  Change in other
  current assets          13,774                      (6,016)
  change in current
  liabilities            133,544         7,799         1,670         4,660

Net Cash Flows Used for
Operating Activities    (144,061)     (331,380)     (703,539)     (570,300)

Cash Flows Used for
Investing Activities:
  Purchase of equipment  (10,356)     (104,651)      (40,047)      (507,615)
  Purchase (sale) of
  Investments             50,000      (106,760)       50,000      (106,760)

Net Cash Flows Used for
Investing Activities      39,644      (211,411)        9,953      (614,375)

Cash Flows Provided by
Financing Activities

Principal collections on
loan                      20,000                     645,000

Proceeds from sale of
securities                             551,945                     895,000

Net Cash Flows Provided
by Financing Activities   20,000       551,945       645,000       895,000

Net Increase (Decrease)
in Cash                  (84,417)        9,154       (48,586)     (289,675)

Beginning Cash Balance    92,918       86,104        57,087       384,933

Ending Cash Balance     $  8,501      $95,258       $ 8,501      $ 95,258

                      See accompanying notes

                 The Internet Advisory Corporation
              Notes to Condensed Financial Statements
                          June 30, 2000


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

          Sources of Revenue. During the period covered by this Report, the Company's revenues were derived from web site design, programming fees, web site hosting, co-location, web site hosting fees and bandwidth sales. Typically, these fees were recognized when received because all obligations required of the Company by the customer were substantially performed concurrently with the execution of a design and hosting agreement.

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

          During the quarterly period ended June 30, 2000, the Company received revenues of $168,855, and incurred expenses totaling $491,132. Net loss during the period was $(322,277), equaling $(0.02) per share. During the quarterly period ended June 30, 1999, the Company received revenues of $109,977, with expenses of $472,706, for a net loss of $(362,729), or ($0.04)
per share.

Liquidity.
----------

          As of June 30, 2000, the Company had total assets of $534,787, of which $8,501 was cash. The Company had total current liabilities of $287,602.

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

Item 5.   Other Information.
----------------------------

          On July 6, 2000, which is subsequent to the period covered by this Report, the Company's Board of Directors unanimously resolved to appoint Donald E. Snyder, Jr., to fill a vacancy on the Board, to serve until the next annual meeting of the stockholders or until his prior death, resignation or termination and the appointment and qualification of his successor.

          On July 13, 2000, which is also subsequent to the period covered by this Report, the Company's Board of Directors unanimously resolved to grant options to purchase "unregistered" and "restricted" shares of its common stock to each of the following persons:

                                         Number of Shares
          Name of Optionee               Subject to Option
          ----------------               -----------------

          Jeffrey Olweean                300,000

          Nicole Leigh Van Coller        300,000

          Donald E. Snyder, Jr.           50,000

          Vicky Swiencicki                15,000

          Andy Nemenz                      5,000

          These options are exercisable at a price of $0.50 per share, and all unexercised options shall expire at 5:00 p.m., Eastern Daylight Time, on June 30, 2005.

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

                                      THE INTERNET ADVISORY CORPORATION



Date: 8-14-00                         By /s/ Jeffrey A. Olweean
     --------------                     -------------------------------------
                                        Jeffrey A. Olweean
                                        President and Director

Date: 8-14-00                         By /s/ Nicole Leigh
     --------------                     -------------------------------------
                                        Nicole Leigh
                                        Vice President and Director