Form 10QSB
period 2000-09-30
INTERNET ADVISORY CORP
filed 2000-11-14
CIK 831489

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                            November 8, 2000

                              14,445,018*

     * As of November 8, 2000, an additional 12,010,000 shares were outstanding. These shares were issued to a potential funding source in anticipation of such funding. The funding did not materialize, and we have requested the return of these shares for cancellation. We have been advised that the shares will be returned to us for cancellation on November 15, 2000.

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The consolidated financial statements of the Internet Advisory Corporation, a Utah corporation (the "Company"), required to be filed with this 10-QSB Quarterly Report were prepared by management, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the Company.

                The Internet Advisory Corporation
      Including the accounts of its wholly-owned subsidiary
                  Sunrise Web Development, Inc.

           Condensed Consolidated Financial Statements

                       September 30, 2000

                The Internet Advisory Corporation

              Condensed Consolidated Balance Sheet
                          (Unaudited)
                      ASSETS

                              September 30, 2000
Current Assets

  Cash                            $150,579
  Receivables, net                   1,828
  Other current assets               2,600
     Total Current Assets         $155,007

Equipment, net                     469,764

Other Assets                        14,361
TOTAL ASSETS                      $639,132

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                $187,601
  Accrued liabilities               26,030
  Unearned income                   24,602
  Loan payable                      25,250
     Total Current Liabilities     263,483

Stockholders' Equity

  Common stock                      14,444
  Additional paid in capital     3,211,015
  Accumulated deficit           (2,849,810)
     Total Stockholders' Equity    375,649
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                            $639,132

               The Internet Advisory Corporation
        Condensed Consolidated Statements of Operations
                          (Unaudited)
                       For the Three For the Three For the Nine  For the Nine
                        Months Ended  Months Ended Months Ended  Months Ended
                       September 30, September 30, September 30, September 30,
                           2000          1999          2000          1999
Revenues                 $121,168     $112,584      $480,211     $332,665

    Sales, general and
   administrative expense 493,137      384,572     1,612,492    1,224,126

Net Loss From
Operations               (371,969)    (271,988)   (1,132,281)    (891,461)

Other Income                  433        6,136         1,111        6,732

Net Loss                $(371,536)   $(265,852)  $(1,131,170)   $(884,729)

Net Loss per Share         $(0.03)      $(0.03)       $(0.08)      $(0.11)

Weighted Average Number
of Shares Outstanding  14,094,017    8,249,017    13,605,128    8,010,350

                The Internet Advisory Corporation
   Condensed Consolidated Statements of Cash Flows (Unaudited)

                       For the Three For the Three For the Nine  For the Nine
                        Months Ended  Months Ended Months Ended  Months Ended
                       September 30, September 30, September 30, September 30,
                           2000          1999          2000          1999
Cash Flows from Operations

  Net Loss               $(371,536)   $(265,852)    $(1,131,170) $(884,729)

Adjustments to reconcile
net loss to net cash from
operations

  Depreciation              30,220       24,311          98,948    68,228
  Stock issued for
  services                 200,000
  Change in other current
  assets                    19,716         (250)         16,300      (250)
  Change in current
  liabilities              (19,369)     (17,932)        (17,699)  (13,273)

    Net Cash Flows Used for
    Operating Activities  (140,969)    (259,723)     (1,033,621) (830,024)

Cash Flows Used for
Investing Activities

  Purchase of equipment    (12,203)      (5,047)        (60,537) (512,663)
  Purchase(sale) of
investments                              54,697          50,000   (52,062)

    Net Cash Flows Used for
    Investing Activities   (12,203)      49,650         (10,537) (564,725)

Cash Flows Provided by
Financing Activities

Principal collections       (4,750)      20,000         637,650    20,000
Proceeds from sale of
securities                 300,000       52,500         500,000   947,500

    Net Cash Flows
    Provided by Financing
    Activities             295,250       72,500       1,137,650   967,500

Net Increase (Decrease) in
Cash                       142,078     (137,573)         93,492  (427,249)
Beginning Cash Balance       8,501       95,258          57,087   384,934
Ending Cash Balance       $150,579   $  (42,315)       $150,579 $ (42,315)

               The Internet Advisory Corporation
      Notes to Condensed Consolidated Financial Statements
                       September 30, 2000

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

          Overview. The Company is a leading provider of comprehensive Internet services. Focusing on e-commerce and business related data transfer, we provide our clients with multiple, redundant DS3's. This bandwidth is unified through BGP4 offering increased inbound and outbound routes. The network operation center, or NOC, is a state of the art facility with an advanced security system and conditioned power management. This makes us an attractive solution for business requiring data warehousing and/or a data fortress as well as e-commerce and Internet related businesses.

         Since our incorporation in 1997, we have grown into a full service Internet facility. Approximately half of our current revenue is derived from co-location, hosting and other Internet-related services. With our large customer base and strong presence in the Internet access and hosting market, we are positioned to achieve increasing revenue and profitability.

         Basic Internet access and web hosting constitute the predominant services offered by the Company today. Businesses are looking for enhanced value products and services for the Internet that allow them to expand markets, increase productivity and reduce costs. As a result, we will be able to derive increasing revenue from these customers and increase profitability by selling an expanding array of enhanced value Internet services and products.

          We also offer enhanced value Internet security capabilities and professional consulting serviced to support a variety of methods or processes to resolve our customers' Internet problems. We expect to provide these services through a combination of internal development and packaging, acquisitions and new relationships with Internet hardware, software and service companies.

          The Company owns and operates a national network, providing high capacity, reliable Internet data transmission, connecting our customers to the Internet. The Company believes this network is adequate for the provision of current and future planned access and service needs. By aggregating the capacity of data transmission over the Internet and capacity requirements of our operations onto one national network, we continue to increase our operational control and efficiency, reduce costs, and provide redundancy and higher quality service. In this way, we are able to address some of the most significant challenges that an Internet service provider faces in supporting its customers. The Company's infrastructure also incorporates several other elements critical to maintaining the highest quality Internet service. The most important elements include a high capacity and reliable national network, joint ventures with other regional, national and international ISP's and sophisticated network management tools and engineering support services. The reliability of the national network is the result of many factors, including redundant routers and other critical hardware, carrier class facilities at point of presence locations such as back-up power, fire suppression and climate control, and redundant telecommunications lines. The Company is poised for "tier one" status as one of the top, full service ISP's.

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

          During the quarterly period ended September 30, 2000, the Company received revenues of $121,168, and incurred expenses totaling $493,137. Of these expenses, $200,000 related to the issuance of stock for services and $30,200 was depreciation. Net loss during the period was $(371,536), equaling $(0.03) per share. During the quarterly period ended September 30, 1999, the Company received revenues of $112,584, with expenses of $384,572, for a net loss of $(265,852), or ($0.03) per share.

Liquidity.
----------

          As of September 30, 2000, the Company had total assets of $639,132, of which $150,579 was cash. The Company had total current liabilities of $263,483.

          The Company currently has no material commitments. The Company will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to those of the Company, which may require the use of cash. The Company believes that existing cash, investments and loans available under its present credit facilities will be sufficient for at least the next nine months; however, the Company may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's existing and new service offerings and competing technological and market developments.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          On October 23, 2000, which is subsequent to the period covered by this Report, the Third Judicial District Court in and for Salt Lake County, Utah, entered its Order of Dismissal of Civil Action No. 000902397. In that action, we sought recovery of 6,250,000 shares of our common stock ("restricted securities") which were issued for deposit into escrow, pending the receipt of funding which was not paid. Pursuant to the Order of Dismissal, all 6,250,000 such shares were returned to us and the action was dismissed with prejudice. We returned these shares to our transfer agent on October 30, 2000, and they were canceled on that date.

Item 2.   Changes in Securities.
--------------------------------

          On June 6, 2000, we issued 100,000 "unregistered" and "restricted" shares of our common stock to Insidestock.com in exchange for advertising services valued at $0.50 per share.

          In July, 2000, we issued 300,000 such shares to two other entities in exchange for advertising services also valued at $0.50 per share.

          In August, 2000, the Company conducted a private placement pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. Under the private placement, we sold 200,000 "unregistered" and "restricted" shares of our common stock to three investors at a price of $0.50 per share.

          On August 25, 2000, we issued 500,000 "unregistered" and "restricted" shares to two subscribers, at a price of $0.50 per share. We received $50,000 of the proceeds from these sales after September 30, 2000.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          On November 1, 2000, which is subsequent to the period covered by this Report, the Company's Board of Directors unanimously resolved to grant to Jeffrey Olweean and Nicole Leigh Van Coller options to purchase a total of 600,000 "unregistered" and "restricted" shares of our common stock (300,000 shares each), at a price of $0.50 per share. The options are exercisable until 5:00 p.m., Eastern Daylight Time, on November 1, 2005. The options vested immediately upon the optionees' execution on November 1, 2000, of Option Agreements with respect thereto.

          Mr. Olweean and Ms. Van Coller abstained from voting on the granting of options to himself or herself.

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

                                      THE INTERNET ADVISORY CORPORATION



Date: 11/14/00                        By /s/ Jeffrey A. Olweean
     --------------                     -------------------------------------
                                        Jeffrey A. Olweean
                                        President and Director


Date: 11/14/00                        By /s/ Nicole Leigh
     --------------                     -------------------------------------
                                        Nicole Leigh
                                        Vice President and Director