Form 10KSB
period 2000-12-31
INTERNET ADVISORY CORP
filed 2001-04-13
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2000

                                       OR

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to ____________

            Commission file number           0-16665

                        THE INTERNET ADVISORY CORPORATION
                     (Exact name of small business issuer as
                            specified in its charter)

                  Utah                                       87-0426358
      (State or other jurisdiction                         (IRS Employer
    of incorporation or organization)                   Identification No.)

    255 East Sunrise Blvd., Suite 401,                          33304
         Fort Lauderdale, Florida                             (Zip Code)
 (Address of principal executive offices)

Issuer's telephone number: (954) 453-5000

Securities registered under Section 12(b) of the Exchange Act: None

Name of each Exchange on Which Registered: None

Securities registered under Section
12(g) of the Exchange Act: Common Stock, $.001 par value

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                  - -
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year. $573,615

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

      As of April 3, 2001, there were 7,439,218 shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on April 3, 2001, was $2,090,420 based on the average closing bid and asked price of our common stock on April 3, 2001, which was $.281 per share.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,445,018 shares as of April 3, 2001.

      Transitional Small Business Disclosure Format (check one):

Yes ___   No X
            - -

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page
-----------------------                                                     ----

Forward-Looking Statements ..................................................  4

PART I

  1.     Description of Business ............................................  4

  2.     Description of Property ............................................ 13

  3.     Legal Proceedings .................................................. 13

  4.     Submission of Matters to a Vote of Security Holder ................. 14

PART II

  5.     Market for Common Equity and Related Stockholder Matters ........... 14

  6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................... 15

  7.     Financial Statements ............................................... 17

  8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................ 29

PART III

  9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act ............... 30

 10.     Executive Compensation ............................................. 32

 11.     Security Ownership of Certain Beneficial Owners and Management ..... 33

 12.     Certain Relationships and Related Transactions ..................... 35

 13.     Exhibits, List and Reports on Form 8-K ............................. 36

                           FORWARD-LOOKING STATEMENTS

      Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Risk Factors". You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Business Development

      We were incorporated in the State of Utah on September 21, 1981 under the name Adonis Energy, Inc. ("Adonis"). Adonis was formed for the primary purpose of acquiring and investing in energy resources. On March 10, 1983 Adonis' name was changed to Olympus M.T.M. Corporation ("Olympus"). Olympus failed to achieve success in its business endeavors and consequently, it ceased operations in or before April, 1990. Thereafter, Olympus remained dormant until it succeeded to the business of The Internet Advisory Corporation, a Florida corporation ("TIAC-FL"), pursuant to an Agreement and Plan of Reorganization dated June 22, 1998. TIAC-FL had been incorporated on August 8, 1997 for the purpose of providing Internet access and Web design. Subsequent to the Agreement and Plan of Reorganization, we changed our name to The Internet Advisory Corporation. Pursuant to the Agreement and Plan of Reorganization we issued 6,000,000 shares of our common stock to TIAC-FL's shareholders and assumed the liabilities of TIAC-FL in exchange for the assets of TIAC-FL as at May 31, 1998. At the time of this issuance, we had 1,202,017 shares outstanding. Immediately after this issuance, the former shareholders of TIAC-FL owned 6,000,000 of our then total of 7,202,017 outstanding shares, or 83% of our Company. Upon closing the Agreement and Plan of Reorganization, the Olympus officers and directors resigned and the designees of TIAC-FL were appointed to serve in their place and stead.

      On December 30, 1999, we entered into a Reorganization Agreement (the "Reorganization Agreement") with Richard K. Goldring, the sole stockholder of Sunrise Web Development, Inc., a Florida corporation ("Sunrise"), whereby we issued 4,000,000 shares of our common stock to Mr. Goldring and his designees in exchange for 100% of the outstanding voting securities of Sunrise. Pursuant to the Reorganization Agreement, Sunrise became a wholly-owned subsidiary of ours. Mr. Goldring owned approximately 10.7% of our outstanding common stock prior to the completion of the Reorganization Agreement and approximately 37.5% of our outstanding common stock following completion. There were 9,345,018 shares of our common stock issued and outstanding prior to the completion of the Reorganization Agreement and 13,345,018 shares of our common stock issued and outstanding after completion.

General

      We are a full service Internet company. Web hosting, web designing co-location, end e-commerce constitute our primary services. Our services are designed to enable our customers to capitalize on the latest Web-based technologies quickly and cost effectively without the burden and expense of building, managing and maintaining the infrastructure required to support their desired applications. We own and operate a national network, providing high capacity, reliable Internet data transmission, connecting our customers to the Internet. We utilize multiple T-3 fiber optic lines with high speed servers for the fastest possible Internet access. It is our belief that our network is adequate for the provision of current and future planned access and service needs of our customers. By aggregating the capacity of data transmission over the Internet and capacity requirements of our operations onto one national network, we continue to increase our operational control and efficiency, reduce costs, and provide redundancy and higher quality service. In this way, we are able to address some of the most significant challenges that an Internet service provider faces in supporting its customers. We have entered into various contracts with providers of Internet/telephone connection services. Four agreements of this type are currently in place requiring us to make monthly payments of approximately $800; $2,900; $4,400 and $16,000; respectively.

      We have incurred losses since the inception of our Internet business. We expect to continue to incur losses until we increase revenue while reducing related costs. To reduce costs, we have significantly reduced our work force and operating expenses, especially our bandwidth charges which previously accounted for as much as 50% of our monthly operating expenses. Our Company and our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly in new and rapidly evolving markets such as the Internet and companies serving the Internet. Such risks for us include, but are not limited to, a constantly evolving business model and the management of both internal and acquisition-based growth. To address these risks, we must among other things, continue to develop the strength and quality of our hosting facility; maximize the value delivered to our clientele; enhance the "Internet Advisory", "PUNK", "Network 5" and "Host Facility" domain names; respond to competitive developments; acquire financing for our expansion plans, and attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Products and Services

      We are an Internet service provider and web site designer offering web site hosting, e-commerce and co-location services. We provide our customers with access to electronic mail services, public bulletin boards, the buddy list feature, instant message services, public or private "meeting rooms/chat rooms" for interactive conversations and live "auditorium" events. We also offer enhanced value Internet security capabilities and professional consulting services to support a variety of methods or processes designed to resolve our customers' Internet problems. Our services are billed over the course of the engagement on either a time and materials basis or a fixed-price basis. Billable rates vary by the type of services provided and by the geographical region. The pricing, management and execution of each engagement is the sole responsibility of our management.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

      We  utilize  no  patents,  licenses,  franchises,   concessions,   royalty
agreements or labor contracts in connection with the operation of our business.

Sales and Marketing

      Our services are sold through the Internet. Information about us presently appears on several search engines.

Supplies and Suppliers

      We are not materially dependent on raw materials or supplies in connection with the operation of our business. Any required raw materials or supplies are readily available from several sources in sufficient quantities and are of required quality.

Seasonal Aspects

      We do not experience seasonal variations in our operating results.

Research and Development

      During the fiscal years ended December 31, 2000 and December 31, 1999 we spent $0 on research and development.

Customers

      No single customer presently accounts for a significant portion of our revenues, and no single customer is expected to account for a significant portion of our revenues in the foreseeable future.

Employees

      As of April 2, 2001 we had five employees including three executive officers, one network administrator and one office manager. All of our employees are employed on a full time basis. We consider our relationship with our employees to be satisfactory.

Competition

      The market for Internet products and services is extremely competitive. We face competition from hundreds of entities, most of which have substantially greater resources and experience than we do. Since there are low barriers to entry into this market, we expect competition to persist and intensify in the future. Our ability to compete depends on our capacity to deliver quality services and to effectively market such services.

Government Regulation, Compliance with Environmental Laws

      Our principal products and services and the operation of our business do not require any governmental approvals or consents other than those applicable to corporations in general. Similarly, we are not materially affected by any existing governmental regulations, including those requiring compliance with environmental laws. Notwithstanding the foregoing, we are aware that the Internet is a rapidly and constantly evolving commercial medium that may subject us to future governmental regulation in several areas including, but not limited to, user privacy, advertising, information security, usage fees and taxation. At the present time, however, it is impossible to predict the type and extent of governmental regulation which we may be subject to in the future.

Risk Factors

      We Have A History Of Losses And A Negative Net Worth. Our Failure To Establish Profitable Operations Could Drive Down The Price Of Our Stock

      Our operating predecessor was organized August 1997 and has incurred losses since inception. Accordingly, we have been dependent on acquisitions and funding from lenders and investors to conduct operations. As of December 31, 2000, we had an accumulated deficit of $3,757,848 and we anticipate that we will continue to incur net losses for the foreseeable future unless and until we increase revenues and reduce related costs and expenses. As at December 31, 2000, we had total current assets of $25,483 and total current liabilities of $840,327 or a negative working capital of $814,844. If we fail to establish profitable operations and continue to incur losses, the price of our common stock could be expected to fall.

      Our Audited Financial Statements Contain A Going Concern Qualification

      Our auditors' reports accompanying our audited financial statements for the years ended December 31, 2000 and December 31, 1999, indicate that there is substantial doubt about our ability to continue as a going concern. This qualification is due to our need to generate positive cash flow from operations or obtain additional financing. In addition to the very real risk to our ability to successfully operate our business, which our accountants have thus expressed, this type of "going concern" qualification in our accountant's report can have a negative effect on the price of our stock. If we fail to conduct our operations in a manner that minimizes the strains on our resources, it could disrupt such operations and ultimately prevent us from generating the revenues we hope to achieve.

      Disputes Over Our Internet Based Service Contracts May Result In Future Litigation.

      Our prior management entered into several Internet based service contracts which are currently in dispute. We are disputing the amount owed by us under these service contracts on the basis that certain of the services were never provided and others were not provided in a timely fashion. Although none of these disputes have resulted in litigation, our auditors have included an accrued liability of $500,000 in our December 31, 2000 financial statements. There can be no assurance that the amount payable by us under these contracts will be negotiated and settled in a manner that is satisfactory to us.
Litigation or unsatisfactory settlements on these contracts could have a material adverse effect on our business and operations. See "Item 7. Financial Statements - Note 5 and Note 10."

      Our Relatively Limited Operating History Makes It Difficult To Assess Our Past Performance And Future Prospects

      There is limited historical, operating and financial information on which to base an evaluation of our performance and our prospects. You should consider our prospects in light of the substantial risks, expenses, uncertainties and difficulties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. Such risks include the possibility that:

      o we will be unable to increase and sustain levels of interest in our products and services;

      o     we will fail to sell our products and services successfully;

      o our competitors will develop services or products similar or superior to our own;

      o market prices for our products and services will fall as the result of competition or other factors;

      o we will be unable to identify, attract, motivate and retain qualified personnel; and

      o we will fail to fully integrate with our existing operations the technology and operation of any of the businesses that we may acquire.

      We cannot be sure that we will be successful in addressing such risks, and the failure to do so could have a material adverse impact on our business, financial condition and results of operations.

      Our Strategy of Growth Through Acquisitions Will Involve Competition And Other Risks

      A key component of our growth strategy is expected to be the acquisition of firms that meet our goals for strategic growth and development. The successful implementation of this strategy will depend on our ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with ours. There can be no assurance that we will be able to identify suitable candidates on acceptable terms. Moreover, in pursuing acquisition opportunities, we may compete with other companies with similar growth strategies, most of which competitors will be larger and have greater financial and other resources than us. Competition for these acquisition targets may also result in increased prices for
acquisition   targets  and  a  diminished   pool  of  companies   available  for
acquisition. Acquisitions also involve a number of other risks, including adverse effects on our reporting operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one more acquired entities and the possible failure to retain key acquired personnel. Lack of client satisfaction or performance problems with an acquired firm could also have a material adverse impact on our reputation as a whole, and any acquired business could significantly underperform relative to our expectations. For all of these reasons, our pursuit of an overall acquisition strategy or any individual pending or future acquisition may have a material adverse effect on our business, financial condition, results of operations and prospects. To the extent that we choose to use cash consideration for acquisitions in the future, we may be required to obtain additional financing, and there can be no assurance that such financing will be available to us on favorable terms, if at all. As we issue stock to complete future acquisitions, our existing shareholders will experience ownership dilution.

      We May Not Be Able To Successfully Manage Our Business Or Achieve Profitability

      We have  incurred  loses  since  inception.  During the fiscal  year ended
December 31, 2000 our revenues remained flat from the prior year while our related costs increased. Current management has taken steps to reduce such costs, including substantial reductions in employee levels. We will need to generate significant and increased revenues to achieve and thereafter maintain profitability. Our net losses and negative cash flow from operating activities are likely to continue if:

      o we do not establish and maintain a customer base that generates sufficient revenue;

      o prices for our products or services decline faster than we have anticipated;

      o we do not remain competitive in the innovation and quality of our products; or

      o     we do not attract and retain qualified personnel.

      Our  ability  to  achieve  our   objectives   is  subject  to   financial,
competitive, regulatory, legal, technical and other factors, many of which are beyond our control.

      We May Need To Seek Financing Which May Not Be Available And, If Available, Might Only Be Available On Unfavorable Terms

      While we believe that cash on hand together with revenues from operations should be sufficient for the next 3 months, presently unanticipated occurrences and expenses may make it necessary for us to raise funds through equity or debt financings until such time, if ever, as we are able to operate profitably. In the event that we do require such additional outside funding, there is no assurance that we will be able to obtain it on terms beneficial to us, if at all. Should that occur, we might have to curtail or cease operations.

      We May Have Difficulty Managing Growth

      Any growth we may experience will likely place a significant strain on our customer support, sales and marketing, administrative resources, our network and operations and our management and billing systems. Such a strain on our administrative and operational capabilities could adversely affect the quality of our services and our ability to collect revenues. To manage such growth effectively, we will have to enhance the efficiency of our operational support, other back office systems and financial systems and controls. We can offer no assurance that we will be able to maintain adequate internal operating, administrative and financial systems, and procedures and controls.

      Managing our growth will become even more challenging if and when we expand our target markets and our product and service offerings. Promotion and enhancement of our products and services will depend largely on our success in continuing to provide high quality web design and hosting services, solutions and product support. We cannot guarantee that we will be able to maintain those levels of quality. If we are unable to do so or otherwise fail to promote and maintain our products or services, or if we incur excessive expenses in an attempt to improve our services or promote and maintain our products, then our business, results of operations and financial condition could be materially and adversely affected.

      In addition, if and when we experience growth we will have to expand and train our employee base to handle the increased volume and complexities of our business. We can offer no assurances that we will be able to attract, train and manage sufficient personnel to keep pace with this growth.

      We Are Subject To The Risks Associated With Rapid Industry Changes.

      The Internet services industry in which we operate is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new services, software and other product innovations. We cannot
guarantee   that  we  will  be  able  to  identify  new  service   opportunities
successfully and develop and bring new products and services to market in a timely and cost-effective manner, or that products, software and services or technologies developed by others will not render our products and services non-competitive or obsolete. In addition, we cannot provide any assurance that our product or service developments or enhancements will achieve or sustain market acceptance or be able to address effectively the compatibility and interoperatibility issues raised by technological changes or new industry standards.

      We Operate In A Relatively New And Evolving Market With Uncertain Prospects For Growth

      The market for Web site designing, application hosting, and related services has only recently begun to develop and is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth, if any, will depend on the continued trend of businesses outsourcing their Web site designing and application hosting and our ability to market our services effectively. There can be no assurance that the market for our services will grow, that our services will be adopted, or that businesses will use these Internet-based services to the degree or in the manner that we expect. It is possible that at some point businesses may find it cheaper, more secure or otherwise preferable to design their own Web sites and host their Web sites and applications internally and decide not to outsource the management of their Web sites and applications. If we are unable to react quickly to changes in the market, if the market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to become or remain profitable.

      We May Be Unable To Achieve Our Operating And Financial Objectives Due To Significant Competition In The Web Site And Application Hosting Industry.

      The market for designing and hosting Web sites and applications is highly competitive. There are few substantial barriers to entry into this market and most of our current competitors have substantially greater financial, technical and marketing resources, larger customer bases, more data centers, longer operating histories, greater name recognition and more established relationships in the industry than we possess. Our current and potential competitors in the market include Web hosting service providers, as well as web design companies and countless of individual free-lance web designers.

      Our competitors may be able to expand their network infrastructures and service offerings more quickly than us. They may also bundle other services with their Web site hosting or application hosting services, which could allow them to reduce the relative prices of their Web site hosting and application hosting services beyond levels that we could compete with, and generally adopt more aggressive pricing policies. In addition, some competitors have entered and will likely continue to enter into joint ventures or alliances to provide additional services which may be competitive with those we provide. We also believe the Web site hosting and application hosting markets are likely to experience consolidation in the near future, which could result in increased price and other competition that would make it more difficult for us to compete.

      Our Server  Farms And The  Networks We Rely On Are  Sensitive  To Harm And
Human  Actions  And  Naturals   Disasters.   Any  Resulting   Disruption   Could
Significantly Damage Our Business And Reputation.

      Our ability to provide reliable service will largely depend on the performance and security of our server farms and hosting providers. In addition, our customers often maintain confidential information on our servers. However, our data centers and equipment, the networks we use, and our customers' information are subject to damage and unauthorized access from human error and tampering, breaches of security, natural disasters, power loss, capacity limitations, software defects, telecommunications failures, intentional acts of vandalism, including computer viruses, and other factors that have caused, and will continue to cause interruptions in service or reduced capacity for our customers, and could potentially jeopardize the security of our customers' confidential information such as credit card and bank account numbers. Despite precautions we have taken and plan to take, the occurrence of a security breach, a natural disaster, interruption in service or other unanticipated problems could seriously damage our business and reputation and cause us to lose customers. Additionally, the time and expense required to eliminate computer viruses and alleviate other security problems could be significant and could impair our service quality. We also intend to provide our customers with service level agreements. If we do not meet the required service levels, we may have to provide credits to our customers, which could significantly reduce our revenues. Additionally, in the event of any resulting harm to customers, we could be held liable for damages. Awards for such damages might exceed our liability insurance by an unknown but significant amount and could seriously harm our business.

      If We Do Not Respond Effectively And On A Timely Basis To Rapid Technological Change Our Business Could Suffer.

      Internet and networking technology is changing rapidly. Our future success will depend largely on our ability to:

      o     offer services that incorporate leading technologies;

      o address the increasingly sophisticated and varied needs of our current and prospective customers;

      o respond to technological advances and emerging industry standards on a timely and cost-effective basis; and

      o continue offering services that are compatible with products and services of other vendors.

      Our failure to conform to the prevailing standards, or the failure of common standards to emerge, could harm our business. In addition, products, services or technologies developed by others may render our services no longer competitive or obsolete.

      Our Business Will Not Grow Unless Internet Usage And Demand For New Web Sites Grows.

      The increased use of the Internet for retrieving, sharing and transferring information among businesses and consumers has only recently begun to develop. Our success will depend on the continued growth of business's need to expand their presence on the web. Our business plan anticipates extensive growth in the Web site hosting and application hosting markets. The growth of the Internet, including the Web site hosting and application hosting markets, is subject to a high level of uncertainty and depends on a number of factors, including the growth in consumer and business use of new interactive technologies, the development of technologies that facilitate interactive communications, security concerns and increases in data transport capacity. If the Internet as a commercial medium fails to grow or develops more slowly than expected, then our business is unlikely to grow.

      The recent growth in the use of the Internet in general has caused frequent periods of performance degradation. Any perceived degradation in the performance of the Internet as whole could undermine the benefits of our services. The performance of our Web site and application hosting services is ultimately limited by and relies on the speed and reliability of the networks operated by third parties. Consequently, the growth of the market for our services depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

      We Are Dependent On Internet Growth To Achieve Our Business Objectives

      A substantial portion of our revenue is expected to be derived from services that depend upon the adoption of Internet solutions by companies to improve their business positioning and processes, and the continued development
o the World Wide Web, the Internet and E-commerce. The Internet may not prove to be a viable commercial marketplace because of inadequate development of necessary infrastructure; lack of development of complementary products; implementation of competing technologies; delays in the development or adoption of new standards and protocols required to handle increase levels of Internet activity; government regulation; or other reasons. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continuous growth. Moreover, critical issues concerning the use of Internet and E-commerce solutions (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved and may affect the growth of the use of such technologies to maintain, manage and operate a business, expand product marketing, improve corporate communications and increase business efficiencies. The adoption of Internet solutions for these purposes, particularly by those individuals and enterprises that have historically relied on traditional means, can be capital intensive and generally require the acceptance of a new way of conducting business and exchanging information. If critical issues concerning the ability of Internet solutions to improve business is not developed, our business, financial condition, results of operations and prospects will be materially adversely affected.

      We Have Entered And In The Future We May Continue to Enter Into Transactions With Related Parties; All Such Transactions May Involve Inherent Conflicts of Interest

      Since our inception, we have on several occasions entered into transaction with our officers, directors, principal shareholders and other affiliated parties including those transactions discussed in the "Certain Transactions" section of this Report. While all such transactions may involve inherent conflicts of interest, we believe that in every case, they were made on terms as fair as those obtainable from independent third parties. However, no assurance can be given that this was, in fact, the case.

      Management Controls A Substantial Amount Of Our Shares; Their Interests May Be In Conflict With Our Other Shareholders

      The interests of management could conflict with the interests of our other stockholders. Our officers and directors beneficially own, directly or through members of entities under their control or through their immediate families, approximately 39.34% of our outstanding common stock. Assuming the exercise of outstanding stock options, they own even a greater percentage of our outstanding common stock. Accordingly, if they act together, they have the power to influence corporate transactions and the election of all of our directors and other issues for which the approval of our shareholders is required. This concentration of ownership may also delay, deter or prevent a change in control of our Company and may make some transactions more difficult or impossible to complete without the support of these stockholders. As a result, our other shareholders may have no effective voice in our management.

      Our Board of Directors Can Issue Additional Shares Of Our Common Stock Without Shareholder Consent; This Could Result In The Dilution of Your Voting Power And Could Decrease The Value Of Your Shares

      Our Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock, 14,445,018 of which are presently issued and outstanding. Approximately, 1,970,000 additional shares are being reserved for issuance pursuant to the exercise of presently outstanding options. Our board of directors has the power to issue any or all of the remaining 33,584,982 authorized common shares for general corporate purposes, without shareholder approval. While we presently have no commitments, contracts or intentions to issue any additional common shares except as otherwise disclosed in this Report, potential investors should be aware that any such stock issuances may result in a reduction of the book value or market price of our outstanding common shares. If we issue any additional common shares, such issuance will reduce the proportionate ownership and voting power of each other common shareholder.

      Compliance With Penny Stock Rules May Make It More Difficult For Our Shareholders To Sell Their Shares.

      Trading of our stock is quoted in the Over-the-Counter Bulletin Board of the NASD. At least for the foreseeable future, our common stock will be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Rule 15g-2 under the Exchange Act requires broker/dealers dealing in penny stocks to provide potential investors with a manually signed and dated written acknowledgment of receipt of the document before effecting a transaction in a penny stock for the investor's account. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

Penny stocks are stocks:

      o     with a price of less than $5.00 per share; or

      o     that are not traded on NASDAQ or a national securities exchange;

Penny stock are also stocks which are issued by companies with:

      o     net tangible assets of less than:

                  $2.0 million (if the issuer has been in continuous operation for at least three years); or

                  $5.0 million (if in continuous operation for less than three years); or

      o     average revenue of less than $6.0 million for the last three years.

                         ITEM 2. DESCRIPTION OF PROPERTY

      We currently rent approximately 4,674 square feet of office space at 255 East Sunrise Boulevard, Suite 401, Fort Lauderdale, FL 33304 pursuant to a lease which expires on February 28, 2003. The lease commenced in January 1998 and was amended on February 10, 1999 to provide us with additional space. Rental expense under the lease for 1998, 1999 and 2000 was $29,926, $65,317 and $68,443,
respectively. The future minimum lease payments due by us under the lease for 2001, 2002 and 2003 (through February 28, 2003) are $85,313, $88,726, and
$14,883 respectively.

                            ITEM 3. LEGAL PROCEEDINGS

      Except as otherwise disclosed herein, no material legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened. On March 23, 2000, the Third Judicial District Court in and for Salt Lake County, Utah, entered a Temporary Restraining Order and Writ of Attachment following the filing of a complaint by us, in Civil Action No. 000902397. In our complaint, we were seeking recovery of 6,250,000 shares of our common stock, which were issued for deposit into escrow, pending the receipt of funding, which was not paid. The securities were removed from the escrow, without our consent. The recipient of these securities had deposited them with a registered broker/dealer, and had subsequently consented in writing to the cancellation of the two stock certificates representing these securities, immediately prior to filing of our complaint. On October 23, 2000 the Third Judicial District Court in and for Salt Lake County, Utah, entered its Order of Dismissal of Civil Action No. 000902397. Pursuant to the Order of Dismissal, all 6,250,000 shares were returned to us and the action was dismissed with prejudice. We returned these shares to our transfer agent on October 30, 2000, and they were cancelled on that date.

      On March 21, 2001 a judgment in the amount of $12,359.60 was entered against us in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida in favor of Diamondpoint.Com, Inc., a Florida corporation, in connection with a claim of breach of contract. We have yet to decide whether we will appeal this judgment.

      Our prior management signed several agreements for Internet based services which are currently in dispute. In one instance, the dispute relates to whether the contracted for services were ever provided. In other instances the disputes relate to the timing of the provision of such services. To date, none of these disputes have resulted in litigation. Our auditors have recorded a $500,000 accrual for such services. See "Item 7. Financial Statements".

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

      Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "PUNK." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

            Quarter Ended                  High Bid                Low Bid
            -------------                  --------                -------

            March 31, 1999                 $ 13.75                 $ 6.375
            June 30, 1999                  $  8.875                $ 6.50
            September 30, 1999             $  8.625                $ 3.25
            December 31, 1999              $ 10.625                $ 3.50
            March 31, 2000                 $  7.125                $ 3.50
            June 30, 2000                  $  5.25                 $ 0.8125
            September 30, 2000             $  1.625                $ 0.625
            December 31, 2000              $  1.125                $ 0.3125

Holders.

      As of April 5, 2001, there were approximately 572 record holders of our common stock.

Dividends.

      We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities.

      All sales of our unregistered equity securities during the year ended December 31, 2000 have been previously disclosed in our reports on Form 10Q-SB for the fiscal quarters ended June 30, 2000 and September 30, 2000. On March 9, 2001, subsequent to the period covered by this Report, our board of directors granted 400,000 stock options to Richard Goldring and 300,000 stock options to John Neilson. Each option is exercisable to purchase one share of our common stock at an exercise price of $.25 per share at any time through and including March 8, 2006.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      During the fiscal years ended December 31, 2000 and December 31, 1999, we had revenues of $573,615 and $586,602, respectively. Our cost of goods sold was $1,383,800 for fiscal 2000 and $278,174 for fiscal 1999. We incurred general and administrative expenses of $1,231,340 in fiscal 2000 and $1,890,470 in fiscal 1999. Net losses in the years ended December 31, 2000 and December 31, 1999 were $2,039,208 and $1,580,206 or $.15 and $.19 per share respectively. We recognize revenues as the are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of goods sold. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel. The substantial increase in cost of goods sold from fiscal 1999 to fiscal 2000 was primarily attributable to the increase in our bandwidth providers from one to a high of seven. We presently have three bandwidth providers. The decrease in general and administrative expenses from fiscal 1999 to fiscal 2000 is primarily attributable to the decrease in employee levels which went from a high of twenty five to our current level of five employees.

Liquidity and Capital Resources.

      We have incurred losses since the inception of our Internet business. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on acquisitions and funding from lenders and investors to conduct operations. As at December 31, 2000 we had an accumulated deficit of $3,757,848 compared to an accumulated deficit of $1,718,640 at December 31, 1999. As at December 31, 2000, we had total current assets of $25,483 and total current liabilities of $840,327 or negative working capital of $814,844. At December 31, 1999, we had total current assets of $687,615 and total current liabilities of $255,932 or positive working capital of $431,683. During fiscal 2000, we issued 1,100,000 shares for cash and services valued at $500,000. During fiscal 1999, we issued 1,811,000 shares for cash and services valued at $1,297,500. We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing. We believe that existing cash, investments and loans available under our present credit facilities will be sufficient for at least the next 3 months. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments. See the Risk Factor "We May Need To Seek Financing Which May Not Be Available, And, If Available, Might Only Be Available On Unfavorable Terms." Our future liquidity may also be affected by ongoing disputes over certain of our Internet based services contracts. See"Item
7. Financial Statements" and the Risk Factor "Disputes Over Our Internet Based Service Contracts May Result In Future Litigation."

                          ITEM 7. FINANCIAL STATEMENTS

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent Auditor's Report - Radin, Glass & Co., LLP ....................   18

Independent Auditor's Report - Mantyla McReynolds .........................   19

Consolidated Balance Sheet as of December 31, 2000 ........................   20

Consolidated Statement of Operations for the years ended
  December 31, 2000 and December 31, 1999 .................................   21

Consolidated Statement of Deficiency in Assets for the years
  ended December 31, 2000 and December 31, 1999 ...........................   22

Consolidated Statement of Cash Flows for the years ended
  December 31, 2000 and December 31, 1999 .................................   23

Notes to Consolidated Financial Statements ................................   24

                          INDEPENDENT AUDITOR'S REPORT

                                                                   March 8, 2001

To The Board of Directors and Shareholders
The Internet Advisory Corporation

      We have audited the accompanying consolidated balance sheet of The Internet Advisory Corporation as of December 31, 2000, and the related consolidated statement of operations, stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Internet Advisory Corporation as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses form operations and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company, under prior management, signed several agreements for certain internet based services, which the Company is now disputing whether such services were ever rendered or in some cases performed on a timely basis. The Company has recorded a $500,000 accrual for such services (See Note 5). The
Company believes that such accrual estimated is adequate to fund expected negative resolutions of the disputed services.

                                                    /s/ Radin Glass & Co., LLP
                                                    ----------------------------
                                                    Radin Glass & Co., LLP
                                                    Certified Public Accountants
                                                    New York, New York

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Internet Advisory Corporation

      We have audited the accompanying consolidated balance sheets of The Internet Advisory Corporation, (a Utah corporation) and its wholly-owned subsidiary, Sunrise Web Development, Inc., (a Florida corporation) as of December 31, 1999, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Internet Advisory Corporation as of December 31, 1999, and the results of operations and cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

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

                                             /s/Mantyla McReynolds
                                             ---------------------
                                             Mantyla McReynolds

Salt Lake City, Utah
February 15, 2000

                        THE INTERNET ADVISORY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $    21,031
  Accounts receivable                                                   4,452
                                                                  -----------
    Total Current Assets                                               25,483
                                                                  -----------
PROPERTY AND EQUIPMENT, Net                                           480,094
                                                                  -----------
OTHER ASSETS:
  Security deposit                                                     14,361
                                                                  -----------
    Total Other Assets                                                 14,361
                                                                  -----------
    TOTAL ASSETS                                                  $   519,938
                                                                  ===========

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable                                                $   231,534
  Accrued expenses                                                    559,941
  Deferred revenue                                                     18,352
  Loan payable - officer                                               30,500
                                                                  -----------
    Total Current Liabilities                                         840,327
                                                                  -----------
    TOTAL LIABILITIES                                                 840,327
                                                                  -----------
DEFICIENCY IN ASSETS
  Common stock, $.001 par value; 50,000,000 shares authorized,
    issued and outstanding 14,445,018                                  14,445
  Additional paid-in capital                                        3,423,014
  Accumulated deficit                                              (3,757,848)
                                                                  -----------
    Total Deficiency in assets                                       (320,389)
                                                                  -----------
    TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                    $   519,938
                                                                  ===========

                See notes to consolidated financial statements.

                        THE INTERNET ADVISORY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                     Years Ended December 31,
                                                 ----------------------------
                                                      2000            1999
                                                 ------------    ------------
NET SALES                                        $    573,615    $    586,602

COST OF GOODS SOLD                                  1,383,800         278,174
                                                 ------------    ------------

GROSS PROFIT                                         (810,185)        308,428

GENERAL AND ADMINISTRATIVE EXPENSES
                                                    1,231,340       1,890,470
                                                 ------------    ------------

NET LOSS FROM OPERATIONS                           (2,041,525)     (1,582,042)

OTHER INCOME (EXPENSES):
  Interest income                                       3,223           2,606
  Other income                                          4,216              --
  Interest expense                                     (5,122)           (770)
                                                 ------------    ------------

TOTAL OTHER INCOME, net                                 2,317           1,836
                                                 ------------    ------------

NET LOSS BEFORE INCOME TAXES                       (2,039,208)     (1,580,206)

PROVISION FOR INCOME TAXES                                 --              --
                                                 ------------    ------------

NET LOSS                                         $ (2,039,208)   $ (1,580,206)
                                                 ============    ============

NET LOSS PER SHARE                               $      (0.15)   $      (0.19)
                                                 ============    ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING      13,905,555       8,422,431
                                                 ============    ============

                See notes to consolidated financial statements.

                        THE INTERNET ADVISORY CORPORATION

                 CONSOLIDATED STATEMENT OF DEFICIENCY IN ASSETS

                                                                 Common Stock           Additional
                                                        -----------------------------    Paid-in      Accumulated
                                                            Shares          Amount       Capital        Deficit         Total
                                                        ------------    -------------  -----------    -----------    ------------

Balance, December 31, 1998                                 7,533,017       $ 7,533      $  420,426    $  (138,434)   $   289,525
                                                          ----------       -------      ----------    -----------    -----------

Proceeds from the sale of stock                            1,731,000         1,731       1,295,769                     1,297,500

Issued stock for services related to the equity rise          80,000            80             (80)                           --

Issued stock for the acquisition of Sunrise Web            4,000,000         4,000         996,000                     1,000,000
  Development, Inc.

Net loss                                                                                               (1,580,206)    (1,580,206)
                                                          ----------       -------      ----------    -----------    -----------

Balance, December 31, 1999                                13,344,017        13,344       2,712,115     (1,718,640)     1,006,819
                                                          ----------       -------      ----------    -----------    -----------

Proceeds from the sale of stock                              700,000           701         299,299                       300,000

Issued stock and options for services                        400,000           400         411,600                       412,000

Net loss                                                                                               (2,039,208)    (2,039,208)
                                                          ----------       -------      ----------    -----------    -----------

Balance, December 31, 2000                                14,444,017       $14,445      $3,423,014    $(3,757,848)   $  (320,389)
                                                          ==========       =======      ==========    ===========    ===========

                See notes to consolidated financial statements.

                        THE INTERNET ADVISORY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       Years Ended December 31,
                                                                   --------------------------------
                                                                       2000                 1999
                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(2,039,208)         $(1,580,206)
Adjustments  to reconcile  net loss to net cash  provided by
  (used in) operating activities:
    Depreciation expense                                               134,985               94,079
    Bad debt expense                                                        --                7,824
    Issued equity rights for services                                  412,000              100,000
    Write-off of other asset                                             2,600                   --
    Accounts receivable                                                  6,977              (11,429)
    Prepaid expenses                                                     4,099               (4,099)
    Security deposits                                                       --               (7,824)
    Accounts payable                                                    20,409              197,500
    Accrued expenses                                                   530,698                   --
    Deferred revenue                                                     2,788              (82,266)
                                                                   -----------          -----------
  CASH FLOW PROVIDED BY (USED IN) BY OPERATING ACTIVITIES             (924,652)          (1,286,421)
                                                                   -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Lease deposit                                                             --               (7,359)
  Advance to affiliates                                                 50,000              (52,600)
  Purchases of property and equipment                                 (106,904)            (563,967)
                                                                   -----------          -----------
    CASH FLOW PROVIDED BY (USED IN) BY INVESTING ACTIVITIES            (56,904)            (623,926)
                                                                   -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan                                                    30,500                   --
  Receipt of Sunrise receivable                                        615,000
  Proceeds from sale of stock                                          300,000            1,582,500
                                                                   -----------          -----------
    CASH FLOW PROVIDED BY FINANCING ACTIVITIES                         945,500            1,582,500
                                                                   -----------          -----------
NET (DECREASE) IN CASH                                                 (36,056)            (327,847)

CASH AT BEGINNING OF YEAR                                               57,087              384,934
                                                                   -----------          -----------
CASH AT END OF YEAR                                                $    21,031          $    57,087
                                                                   ===========          ===========
SUPPLEMENTAL DISCLOSURE INFORMATION:
  Issued stock for assets                                          $        --          $   615,000
  Cash paid during the year for interest                                    --                  770
  Cash paid during the year for income taxes                                --                  289

                See notes to consolidated financial statements.

                        THE INTERNET ADVISORY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Note 1. Organization

      The Internet Advisory Corporation ("IAC" or "Company") is a Utah corporation, formed in August 1997 and is located in Ft. Lauderdale, Florida. The Company offers internet web site programming, web hosting, e-commerce, and internet access to small and medium size companies. On June 22, 1998, the Company was acquired by Olympus M.T.M. Corporation (a previously dormant Utah corporation) pursuant to an agreement and plan of merger. The transaction was accounted for as a "reverse" acquisition on a purchase basis, which is a recapitalization of the Company. Subsequent to the agreement and plan of merger, the name of Olympus M.T.M. Corporation was changed to the Internet Advisory Corporation.

      The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements of the Company include the accounts of IAC and its subsidiary. All significant inter-company transactions have been eliminated. The following information summarizes the more significant of such policies:

Note 2. Summary of Significant Accounting Principles

Going Concern

      These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses amounting to $3 million. The Company is in default of several of its trade payable obligations. See Notes 7 and 8. The Company intends to raise additional financing through debt or equity in the near future to enable the Company to continue operations for at least one year.

Leasehold Improvements and Equipment

      Leasehold improvements and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred. Depreciation is provided for over the estimated useful lives of the individual assets using straight-line methods.

Fair Value of Financial Instruments

      The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Stock Based Compensation

      The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No. 123.

Income Taxes

      The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $3,000,000, which expire in the year 2020. The related deferred tax asset of approximately $1,200,000 has been offset by a valuation allowance.

Loss Per Share

      The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents (common stock warrants) were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive.

Accounting Estimates and Assumptions

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

      Revenue is recognized when earned, as products are completed and delivered or services are provided to customers.

Note 3. Leasehold Improvements and Equipment

      At December 31, 2000, leasehold improvements and equipment consist of the following:

                                                                      2000
                                                                   ---------

                Equipment                                          $ 649,058

                Furniture & fixtures                                  20,549

                Leasehold improvements                                47,154
                                                                   ---------

                                                                     716,761

                Less:  accumulated depreciation                      236,667
                                                                   ---------
                                                                   $ 480,094
                                                                   =========

      Leasehold improvements are depreciated over 39 years. Furniture, fixtures and equipment are depreciated over 5 years. Depreciation expense for the year ended December 31, 2000 and 1999 was $134,985 and $94,079, respectively.

Note 4. Related-Party Transactions

      The Company has an agreement with an entity controlled by the Company's president. The subject entity provides advertising for the Company at a cost of $1,500 per month.

      In 1999, the Company has invested $50,000 for 20% of the total stock of Octapus, Inc., which is an entity controlled by a shareholder of the Company. IAC has not used the equity method to account for this investment because a small group of investors, other than the Company, exercises significant influence and represents majority ownership of Octapus. Further, the Company received the $50,000 for a return of the stock in Octapus.

      As part of the acquisition of Sunrise Web Development, Inc., ("Sunrise") discussed in Note 5, the Company has recorded an amount due from a shareholder at December 31, 1999 of $615,000. This is the remaining balance of the original funding of Sunrise and was collected by the Company in four installments during January and February of 2000.

Note 5. Accrued Liabilities

      Included in accrued liabilities is an estimate of $500,000 recorded for potential liabilities from certain internet based service contracts, the prior management of the Company has entered into, which current management alleges that some of such services were never performed or were not performed timely. Management has sent a notice of termination on some multi-month contracts for which such services are in dispute. There can be no assurance that the payables due under such contracts will be negotiated in a manner satisfactory to the Company, therefore may have to be litigated. Although the Company has recorded an accrual for past services estimated as rendered and believes such accrual is adequate. These contracts have terms expiring at various times through mid 2004 and have monthly payments due ranging from $1,500 to $26,000.

Note 6. Loan Payable

      Such loan payable is an amount due to an officer of the Company. The loan bears interest at 10% and is due on December 31, 2001. The loan is not collateralized.

Note 7. Equity Transactions

a. Olympus M.T.M. Corporation ("Olympus") was incorporated in the state of Utah on September 21, 1981. Olympus was formed for the primary purpose of acquiring and investing in energy resources. Olympus was not successful in its endeavors and ceased operations on April 1990. On June 22, 1998, IAC entered into an agreement and plan of merger with Olympus, wherein IAC exchanged all of its assets and liabilities as of May 31, 1998 for 6,000,000 shares of Olympus. Immediately subsequent to the exchange, the IAC's shareholders held approximately 83% of the outstanding shares of Olympus. The Company continues its operations in the Olympus structure but has changed the name of Olympus M.T.M. Corporation to the Internet Advisory Corporation.

b. During 1999, the Company sold 1,731,000 shares of common stock at prices ranging from $.25 to $3.50 per share in private transactions and pursuant to a private placement memorandum. The Company issued 80,000 shares of common stock at $1.25 per share for raising equity funds pursuant to the private placement memorandum. The value of such common stock issued was recorded as a cost of raising such capital.

c. In December 1999, the Company issued 4,000,000 shares for $385,000 and a receivable of $615,000 from Sunrise Web Development, Inc., which was fully paid by March 2000.

d.    During 2000, the Company issued 400,000 shares for advertising services.

e. In August 2000, the Company issued 700,000 shares pursuant to a private placement for prices ranging from$.40 to $.50 per share.

Note 8. Stock Option

      The Company accounts for its stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", for disclosure purposes; accordingly, in addition compensation expense is recognized in the results of operations for options granted at below fair market value as required by APB Opinion No. 25.

      Stock option activity for the year ended December 31, 2000 is summarized as follows:

                                                                   Weighted
                                                                   Average
                                                   Shares       Exercise Price
                                                 ---------      --------------
           Outstanding at December 31, 1999             --         $    --
              Granted                            1,270,000             .50
              Exercised                                 --              --
              Expired or cancelled                      --              --
                                                 ---------         -------
           Outstanding at December 31, 2000      1,270,000         $   .50
                                                 =========         =======


      Information, at date of issuance, regarding stock option grants for the year ended December 31, 2000:

                                                            Weighted    Weighted
                                                             Average    Average
                                                            Exercise     Fair
                                                 Shares       Price      Value
                                               --------     --------   ---------
Year ended December 31, 2000:
   Exercise price exceeds market price                --     $ --        $ --
   Exercise price equals market price          1,270,000       .5         .53
   Exercise price is less that market price           --       --          --

      For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 2000: annual dividends of $0.00, expected volatility of 100% at December 31, 2000, risk-free interest rate of 5.77% and expected life of five years for all grants.

      If the Company recognized compensation cost for the vested portion of the employee stock options in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share would have been approximately, $2,709,607 and $(.19) for the year ended December 31, 2000.

      The employee stock options are exercisable for five years from the grant date and vest on the day of issuance. As of December 31, 2000, 1,270,000 of these stock options were vested.

Note 9.     Operating Leases

      In January, 1998 the Company entered into an operating lease with an unrelated party for its facilities. The lease is for a period of five years.

      On February 10, 1999 the Company signed an addendum to the original lease agreement for additional space in the same building as the corporate offices. The terms of this addendum increase the total rentable square feet to 4,674.

The future minimum lease commitments are as follows:

               2001                  $85,313
               2002                   88,726
               2003                   14,883

      Rent expense for the year ended December 31, 2000 and 1999 was $68,443 and $65,317, respectively.

      The Company has two operating leases for office equipment that were acquired in 1999.

The future minimum lease commitments are as follows:

               2001                  $ 4,617
               2002                    3,848
               2003                   13,082

Note 10. Contracts/Commitments

      The Company has entered into various contracts for internet/telephone connection services. The services will be performed for the period of 12 to 60 months, depending on the provider. The rates and charges are set forth in the respective agreements and are payable on a monthly basis. The payments are based on recurring and nonrecurring events. Some contracts are under dispute as discussed earlier in Note 5, while four of such contracts are currently in use with monthly payments ranging from $2,000 to $30,000.

Note 11. Subsequent Events

      The Company was involved in a breach of contract lawsuit in which the courts ruled in favor of the plaintiff on March 6, 2001. The approximate loss is $12,000 although a judgement has not yet been entered. The Company is considering an appeal.

                    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Mantyla McReynolds were our independent certifying accountants for the fiscal years ended December 31, 1998 and 1999. On December 22, 2000, we terminated that firm's appointment and subsequently engaged Radin Glass & Co., LLP, 360 Lexington Avenue, New York, NY 10017, as our certifying accountants for the fiscal year ended December 31, 2000. The termination of Mantyla McReynolds and appointment of Radin Glass & Co., LLP was ratified and approved by our board of directors. During the last two fiscal years and all interim subsequent periods, we did not consult with Radin Glass & Co., LLP, with respect to any matters whatsoever.

      The reports of Mantyla McReynolds on our financial statements for the past two fiscal years for which Mantyla McReynolds provided such reports, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle except that the report for the fiscal year ended December 31, 1999 was modified with respect to our ability to continue as a going concern.

      In connection with the audits for the fiscal years ended December 31, 1998 and December 31, 1999 and during the subsequent interim period preceding their dismissal, there were no disagreements between us and Mantyla McReynolds on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Mantyla McReynolds to make reference to the subject matter of the disagreement in connection with their reports.

      In connection with the audits for the fiscal years ended December 31, 1998 and December 31, 1999 and during the subsequent interim period preceding their dismissal, Mantyla McReynolds did not advise us that:

      o internal controls necessary for us to develop reliable financial statements did not exist;

      o information had come to their attention that led them to no longer be able to rely on management's representations or made them unwilling to be associated with the financial statements prepared by management;

      o there was a need to expand significantly the scope of their audit, or that information had come tot their attention during such time periods that if further investigated might: (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause it to be unwilling to rely on management's representations or be associated with our financial statements; or

      o information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

                                    PART III

      ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

      The following table sets forth certain information, as of April 2, 2001, with respect to our directors and executive officers.

      Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

                                                                                        Date of Election
                                                                                         or Appointment
Name                      Positions Held                                       Age        as Director
----                      --------------                                       ---        -----------
Richard K. Goldring       President, Chief Executive Officer, Director          32      December 2000
Jeffrey Olweean           Chairman                                              38      June 1998
Joseph A. Erickson        Treasurer, Chief Financial Officer, Director          45      December 2000
John Neilson              Secretary, Director                                   42      December 2000

      The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

      Richard K. Goldring has a degree in accounting and has held a variety of senior management positions in companies in New York.

      Jeffrey Olweean has been involved in the securities and computer industries for the past 13 years. His business experience includes raising financing for various companies, both public and private, overseeing the implementation of business plans for public companies and securities trading. Mr. Olweean is a 1986 graduate of Michigan State University.

      Joseph A. Erickson has a degree in accounting with CPA requirements with a masters degree in taxation and has practiced as an accountant for over 20 years.

      John Neilson has a degree in business management and has held senior management positions in companies in both the United Kingdom and the United States.

Compliance with Section 16(a) of the Exchange Act

      To the best of our knowledge, during the fiscal year ended December 31, 2000, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were not satisfied. Notwithstanding the foregoing, Form 5's were filed on a late basis, during April 2001, for each of Richard

Goldring, Interactive Business Concepts, Inc., John Neilson and Joseph Erickson. None of the foregoing persons acquired or sold any shares of our common stock during the fiscal year ended December 31, 2000.

      No filings were made by Jeffrey Olweean, Nicole Leigh Van Coller, or Donald Snyder, Jr. We expect each of these persons to file Form 5's on a late basis in the near future although no assurance can be given that this will prove to be the case.

                         ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2000 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2000 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2000 that received annual compensation during the fiscal year ended December 31, 2000 in excess of $100,000.

                           Summary Compensation Table

                                      Annual Compensation                               Long-Term Compensation
                      -----------------------------------------------    --------------------------------------------------
                      Fiscal Year
Name and                 Ended                              Other        Options/    Restricted      LTIP       All Other
Principal Position    December 31,    Salary     Bonus   Compensation      SARs      Stock Awards   Payouts    Compensation
------------------    ------------    ------     -----   ------------      ----      ------------   -------    ------------
Jeffrey Olweean,         2000        $65,000      0           0         600,000 (1)      0            0             0
Chief Executive          1999        $71,000      0           0               0          0            0             0
Officer,                 1998        $13,128      0           0               0          0            0             0
President

Richard K. Goldring,     2000        $24,250      0           0               0          0            0             0
Chief Executive          1999              0      0           0               0          0            0             0
Officer, President       1998              0      0           0               0          0            0             0

Nicole Leigh             2000        $65,000      0           0         600,000 (1)      0            0             0
Van Coller,              1999        $75,975      0           0               0          0            0             0
Vice President           1998        $14,391      0           0               0          0            0             0

-----------------------
(1) Represents (i) 300,000 options, each to purchase one share of our common stock at a price of $.50 per share at any time during the period ending at 5:00 p.m., Eastern Daylight Time on June 30, 2005, and (ii) 300,000 options, each to purchase one share of our common stock at a price of $.50 per share at any time during the period ending at 5:00 p.m., Eastern Standard Time on November 1, 2005.

                      Option/SAR Grants In Last Fiscal Year
                               (Individual Grants)

                                             Percent of
                              Number of        Total                                  Market Price
                              Securities    Options/SARs                               of Common
                              Underlying     Granted to    Exercise or               Stock on Date
                             Options/SARs   Employees in   Base Price    Date of       of Grant
      Name                   Granted (#)    Fiscal Year    (per share)    Grant       (per share)   Expiration Date
-----------------------    ---------------  -----------    -----------   -------      -----------   ---------------
Jeffrey Olweean            300,000 Options     23.6%          $.50       7/13/00      $.88 (1)      June 30, 2005
                           300,000 Options     23.6%          $.50       11/1/00      $.6715 (1)    November 1, 2005

Richard K. Goldring              0 Options      N/A           N/A          N/A          N/A             N/A

Nicole Leigh Van Coller    300,000 Options     23.6%          $.50       7/13/00      $.88 (1)      June 30, 2005
                           300,000 Options     23.6%          $.50       11/1/00      $.6715 (1)    November 1, 2005

----------------
(1) Based upon the average of the high and low prices for our stock on the date of grant.

Stock Option Plans

      The named executives did not participate in any Company stock option plans during the fiscal year ended December 31, 2000.

Stock Appreciation Rights

      The named executives did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2000.

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

      During the fiscal year ended December 31, 2000 there were no exercises of stock options by the named executives. As at December 31, 2000 none of the stock options owned by the named executives were in the money. None of the named executives have ever received stock appreciation rights.

Long Term Incentive Plan Awards

      We made no long-term incentive plan awards to any of the named executive officers during the fiscal year ended December 31, 2000.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

      We have no employment agreements, compensation plans or arrangements with respect to any of the named executive officers which would in any way result in payments being made to such executive officers because of their resignation, retirement or other termination of employment with us or our subsidiaries, or because of any change in control or a change in such executive officer's responsibilities following a change in control.

Compensation of Directors

      Our directors receive no compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2000 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Report on Repricing of Options/SARs

         During the fiscal year ended December 31, 2000 we did not adjust or amend the exercise price of stock options or SARs previously awarded to any of the named executives

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 2, 2001, by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

         Name and Address               Shares of Common Stock      Percentage
       of Beneficial Owner                Beneficially Owned       Ownership (6)
       -------------------                ------------------       -------------
Interactive Business Concepts, Inc.            2,900,000              17.67%
777 Bayshore Drive, #444
Ft. Lauderdale, FL 33304

Richard K. Goldring                            4,900,000(1)           29.85%
5 Fox Chase Drive
Watchung, NJ 07060

Jeffrey Olweean                                1,782,900(2)           10.86%
3850 Galt Ocean Drive #706
Ft. Lauderdale, FL 33308

John Neilson                                     300,000(3)            1.83%
c/o The Internet Advisory Corp.
255 E. Sunrise Blvd., Suite 401
Fort Lauderdale, FL 33304

Joseph A. Erickson                                     0               0%
14 Wendy Road
Syosset, New York 11791

Nicole Leigh Van Coller                        1,922,900(4)           11.71%
215 NE 23rd Street 0663-003W309
Wilton Manors, FL 33305

All directors and executive officers           6,982,900(5)           42.54%
as a group (4 persons)
-------------------
(1) Includes (i) 2,900,000 shares owned by Interactive Business Concepts, Inc., a corporation in which Mr. Goldring is a principal shareholder; (ii) 100,000 shares owned by Irina Goldring, the wife of Richard Goldring; and
      (iii) 400,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $.25 per share. See Item 12. Certain Relationships and Related Transactions.

(2)   Includes   600,000   shares   issuable  upon  the  exercise  of  presently
      exercisable stock options at an exercise price of $.50 per share. See Item
      12. Certain Relationships and Related Transactions.

(3)   Includes   300,000   shares   issuable  upon  the  exercise  of  presently
      exercisable stock options at an exercise price of $.25 per share. See item
      12. Certain Relationships and Related Transactions.

(4)   Includes   600,000   shares   issuable  upon  the  exercise  of  presently
      exercisable stock options at an exercise price of $.50 per share. See Item
      12. Certain Relationships and Related Transactions.

(5) Includes (i) 2,900,000 shares owned by Interactive Business Concepts, Inc., a corporation in which Richard Goldring is a principal shareholder;
      (ii) 100,000 shares owned by Irina Goldring, the wife of Richard Goldring;
      (iii) 400,000 shares issuable upon the exercise of presently exercisable stock options owned by Richard Goldring; (iv) 600,000 shares issuable upon the exercise of presently exercisable stock options owned by Jeffrey Olweean; and (v) 300,000 shares issuable upon the exercise of presently exercisable stock options owned by John Neilson.

(6) Based upon 16,415,018 shares issued and outstanding, including 1,970,000 shares issuable upon the exercise of outstanding stock options that are exercisable within the next 60 days.

Changes in Control

      There are no present arrangements that may result in a change in control of the Company.

                       ITEM 12. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

      On July 13, 2000 our board of directors granted and issued 300,000 stock options to Jeffrey Olweean; 300,000 stock options to Nicole Leigh Van Coller; and 50,000 stock options to Donald E. Snyder. At the time of grant, each of the foregoing persons was serving as an officer and director of our Company. Each of these options is exercisable for one share of our common stock at an exercise price of $.50 per share at any time through and including June 30, 2005.

      On November 1, 2000 our board of directors granted and issued 300,000 stock options to Jeffrey Olweean and 300,000 stock options to Nicole Leigh Van Coller. At the time of grant each of the foregoing persons was serving as an officer and director of our Company. Each of these options is exercisable for one share of our common stock at an exercise price of $.50 per share at any time through and including November 1, 2005.

      On March 9, 2001 our board of directors granted and issued 400,000 stock options to Richard Goldring and 300,000 stock options to John Neilson. At the time of grant, both Mr. Goldring and Mr. Neilson were serving as officers and directors of our Company. Each option is exercisable for one share of our common stock at an exercise price of $.25 per share at any time through and including March 8, 2006.

      On December 30, 1999 we entered into a Reorganization Agreement with Richard K. Goldring whereby we issued 4,000,000 shares of our common stock to Mr. Goldring and his designees in exchange for all of the issued and outstanding voting shares of Sunrise Web Development, Inc., a Florida corporation. At the date of the Reorganization Agreement, Mr. Goldring was a principal shareholder of ours. The assets of Sunrise Web Development Inc. on December 30, 1999 included a $615,000 receivable from Richard Goldring. Mr. Goldring made full payment on this obligation during January and February 2000.

      During the fiscal year ended December 31, 2000 Richard Goldring periodically made loans to us. As at December 21, 2000 we owed Mr. Goldring an aggregate of $30,500. On such date, we issued a promissory note to Mr. Goldring in the principal amount of $30,500 paying interest at the rate of 10% per year. The note is due and payable on or before December 31, 2001.

      During the two fiscal years ended December 31, 2000 we advertised at a cost of $1,500 per month on a radio station owned by The Human Cash Register, Inc., a corporation controlled by Jeffrey Olweean.

      In 1999, we invested $50,000 in exchange for 20% of the total stock of Octapus, Inc., a corporation controlled by Barbara Fytton, who at the time of the exchange was an officer and director of ours. In July 2000, the $50,000 was returned to us together with interest thereon at the rate of 10% per year in exchange for a return of the shares.

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Reports on Form 8-K

      No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.

Exhibits

      The following Exhibits are being filed with this Annual Report on Form 10-KSB:

     Exhibit Number                             Item
     --------------                             ----

          10.1 Option Agreement dated July 13, 2000 between The Internet Advisory Corporation and Jeffrey Olweean

          10.2 Option Agreement dated July 13, 2000 between The Internet Advisory Corporation and Nicole Leigh Van Coller

          10.3 Option Agreement dated July 13, 2000 between The Internet Advisory Corporation and Donald Snyder

          10.4 Option Agreement dated November 1, 2000 between The Internet Advisory Corporation and Jeffrey Olweean

          10.5 Option Agreement dated November 1, 2000 between The Internet Advisory Corporation and Nicole Leigh Van Coller

          10.6 Option Agreement dated March 9, 2001 between The Internet Advisory Corporation and Richard Goldring

          10.7 Option Agreement dated March 9, 2001 between The Internet Advisory Corporation and John Nielson

          10.8 Promissory Note dated December 21, 2000 between The Internet Advisory Corporation and Richard Goldring

          21 Subsidiaries - We presently have one subsidiary, Sunrise Web Development, Inc., a Florida corporation

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2001                         THE INTERNET ADVISORY CORPORATION

                                              By: /s/  Richard K. Goldring
                                                  ------------------------------
                                                  Richard K. Goldring
                                                  President and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                    DATE
---------------------------------  --------------------------     --------------

      /s/ Richard K. Goldring      President, Chief Executive     April 12, 2001
---------------------------------  Officer
          Richard K. Goldring

      /s/ Joseph A. Erickson       Treasurer, Chief Financial     April 12, 2001
---------------------------------  Officer
          Joseph A. Erickson

Board of Directors

      /s/ Richard K. Goldring      Director                       April 12, 2001
---------------------------------
          Richard K. Goldring

      /s/ Jeffrey Olweean          Director                       April 12, 2001
---------------------------------
          Jeffrey Olweean

      /s/ Joseph A. Erickson       Director                       April 12, 2001
---------------------------------
          Joseph A. Erickson

      /s/ John Neilson             Director                       April 12, 2001
---------------------------------
          John Neilson

                        THE INTERNET ADVISORY CORPORATION

                                  EXHIBIT INDEX
Exhibit
 Number      Item                                                           Page
 ------      ----                                                           ----

 10.1        Option Agreement dated July 13, 2000 between
             The Internet Advisory Corporation and Jeffrey Olweean           39

 10.2        Option Agreement dated July 13, 2000 between
             The Internet Advisory Corporation and Nicole Leigh Van Coller   41

 10.3        Option Agreement dated July 13, 2000 between
             The Internet Advisory Corporation and Donald Snyder             43

 10.4        Option Agreement dated November 1, 2000 between
             The Internet Advisory Corporation and Jeffrey Olweean           45

 10.5        Option Agreement dated November 1, 2000 between
              The Internet Advisory Corporation and Nicole Leigh Van Coller  47

 10.6        Option Agreement dated March 9, 2001 between
             The Internet Advisory Corporation and Richard Goldring          49

 10.7        Option Agreement dated March 9, 2001 between
             The Internet Advisory Corporation and John Nielson              51

 10.8        Promissory Note dated December 21, 2000 between
             The Internet Advisory Corporation and Richard Goldring          53

 21 Subsidiaries - We presently have one subsidiary, Sunrise Web Development, Inc., a Florida corporation