Form 10QSB
period 2001-03-31
INTERNET ADVISORY CORP
filed 2001-05-17
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: March 31, 2001
                                            --------------

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _______________ to _______________

            Commission file number 0-16665
                                   -------

                        The Internet Advisory Corporation
                      --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

              Utah                                               87-042 6358
--------------------------------                             ------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

                     150 E. 58th Street, New York, NY 10022
                     --------------------------------------
                    (Address of principal executive offices)

                                 (212) 421-8480
                            -------------------------
                           (Issuer's telephone number)

     2455 East Sunrise Boulevard, Suite 401, Fort Lauderdale, Florida 33304
     ----------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 14,445,018 as of May 15, 2001
                                                -----------------------------

      Transitional Small Business Disclosure Format (check one). Yes ___; No X

                        The Internet Advisory Corporation
                                 March 31, 2001
                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements..............................3

                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements..................................................4
Item  2. Management and Discussion and Analysis of
           Financial Condition and Results of Operations......................10

                           PART II - OTHER INFORMATION

Item  1. Legal Proceedings....................................................12
Item  2. Changes In Securities................................................12
Item  5. Other Information....................................................12
Item  6. Exhibits and Reports on Form 8-K.....................................12

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                Page
                                                                            ----

  Consolidated Balance Sheets as of March 31, 2001 and
    December 31, 2000..........................................................5
  Consolidated Statements of Operations
    for the three months ended March 31, 2001 and
    March 31, 2000.............................................................6
  Consolidated Statement of Deficiency In Assets...............................7
  Consolidated Statements of Cash Flows
    for the three months ended March 31, 2001 and
    March 31, 2000 ............................................................8
  Notes to Consolidated Financial Statements...................................9

                        THE INTERNET ADVISORY CORPORATION

                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                 March 31,      December 31,
                                                                                   2001             2000
                                                                                -----------     ------------
                                                                                (Unaudited)       (Audited)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $        95     $    21,031
    Accounts receivable                                                               2,715           4,452
                                                                                -----------     -----------
       Total Current Assets                                                           2,810          25,483
                                                                                -----------     -----------
PROPERTY AND EQUIPMENT, Net                                                         444,256         480,094
                                                                                -----------     -----------
OTHER ASSETS:
    Security deposit                                                                 14,361          14,361
                                                                                -----------     -----------
       Total Other Assets                                                            14,361          14,361
                                                                                -----------     -----------
       TOTAL ASSETS                                                             $   461,427     $   519,938
                                                                                ===========     ===========

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
    Accounts payable                                                            $   262,148     $   231,534
    Accrued expenses                                                                575,804         559,941
    Deferred revenue                                                                  8,997          18,352
    Loan payable - officer                                                           58,625          30,500
                                                                                -----------     -----------
       Total Current Liabilities                                                    905,574         840,327
                                                                                -----------     -----------
       TOTAL LIABILITIES                                                        $   905,574     $   840,327
                                                                                -----------     -----------

DEFICIENCY IN ASSETS
    Common stock, $.001 par value; 50,000,000 shares authorized,
       14,445,018 issued and outstanding                                             14,445          14,445
    Additional paid-in capital                                                    3,423,014       3,423,014
    Accumulated deficit                                                          (3,881,606)     (3,757,848)
                                                                                -----------     -----------
       Total Deficiency in assets                                                  (444,147)       (320,389)
                                                                                -----------     -----------
       TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                               $   461,427     $   519,938
                                                                                ===========     ===========

                 See notes to consolidated financial statements.

                        THE INTERNET ADVISORY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                Three Months       Three Months
                                                   Ended               Ended
                                               March 31, 2001     March 31, 2000
                                               --------------     --------------
                                                 (Unaudited)       (Unaudited)

NET SALES                                       $    119,230      $    190,188

COST OF GOODS SOLD                                    55,392                --
                                                ------------      ------------

GROSS PROFIT                                          63,838           190,188

GENERAL AND ADMINISTRATIVE EXPENSES                  187,445           628,223
                                                ------------      ------------

NET LOSS FROM OPERATIONS                            (123,607)         (438,035)

INTEREST EXPENSE                                        (151)               --
                                                ------------      ------------

NET LOSS BEFORE INCOME TAXES                        (123,758)         (438,035)

PROVISION FOR INCOME TAXES                                --                --
                                                ------------      ------------
NET LOSS                                        $   (123,758)     $   (438,035)
                                                ============      ============

NET LOSS PER SHARE                              $      (0.01)     $      (0.03)
                                                ============      ============
WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING                                     14,445,018        13,344,017
                                                ============      ============

                 See notes to consolidated financial statements

                        THE INTERNET ADVISORY CORPORATION

                 CONSOLIDATED STATEMENT OF DEFICIENCY IN ASSETS
--------------------------------------------------------------------------------

                                                             Common Stock              Additional
                                                      ---------------------------       Paid - in      Accumulated
                                                        Shares          Amount           Capital         Deficit           Total
                                                      ----------      -----------      -----------     -----------      -----------

Balance, December 31, 1999                            13,344,017      $    13,344      $ 2,712,115     $(1,718,640)     $ 1,006,819
                                                      ----------      -----------      -----------     -----------      -----------

Proceeds from the sale of stock                          700,000              701          299,299                          300,000

Issued stock for services                                400,000              400          411,600                          412,000

Net loss                                                                                                (2,039,208)      (2,039,208)
                                                      ----------      -----------      -----------     -----------      -----------

Balance, December 31, 2000                            14,444,017           14,445        3,423,014      (3,757,848)        (320,389)
                                                      ----------      -----------      -----------     -----------      -----------

Net loss                                                                                                  (123,758)        (123,758)
                                                      ----------      -----------      -----------     -----------      -----------

Balance, March 31, 2000 (Unaudited)                   14,444,017      $    14,445      $ 3,423,014     $(3,881,606)     $  (444,147)
                                                      ==========      ===========      ===========     ===========      ===========

                 See notes to consolidated financial statements

                        THE INTERNET ADVISORY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months      Three Months
                                                                                      Ended            Ended
                                                                                 March 31, 2001    March 31, 2000
                                                                                 --------------    --------------
                                                                                   (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $(123,758)        $(438,035)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
        Depreciation expense                                                           35,838            30,221
        Accounts receivable                                                             1,737                --
        Prepaid expenses                                                                   --           (19,790)
        Accounts payable                                                               30,614          (131,874)
        Accrued expenses                                                               15,863                --
        Deferred revenue                                                               (9,355)               --
                                                                                    ---------         ---------

     CASH FLOW USED IN OPERATING ACTIVITIES                                           (49,061)         (559,478)
                                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                   --           (29,691)
                                                                                    ---------         ---------

     CASH FLOW USED IN INVESTING ACTIVITIES                                                --           (29,691)
                                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officer loan                                                        28,125           625,000
                                                                                    ---------         ---------

     CASH FLOW PROVIDED BY FINANCING ACTIVITIES                                        28,125           625,000
                                                                                    ---------         ---------

NET (DECREASE) INCREASE IN CASH                                                       (20,936)           35,831

CASH AT BEGINNING OF YEAR                                                              21,031            57,087
                                                                                    ---------         ---------

CASH AT END OF YEAR                                                                 $      95         $  92,918
                                                                                    =========         =========

SUPPLEMENTAL DISCLOSURE INFORMATION:
     Issued stock for assets                                                        $      --         $      --
     Cash paid during the year for interest                                                --                --
     Cash paid during the year for income taxes                                            --                --

                 See notes to consolidated financial statements.

                          INTERNET ADVISORY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying unaudited consolidated financial statements of The Internet Advisory Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10- KSB for the year ended December 31, 2000. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

Note 2. Equity Transactions.

      The Company did not issue any new shares of common stock for the three months ended March 31, 2001

Note 3. Going Concern

      These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses amounting to $3.9 million. The Company is in default on several of its trade payable obligations. The Company must generate cash from operations or raise additional financing through debt or equity sales in the near future to enable the Company to continue operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      During the three month periods ended March 31, 2001 and March 31, 2000, we had revenues of $190,188 and $119,230, respectively. Our cost of goods sold was $55,392 for the three month period ended March 31, 2001 and $0 for the three month period ended March 31, 2000. We incurred general and administrative expenses of $187,445 for the three month period ended March 31, 2001 and $628,223 for the three month period ended March 31, 2000. Net losses in the three month periods ended March 31, 2001 and March 31, 2000 were $123,758 and $438,035 or $.01 and $.03 per share, respectively. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of goods sold. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel. The decrease in general and administrative expenses during the three month period ended March 31, 2001 as compared to the three month period ended March 31, 2000 is primarily attributable to the decrease in employee levels which went from a high of twenty five to our current level of five employees.

Liquidity and Capital Resources.

      Our auditor's report that accompanied our audited financial statements for the year ended December 31, 2000 indicated that there is substantial doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. During the quarter ended March 31, 2001, we were unable to generate positive cash flow or obtain additional financing. Further, we are currently in default on several of our trade payable obligations. If we fail to generate positive cash flow or obtain additional financing during the fiscal quarter ending June 30, 2001, we may have to curtail or cease operations. No assurance can be given that we will be able to achieve our cash flow or financing goals.

      We have incurred losses since the inception of our Internet business. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on acquisitions and funding from lenders and investors to conduct operations. As at March 31, 2001 we had an accumulated deficit of $3,881,606 compared to accumulated deficits of $3,757,848 and $2,156,675 at December 31, 2000 and March 31, 2000, respectively. As at March 31, 2001, we had total current assets of $2,810 and total current liabilities of $905,574 or negative working capital of $902,764. At December 31, 2000, we had total current assets of $25,483 and total current liabilities of $840,327 or negative working capital of $814,844. At March 31, 2000 we had total current assets of $180,836, and total current liabilities of $134,058 or positive working capital of $46,778. We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing. We believe that existing cash, investments and loans available under our present credit facilities will only be sufficient for the next 1 to 2 months. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments. Our future liquidity may also be affected by ongoing disputes over monies owed by us under certain of our Internet based services contracts. See Part II, Item 1. Legal Proceedings.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Except as otherwise disclosed herein, no material legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened. On March 21, 2001 a judgment in the amount of $12,359.60 was entered against us in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida in favor of Diamondpoint.Com, Inc., a Florida corporation, in connection with a claim of breach of contract. We have filed an appeal seeking to overturn this judgement.

      Our prior management signed several agreements for Internet based services which are currently in dispute. In one instance, the dispute relates to whether the contracted for services were ever provided to us. In other instances the disputes relate to the timing of the provision of such services to us. To date, none of these disputes have resulted in litigation. Our auditors have recorded a $500,000 accrued liability for such services.

Item 2. Changes in Securities

      On March 9, 2001 our board of directors granted and issued 400,000 stock options to Richard Goldring and 300,000 stock options to John Neilson. At the time of grant, both Mr. Goldring and Mr. Neilson were serving as officers and directors of our Company. Each option is exercisable for one share of our common stock at a exercise price of $.25 per share at any time through and including March 8, 2006.

Item 5. Other Information

      Since on or about December 15, 2000, we have been utilizing approximately 500 square feet of space at 150 E. 58th Street, New York, New York 10022, on a rent free basis, to store our corporate and financial records and conduct certain technical operations. The space is being provided to us by John Neilson, one of our officers and directors. Part of our business operations have been moved to New York due to certain unrelated business obligations of several of our officers and directors that require them to be in New York City on a regular basis

Item 6. Exhibits and Reports on Form 8-K

      On January 26, 2001 we filed a Current Report on Form 8-K respecting a change in our certified accountant which was reported in Item 4 thereof. Item 7 of the Current Report contained a letter from the dismissed accountant that expressed agreement with the statements by us in Item 4.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                               The Internet Advisory Corporation

Dated: May 17, 2001                        By: /s/ Richard Goldring
                                               ---------------------------------
                                                   Richard Goldring
                                                   President and Chief
                                                     Executive Officer

Dated: May 17, 2001                        By: /s/ Joseph A. Erickson
                                               ---------------------------------
                                                   Joseph A. Erickson
                                                   Treasurer and Chief Financial
                                                     Officer