Form 10QSB
period 2001-06-30
INTERNET ADVISORY CORP
filed 2001-08-17
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _______________ to _______________

      Commission file number 0-16665
                             -------

                        The Internet Advisory Corporation
                    ----------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Utah                                       87-042 6358
-----------------------------------                    -------------------
    (State or other jurisdiction                          (IRS Employer
  of incorporation or organization)                    Identification No.)

                     150 E. 58th Street, New York, NY 10022
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (212) 486-2444
                              --------------------
                           (Issuer's telephone number)

         -------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 14,445,018 as of August 14, 2001
                                                --------------------------------

      Transitional Small Business Disclosure Format (check one). Yes __; No X

                        The Internet Advisory Corporation
                                  June 30, 2001
                         Quarterly Report on Form 10-QSB

                                Table of Contents
                                                                           Page
                                                                           ----

Special Note Regarding Forward Looking Statements ...........................3

                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements ...............................................4
Item  2. Management and Discussion and Analysis
           of Financial Condition and Results of Operations ................11

                           PART II - OTHER INFORMATION

Item  1. Legal Proceedings .................................................12
Item  5. Other Information .................................................13
Item  6. Exhibits and Reports on Form 8-K ..................................13

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                            Page
                                                                        ----
   Consolidated Balance Sheets as of
     June 30, 2001 and December 31, 2000 ..................................5
   Consolidated Statements of Operations
     for the three and six-months ended
     June 30, 2001 and June 30, 2000 ....................................6-7
   Consolidated Statement of Deficiency In Assets .........................8
   Consolidated Statements of Cash Flows
     for the six months ended June 30, 2001
     and June 30, 2000 ....................................................9
   Notes to Consolidated Financial Statements ............................10

                        THE INTERNET ADVISORY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                        June 30,    December 31,
                                                          2001          2000
                                                      -----------   ------------
                                                      (Unaudited)    (Audited)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                        $    22,240    $    21,031
    Accounts receivable                                    4,525          4,452
                                                     -----------    -----------
       Total Current Assets                               26,765         25,483
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, Net                              408,418        480,094
                                                     -----------    -----------

OTHER ASSETS:
    Security deposit                                      14,361         14,361
                                                     -----------    -----------
       Total Other Assets                                 14,361         14,361
                                                     -----------    -----------
       TOTAL ASSETS                                  $   449,544    $   519,938
                                                     ===========    ===========

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
    Accounts payable                                 $        --    $   231,534
    Accrued expenses                                          --        559,941
    Prepetition debt                                     854,642             --
    Post petition accrued expenses                        12,600             --
    Deferred revenue                                       3,440         18,352
    Loan payable - officer                                    --         30,500
                                                     -----------    -----------
       Total Current Liabilities                         870,682        840,327
                                                     -----------    -----------

       TOTAL LIABILITIES                                 870,682        840,327
                                                     -----------    -----------

DEFICIENCY IN ASSETS
    Common stock, $.001 par value; 50,000,000
      shares authorized, 14,445,018 issued,
      and outstanding                                     14,445         14,445
    Additional paid-in capital                         3,423,014      3,423,014
    Accumulated deficit                               (3,858,597)    (3,757,848)
                                                     -----------    -----------
       Total Deficiency in assets                       (421,138)      (320,389)
                                                     -----------    -----------
       TOTAL LIABILITIES AND
         DEFICIENCY IN ASSETS                        $   449,544    $   519,938
                                                     ===========    ===========

                See notes to consolidated financial statements.

                       THE INTERNET ADVISORY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                -------------------------------
                                                June 30, 2001     June 30, 2000
                                                -------------     -------------
                                                 (Unaudited)       (Unaudited)

NET SALES                                        $     56,749      $    168,855

COST OF GOODS SOLD                                     33,369                --
                                                 ------------      ------------

GROSS PROFIT                                           23,380           168,855

GENERAL AND ADMINISTRATIVE EXPENSES                       265           491,132
                                                 ------------      ------------

NET LOSS FROM OPERATIONS                               23,115          (322,277)

OTHER INCOME (EXPENSE):
     Interest Expense                                    (106)               --
     Other Income                                          --               678
                                                 ------------      ------------

NET LOSS BEFORE INCOME TAXES                           23,009          (321,599)

PROVISION FOR INCOME TAXES                                 --                --
                                                 ------------      ------------

NET PROFIT (LOSS)                                $     23,009      $   (321,599)
                                                 ============      ============

NET PROFIT (LOSS) PER SHARE                      $       0.00      $      (0.02)
                                                 ============      ============

WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING                                      14,445,018        13,344,017
                                                 ============      ============

                See notes to consolidated financial statements.

                        THE INTERNET ADVISORY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Six Months Ended
                                                --------------------------------
                                                June 30, 2001      June 30, 2000
                                                -------------      -------------
                                                 (Unaudited)        (Unaudited)

NET SALES                                       $    175,979       $    357,700

COST OF GOODS SOLD                                    88,761                 --
                                                ------------       ------------

GROSS PROFIT                                          87,218            357,700

GENERAL AND ADMINISTRATIVE EXPENSES                  187,710          1,119,355
                                                ------------       ------------

NET LOSS FROM OPERATIONS                            (100,492)          (761,655)

OTHER INCOME (EXPENSE):
     Interest Expense                                   (257)
     Other Income                                         --              2,021
                                                ------------       ------------

NET LOSS BEFORE INCOME TAXES                        (100,749)          (759,634)

PROVISION FOR INCOME TAXES                                --                 --
                                                ------------       ------------

NET LOSS                                        $   (100,749)      $   (759,634)
                                                ============       ============

NET LOSS PER SHARE                              $      (0.01)      $      (0.06)
                                                ============       ============

WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING                                     14,445,018         13,344,017
                                                ============       ============

                See notes to consolidated financial statements.

                        THE INTERNET ADVISORY CORPORATION

                 CONSOLIDATED STATEMENT OF DEFICIENCY IN ASSETS
--------------------------------------------------------------------------------

                                             Common Stock           Additional
                                      -------------------------     Paid - in     Accumulated
                                        Shares          Amount       Capital        Deficit        Total
                                      ----------      ---------     ----------    -----------   -----------

Balance, December 31, 1999            13,344,017    $    13,344    $ 2,712,115   $(1,718,640)   $ 1,006,819
                                      ----------    -----------    -----------   -----------    -----------

Proceeds from the sale of stock          700,000            701        299,299                      300,000

Issued stock for services                400,000            400        411,600                      412,000

Net loss                                                                          (2,039,208)    (2,039,208)
                                      ----------    -----------    -----------   -----------    -----------

Balance, December 31, 2000            14,444,017         14,445      3,423,014    (3,757,848)      (320,389)
                                      ----------    -----------    -----------   -----------    -----------

Net loss                                                                            (100,749)      (100,749)
                                      ----------    -----------    -----------   -----------    -----------

Balance, June 30, 2001 (Unaudited)    14,444,017    $    14,445    $ 3,423,014   $(3,858,597)   $  (421,138)
                                      ==========    ===========    ===========   ===========    ===========

                See notes to consolidated financial statements.

                        THE INTERNET ADVISORY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                        Six Months Ended
                                                  -----------------------------
                                                  June 30, 2001   June 30, 2000
                                                  ------------    -------------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(100,749)     $(759,634)
Adjustments to reconcile net loss to
  net cash provided by (used in)
     operating activities:
        Depreciation expense                          71,676         60,441
        Accounts receivable                              (73)            --
        Prepaid expenses                                  --         (6,016)
        Accounts payable                            (231,534)         1,670
        Accrued expenses                            (559,941)            --
        Debt restructuring                           867,242             --
        Deferred revenue                             (14,912)            --
                                                   ---------      ---------

     CASH FLOW PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                           31,709       (703,539)
                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                  --        (40,047)
     Purchase of investments                              --         50,000
                                                   ---------      ---------

     CASH FLOW PROVIDED BY INVESTING ACTIVITIES           --          9,953
                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal collections on loan                        --        645,000
     Proceeds from officer loan                      (30,500)            --
                                                   ---------      ---------

     CASH FLOW (USED IN) PROVIDED BY
       FINANCING ACTIVITIES                          (30,500)       645,000
                                                   ---------      ---------

NET DECREASE IN CASH                                   1,209        (48,586)

CASH AT BEGINNING OF PERIOD                           21,031         57,087
                                                   ---------      ---------

CASH AT END OF PERIOD                              $  22,240      $   8,501
                                                   =========      =========

                See notes to consolidated financial statements.

                          INTERNET ADVISORY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Internet Advisory Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

Note 2. Equity Transactions

The Company did not issue any new shares of common stock for the six months ended June 30, 2001.

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

Note 4. Bankruptcy

On June 8th, 2001, the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code to restructure its balance sheet, while continuing to provide service to its business customers.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Result of Operations.

      For the three-month periods ended June 30, 2001 and June 30, 2000, we had revenues of $56,749 and $168,855, respectively. For the six-month periods ended June 30, 2001 and June 30, 2000 we had revenues of $175,979 and $357,700, respectively. The decreases in revenues were attributable to changes in market conditions. Our cost of goods sold was $33,369 for the three-month period ended June 30, 2001 and $0 for the three-month period ended June 30, 2000. Our cost of goods sold was $88,761 for the six-month period ended June 30, 2001 and $0 for the six-month period ended June 30, 2000. We incurred general and administrative expenses of $265 for the three-month period ended June 30, 2001 and $491,132 for the three-month period ended June 30, 2000. General and administrative expenses were $187,710 for the six-months ended June 30, 2001 and $1,119,355 for the six months ended June 30, 2000. For the three-month period ended June 30, 2001 we had a net profit of $23,009 or approximately $0 per share as compared to a net loss of $321,599 or approximately $.02 per share for the three-month period ended June 30, 2000. For the six-month period ended June 30, 2001 we had a net loss of $100,749 or approximately $.01 per share as compared to a net loss of $759,634 or approximately $.06 per share for the three-month period ended June 30, 2000. The net profit for the three-month period ended June 30, 2001 is attributable to the reversal of approximately $86,000 in professional fees as the result of our ongoing bankruptcy proceeding described in more detail in Part II, Item 5. below. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of goods sold. The increase in cost of goods sold during the three and six-month periods ended June 30, 2001is primarily attributable to increased bandwidth costs. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel. The decrease in general and administrative expenses during the three and six-month periods ended June 30, 2001 is primarily attributable to the decrease in employee levels which went form a high of twenty five to our current level of five employees. The decrease in general and administrative expenses during the three month period ended June 30, 2001 is also attributable to the reversal of approximately $86,000 in professional fees as the result of the bankruptcy proceeding.

Liquidity and Capital Resources.

      Our auditor's report that accompanied our audited financial statements for the year ended December 31, 2001 indicated that there is substantial doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. Consequently, on May 25th, 2001 we voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code to restructure our balance sheet, while continuing to provide services to our business customers.

      We have incurred losses since the inception of our Internet business. Although we technically achieved a profit during the quarter ended June 30, 2001, this was solely the result of the reversal of approximately $86,000 in professional fees relating to the bankruptcy proceeding. We do however, expect to achieve true profitability by the end of the third quarter 2001 due to our continuing efforts to reduce general and administrative expenses. No assurance can be given however, that this will prove to be the case. Since our inception, we have been dependent on acquisitions and funding from lenders and investors to conduct operations. As at June 30, 2001 we had an accumulated deficit of $3,858,597 compared to an accumulated deficit of $3,757,848 at December 31, 2000. As at June 30, 2001, we had total current assets of $26,765 and total current liabilities of $870,6827 or negative working capital of $843,917. At December 31, 2000, we had total current assets of $25,483 and total current liabilities of $840,327 or negative working capital of $814,844. We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions of or investments in business, products and technologies that are complimentary to ours. These may require the use of cash, which would require us to seek financing. We believe that existing net sales will be sufficient to pay our current operating expenses. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments. Our future liquidity will also be affected by the manner in which we emerge from the bankruptcy proceeding.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Except as otherwise disclosed herein, no material legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened. On March 21, 2001 a judgment in the amount of $12,359.60 was entered against us in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida in favor of Diamondpoint.Com, Inc., a Florida corporation, in connection with a claim of breach of contract. We subsequently filed an appeal seeking to overturn this judgement. The matter is expected to be settled in the bankruptcy proceeding.

      Our prior management signed several agreements for Internet based services which are currently in dispute. In one instance, the dispute relates to whether the contracted for services were ever provided to us. In other instances the disputes relate to the timing of the provision of such services to us. To date, none of these disputes have resulted in litigation. Our auditors have recorded a $500,000 accrued liability for such services. This matter is expected to be settled in the bankruptcy proceeding.

Item 5. Other Information

      Effective May 15, 2001, Jeffrey Olweean resigned as our Chairman of the Board of Directors. Such resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

      On May 25, 2001, we voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code with the US Bankruptcy Court for the Southern District of Florida. We intend to utilize the Chapter 11 process to restructure our balance sheet through the reduction of debt thereby increasing our operating flexibility. The Chapter 11 filing has not impacted our day to day operations with regard to our employees, customers and general business operations. We anticipate filing a disclosure statement and plan of reorganization with the Bankruptcy Court in the near future. No assurance can be given that the Bankruptcy Court will accept our plan of reorganization or that we will emerge from bankruptcy in the manner we anticipate.

Item 6. Exhibits and Reports on Form 8-K

      On June 8, 2001, we filed a current report on Form 8-K respecting our filing a voluntary bankruptcy petition under Chapter 11 of the US Bankruptcy Code which was reported in Item 3 thereof. See Item 5. Other Information for more detailed information respecting the bankruptcy petition.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     The Internet Advisory Corporation

Dated: August 16, 2001               By: /s/ Richard Goldring
                                         ------------------------------
                                           Richard Goldring
                                           President and Chief Executive Officer

Dated:  August 16, 2001              By: /s/ Joseph A. Erickson
                                         ------------------------------
                                           Joseph A. Erickson
                                           Treasurer and Chief Financial Officer