Form 10QSB
period 2001-09-30
INTERNET ADVISORY CORP
filed 2001-11-06
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2001

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE EXCHANGE ACT

      For the transition period from _______________ to _______________

      Commission file number 0-16665

                        The Internet Advisory Corporation
                   -------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                        Utah                                    87-042 6358
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                     150 E. 58th Street, New York, NY 10022
     ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 421-8480
     ---------------------------------------------------------------------
                           (Issuer's telephone number)

     _____________________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 14,445,018 as of October 29, 2001

      Transitional Small Business Disclosure Format (check one). Yes |_|; No |X|

                        The Internet Advisory Corporation
                               September 30, 2001
                         Quarterly Report on Form 10-QSB

                                Table of Contents
                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements..............................3

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................4
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................13
Item 5. Other Information.....................................................14
Item 6. Exhibits and Reports on Form 8-K......................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                Page
                                                                            ----

        Consolidated Balance Sheets as of September 30, 2001
          and December 31, 2000................................................5
        Consolidated Statements of Operations for the three and
          nine-months ended September 30, 2001 and September 30, 2000........6-7
        Consolidated Statement of Deficiency In Assets.........................8
        Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2001 and September 30, 2000............................9
        Notes to Consolidated Financial Statements............................10

                          INTERNET ADVISORY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                   September 30,    December 31,
                                                       2001             2000
                                                   -------------    ------------
                                                    (Unaudited)      (Audited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $    64,811     $    21,031
  Accounts receivable                                     4,525           4,452
                                                    -----------     -----------
        Total Current Assets                             69,336          25,483
                                                    -----------     -----------

PROPERTY AND EQUIPMENT, Net                             372,580         480,094
                                                    -----------     -----------

OTHER ASSETS:
  Security deposits                                      14,582          14,361
                                                    -----------     -----------
        Total Other Assets                               14,582          14,361
                                                    -----------     -----------

        TOTAL ASSETS                                $   456,498     $   519,938
                                                    ===========     ===========

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable                                  $      --       $   231,534
  Accrued expenses                                         --           559,941
  Prepetition debt                                      854,641            --
  Post petition accrued expenses                         36,000            --
  Deferred revenue                                          716          18,352
  Loan payable - officer                                   --            30,500
                                                    -----------     -----------
        Total Current Liabilities                       891,357         840,327
                                                    -----------     -----------

        TOTAL LIABILITIES                               891,357         840,327
                                                    -----------     -----------

DEFICIENCY IN ASSETS
  Common stock, $.001 par value; 50,000,000
    shares authorized, 14,445,018 issued
    and outstanding                                      14,445          14,445
  Additional paid-in capital                          3,423,014       3,423,014
  Accumulated deficit                                (3,872,318)     (3,757,848)
                                                    -----------     -----------
        Total Deficiency in assets                     (434,859)       (320,389)
                                                    -----------     -----------

        TOTAL LIABILITIES AND DEFICIENCY
          IN ASSETS                                 $   456,498     $   519,938
                                                    ===========     ===========

                 See notes to consolidated financial statements.

                          INTERNET ADVISORY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                    Three Months Ended
                                         ---------------------------------------
                                         September 30, 2001   September 30, 2000
                                         ------------------   ------------------
                                            (Unaudited)           (Unaudited)

NET SALES                                   $     76,248         $    121,168

COST OF GOODS SOLD                                   529                 --
                                            ------------         ------------

GROSS PROFIT                                      75,719              121,168

GENERAL AND ADMINISTRATIVE EXPENSES               89,440              493,137
                                            ------------         ------------

NET LOSS FROM OPERATIONS                         (13,721)            (371,969)

OTHER INCOME                                        --                    433
                                            ------------         ------------

NET LOSS BEFORE INCOME TAXES                     (13,721)            (371,536)

PROVISION FOR INCOME TAXES                          --                   --
                                            ------------         ------------

NET LOSS                                    $    (13,721)        $   (371,536)
                                            ============         ============

NET LOSS PER SHARE                          $      (0.00)        $      (0.03)
                                            ============         ============

WEIGHTED AVERAGE OF COMMON
  SHARES OUTSTANDING                          14,445,018           14,094,017
                                            ============         ============

                 See notes to consolidated financial statements.

                        THE INTERNET ADVISORY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                    Nine Months Ended
                                         ---------------------------------------
                                         September 30, 2001   September 30, 2000
                                         ------------------   ------------------
                                            (Unaudited)           (Unaudited)

NET SALES                                   $    252,227         $    480,211

COST OF GOODS SOLD                                89,290                 --
                                            ------------         ------------

GROSS PROFIT                                     162,937              480,211

GENERAL AND ADMINISTRATIVE EXPENSES              277,150            1,612,492
                                            ------------         ------------

NET LOSS FROM OPERATIONS                        (114,213)          (1,132,281)

OTHER INCOME (EXPENSE)
  Interest Expense                                  (257)                --
  Other Income                                      --                  1,111
                                            ------------         ------------

NET LOSS BEFORE INCOME TAXES                    (114,470)          (1,131,170)

PROVISION FOR INCOME TAXES                          --                   --
                                            ------------         ------------

NET LOSS                                    $   (114,470)        $ (1,131,170)
                                            ============         ============

NET LOSS PER SHARE                          $      (0.01)        $      (0.08)
                                            ============         ============

WEIGHTED AVERAGE OF COMMON
  SHARES OUTSTANDING                          14,445,018           13,605,128
                                            ============         ============

                 See notes to consolidated financial statements.

                        THE INTERNET ADVISORY CORPORATION

                 CONSOLIDATED STATEMENT OF DEFICIENCY IN ASSETS

                                                         Common Stock                Additional
                                                 -----------------------------         Paid-in        Accumulated
                                                   Shares            Amount            Capital          Deficit            Total
                                                 -----------       -----------       -----------      -----------       -----------
Balance, December 31, 1999                        13,344,017       $    13,344       $ 2,712,115      $(1,718,640)      $ 1,006,819
                                                 -----------       -----------       -----------      -----------       -----------

Proceeds from the sale of stock                      700,000               701           299,299                            300,000

Issued stock for services                            400,000               400           411,600                            412,000

Net loss                                                                                               (2,039,208)       (2,039,208)
                                                 -----------       -----------       -----------      -----------       -----------

Balance, December 31, 2000                        14,444,017            14,445         3,423,014       (3,757,848)         (320,389)
                                                 -----------       -----------       -----------      -----------       -----------

Net loss                                                                                                 (114,470)         (114,470)
                                                 -----------       -----------       -----------      -----------       -----------

Balance, September 30, 2001
  (Unaudited)                                     14,444,017       $    14,445       $ 3,423,014      $(3,872,318)      $  (434,859)
                                                 ===========       ===========       ===========      ===========       ===========

                 See notes to consolidated financial statements.

                        THE INTERNET ADVISORY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                         ---------------------------------------
                                         September 30, 2001   September 30, 2000
                                         ------------------   ------------------
                                            (Unaudited)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $  (114,470)         $(1,131,170)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Depreciation expense                        107,514               98,948
    Accounts receivable                             (73)                --
    Prepaid expenses                               --                 16,300
    Security deposits                              (221)
    Accounts payable                           (231,534)             (17,699)
    Accrued expenses                           (559,941)                --
    Debt restructuring                          890,641                 --
    Deferred revenue                            (17,636)                --
                                            -----------          -----------

  CASH FLOW PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                         74,280           (1,033,621)
                                            -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              --                (60,537)
  Purchase of investments                          --                 50,000
                                            -----------          -----------

  CASH FLOW (USED IN) INVESTING
    ACTIVITIES                                     --                (10,537)
                                            -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal collections on loan                    --                637,650
  Proceeds from officer loan                    (30,500)                --
  Proceeds from sale of securities                 --                500,000
                                            -----------          -----------

  CASH FLOW (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                        (30,500)           1,137,650
                                            -----------          -----------

NET INCREASE IN CASH                             43,780               93,492

CASH AT BEGINNING OF PERIOD                      21,031               57,087
                                            -----------          -----------

CASH AT END OF PERIOD                       $    64,811          $   150,579
                                            ===========          ===========

                 See notes to consolidated financial statements.

                        THE INTERNET ADVISORY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying unaudited consolidated financial statements of Internet Advisory Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

Note 2. New Accounting Developments

      In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and
SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

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

Note 4. Bankruptcy

      On May 25, 2001, the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code to restructure its balance sheet, while continuing to provide service to its business customers.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

Result of Operations.

      For the three-month periods ended September 30, 2001 and September 30, 2000, we had revenues of $76,248 and $121,168, respectively. For the nine-month periods ended September 30, 2001 and September 30, 2000 we had revenues of $252,227 and $480,211, respectively. The decreases in revenues were attributable to changes in market conditions. Our cost of goods sold was $529 for the three-month period ended September 30, 2001 and $0 for the three-month period ended September 30, 2000. Our cost of goods sold was $89,290 for the nine-month period ended September 30, 2001 and $0 for the nine-month period ended September 30, 2000. We incurred general and administrative expenses of $89,440 for the three-month period ended September 30, 2001 and $493,137 for the three-month period ended September 30, 2000. General and administrative expenses were $277,150 for the nine months ended September 30, 2001 and $1,612,492 for the nine months ended September 30, 2000. For the three-month period ended September 30, 2001 we had a net loss of $13,721 or approximately $0 per share as compared to a net loss of $371,536 or approximately $.03 per share for the three-month period ended September 30, 2000. For the nine-month period ended September 30, 2001 we had a net loss of $114,470 or approximately $.01 per share as compared to a net loss of $1,131,170 or approximately $.08 per share for the nine-month period ended September 30, 2000. The reduction in our net losses for the three and nine month periods ended September 30, 2001 is primarily attributable to our ability to reduce operating expenses. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of goods sold. The increase in cost of goods sold during the three and nine-month periods ended September 30, 2001 is primarily attributable to increased bandwidth costs. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel. The decrease in general and administrative expenses during the three and nine-month periods ended September 30, 2001 is primarily attributable to the decrease in employee levels which went from a high of twenty-five to our current level of five employees.

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

      We have incurred losses since the inception of our Internet business. Although we technically achieved a profit during the quarter ended June 30, 2001, this was solely the result of the reversal of approximately $86,000 in professional fees relating to the bankruptcy proceeding. Our net loss of $13,721 during the quarter ended September 31, 2001 is primarily due to our not achieving expected third quarter revenues. We attribute this to the general downturn in the economy.

We do, however, expect to achieve profitability by the end of the fourth quarter due to our continuing efforts to reduce general and administrative expenses. No assurance can be given however, that this will prove to be the case. Since our inception, we have been dependent on acquisitions and funding from lenders and investors to conduct operations. As at September 30, 2001 we had an accumulated deficit of $3,872,318 compared to an accumulated deficit of $3,757,848 at December 31, 2000. As at September 30, 2001, we had total current assets of $69,336 and total current liabilities of $891,357 or negative working capital of $822,021. At December 31, 2000, we had total current assets of $25,483 and total current liabilities of $840,327 or negative working capital of $814,844. We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions of or investments in business, products and technologies that are complimentary to ours. These may require the use of cash, which would require us to seek financing. We believe that existing net sales will be sufficient to pay our current operating expenses. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments. Our future liquidity will also be affected by the manner in which we emerge from the bankruptcy proceeding.

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

Item 5. Other Information

      On May 25, 2001, we voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code (the "Bankruptcy Code") with the US Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). Since such filing date, we have continued in possession of our property and have managed our business as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. We intend to utilize the Chapter 11 process to restructure our balance sheet through the reduction of debt thereby increasing our operating flexibility. The Chapter 11 filing has not impacted our day to day operations with regard to our employees, customers and general business operations. On August 29, 2001 we filed a Disclosure Statement and Plan of Reorganization with the Bankruptcy Court which has been conditionally approved. A confirmation hearing in which we hope to receive final approval and confirmation of our Plan of Reorganization is scheduled for November 7, 2001. No assurance can be given, however, that the Bankruptcy Court will confirm our Plan of Reorganization or that if confirmed, that we will emerge from bankruptcy in the manner we anticipate.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None.

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       The Internet Advisory Corporation

Dated: November 2, 2001            By: /s/ Richard Goldring
                                       -----------------------------------------
                                       Richard Goldring
                                       President, Chief Executive Officer and
                                       Chief Financial Officer