Form 10KSB
period 2001-12-31
INTERNET ADVISORY CORP
filed 2002-04-15
CIK 831489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    --------------

      Commission file number 0-16665
                            ---------------------------------------------------

                        THE INTERNET ADVISORY CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Utah                                               87-0426358
---------------------------------                           -------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)


   150 East 58th Street, New York, NY                                 10022
----------------------------------------                        ----------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:                                         (212) 421-8480
Securities registered under Section 12(b) of the Exchange Act:     None
Name of each Exchange on Which Registered:                         None
Securities registered under Section 12(g) of the Exchange Act:     Common Stock, $.001 par value

--------------------------------------------------------------------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

      State issuer's revenues for its most recent fiscal year. $300,026

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

      As of April 10, 2002 there were 1,571,676 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on April 10, 2002 was $3,214,077 based on the average closing bid and asked price of our common stock on April 10, 2002, which was $2.045 per share.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,279,676 shares as of April 10, 2002.

      Transitional Small Business Disclosure Format (check one):

           Yes | | No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     PAGE
-----------------------                                                     ----
Forward-Looking Statements................................................    3

PART I

  1.      Description of Business.........................................     3

  2.      Description of Property.........................................     9

  3.      Legal Proceedings...............................................     9

  4.      Submission of Matters to a Vote of Security Holders.............    10

PART II

  5.      Market for Common Equity and Related Stockholder Matters........    10

  6.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    11

  7.      Financial Statements............................................    13

  8.      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................    27

PART III

  9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...........    28

 10.      Executive Compensation..........................................    30

 11.      Security Ownership of Certain Beneficial Owners and Management..    31

 12.      Certain Relationships and Related Transactions..................    33

 13.      Exhibits, List and Reports on Form 8-K..........................    35

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

      On May 25, 2001, we voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code with the US Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). On August 29, 2001 we filed a Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. Under the Plan of Reorganization (the "Plan") we complied with Section 1129 of the Bankruptcy Code as a good faith debtor seeking to reorganize its financial affairs during the term of the Plan in order to pay off or substantially reduce the principal due and owing to all allowed creditors from our ongoing operations. As part of the Plan we expressly rejected all executory contracts and unexpired leases set forth in the Disclosure Statement except for the unexpired contract between us and a bandwidth provider. On November 14, 2001 the Bankruptcy Court entered an Order confirming our Plan. During the period we were in bankruptcy, we continued to provide comprehensive Internet services to our customers emphasizing the small and medium sized business market. Pursuant to the bankruptcy, we discharged an aggregate of $731,419 of debt in exchange for payments in the aggregate amount of $86,861. In addition, we incurred $73,231 of legal fees related to the bankruptcy filing and the Plan.

      Pursuant to the Plan, the claims of our creditors and other interested parties were divided into six classes. Class 1 consisted of the unsecured claim of the lessor of our Fort Lauderdale, FL business premises with regard to certain rent obligations. Class 2 consisted of unsecured contract claims by certain bandwidth providers. Class 3 consisted of unsecured claims for less than $2,500. Class 4 consisted of other unsecured claims. Class 5 consisted of the equity interest claims by our shareholders. Class 6 consisted of the equity interest claims of our stock option holders. Administrative Expense and Priority Tax Claims were deemed not to be included by any class and were treated separately. Administrative Expense claims consisted primarily of certain unpaid post-petition rent obligations to the lessor of our Fort Lauderdale, FL premises, certain post-petition bandwidth contract obligations and certain professional fees and expenses authorized by the Bankruptcy Court. The Priority Tax Clams consisted of a claim by the Internal Revenue Service (the "IRS") in the amount of approximately $11,680 plus interest and penalties.

      The Plan, as modified, required certain payments to be made to all parties constituting classes 1-4 and to the IRS for the Priority Tax Claim. All payments have been made in full with respect to Classes 1-4. As of April 1, 2002 all installment payments due on the Priority Tax Claim have been made in a timely fashion. Pursuant to the Priority Tax Claim we are paying the IRS monthly payments of $352.41 over a 5-year period. Class 5 related to our shareholders and their treatment with regard to equity retention. Richard Goldring, our principal shareholder, and all equity holders that chose to make an additional equity contribution to us on or before November 30, 2001 (the "White Knight Electors") constituted the White Knight Class. Richard Goldring contributed $50,000 in exchange for retention of all of his equity interest in the Company. White Knight Electors were entitled to retain all or part of their equity interest in the Company on the basis of capital contributions of $1 per share. There was a sole White Knight Elector who made a capital contribution of $1,000 in exchange for full retention of 1,000 of his common shares. Pursuant to the Plan, all common stockholders other than the White Knight Class became subject to a 50 for 1 reverse stock split. Effective the close of business on January 2, 2002 the partial reverse stock split was effected. Pursuant thereto, all of our issued and outstanding shares of common stock on January 2, 2002, except for an aggregate of 4,401,000 shares held by members of the White Knight Class, were subjected to the reverse split. Immediately prior to the reverse split there were 14,445,018 shares issued and outstanding and immediately subsequent to the reverse split there were 4,601,794 shares issued and outstanding.

      Class 6 related to our outstanding stock options. Pursuant to the Plan, all of such options were cancelled. The holders thereof received no distributions under the Plan.

GENERAL

      We are a full service Internet company. Web hosting, web designing co-location, end e-commerce constitute our primary services. Our services are designed to enable our customers to capitalize on the latest Web-based technologies quickly and cost effectively without the burden and expense of building, managing and maintaining the infrastructure required to support their desired applications. We own and operate a national network, providing high capacity, reliable Internet data transmission, connecting our customers to the Internet. We utilize multiple T-3 fiber optic lines with high speed servers for the fastest possible Internet access. By aggregating the capacity of data transmission over the Internet and capacity requirements of our operations onto one national network, we have been able to increase our operational control and efficiency, reduce costs, and provide redundancy and higher quality service. In this way, we are able to address some of the most significant challenges that an Internet service provider faces in supporting its customers.

      We have incurred losses since the inception of our Internet business. Although we had net income during the fiscal year ended December 31, 2001 of $176,728 for financial accounting purposes, this gain was due solely to discharges of debt attributable to our Chapter 11 bankruptcy proceeding. We expect to continue to incur losses until we increase revenue while reducing related costs. To reduce costs, we have significantly reduced our work force and operating expenses, especially our bandwidth charges which previously accounted for as much as 50% of our monthly operating expenses. Our Company and our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly in new and rapidly evolving markets such as the Internet and companies serving the Internet. Such risks for us include, but are not limited to, a constantly evolving business model and the management of both internal and acquisition-based growth. To address these risks, we must among other things, continue to develop the strength and quality of our hosting facility; maximize the value delivered to our clientele; enhance our domain names; respond to competitive developments; acquire financing for any expansion plans, and attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

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

PATENTS, TRADEMARKS AND LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

      We utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with the operation of our Internet business.

SALES AND MARKETING

      Our services are sold through the Internet.

SUPPLIES AND SUPPLIERS

      We are not materially dependent on raw materials or supplies in connection with the operation of our business. Any required raw materials or supplies are readily available from several sources in sufficient quantities and are of required quality.

SEASONAL ASPECTS

      We do not experience seasonal variations in our operating results.

RESEARCH AND DEVELOPMENT

      During the fiscal years ended December 31, 2001 and December 31, 2000 we made no expenditures on research and development.

CUSTOMERS

      During the fiscal year ended December 31, 2001 Scores Entertainment, Inc. ("SEI") accounted for an aggregate of approximately $145,000 or approximately 48.3% of our revenues. In May 2002, we entered into a month to month oral consulting agreement with SEI pursuant to which we advise SEI with respect to their Internet business activities. In connection with such agreement, SEI pays us up to $25,000 per month. The loss of SEI as a customer would have a materially adverse effect on our Internet business.

EMPLOYEES

      As of April 8, 2002 we had four employees, including three executive officers and one administrative assistant. We consider our relationship with our employees to be satisfactory.

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

SUBSEQUENT EVENTS

      Effective the close of trading on January 2, 2002 we effected a partial reverse stock split. Pursuant thereto, all of our shares, except for an aggregate of 4,401,000 shares owned by members of the White Knight Class, were subjected to a 50 for 1 reverse stock split. Following the reverse split there were 4,601,794 shares of our common stock issued and outstanding. For a more detailed discussion of the reverse stock split see "Item 1. Description of Business - Business Development."

      Effective the close of trading on February 13, 2002, we effected a partial stock dividend pursuant to which all our shareholders, with the exception of Richard Goldring and Interactive Business Concepts Inc., a corporation wholly owned by Mr. Goldring, received 3 additional shares of our common stock for every share owned by them. Immediately prior to the dividend there were 4,616,794 shares of our common stock issued and outstanding and immediately following the stock dividend there were 5,267,176 shares outstanding.

      On March 11, 2002 we entered into an Acquisition Agreement with Go West Entertainment Inc., a New York corporation ("Go West"), and the shareholders of Go West (the "Go West Shareholders"). The Go West Shareholders are Richard Goldring, Elliot Osher and William Osher. Pursuant to the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of Go West from the Go West Shareholders, making Go West a wholly owned subsidiary of Registrant in exchange for 10,000,000 shares of our restricted common stock (the "Acquisition Shares"). As at April 8, 2002 we have not yet issued the Acquisition Shares to the Go West Shareholders.

      Go West was formed on May 11, 2001 to establish, own and operate upscale adult entertainment nightclubs. The principal assets of Go West are a twenty year lease (the "Lease") on a building at 533-535 West 27th Street, New York, NY at which Go West intends to open an adult entertainment nightclub during the fourth quarter of 2002 under the name "Scores West" and a license agreement (the "License Agreement") with Heir Holding Co., Inc., a Delaware corporation ("Heir") granting Go West the right to use the "Scores" name in New York City for up to three adult entertainment nightclubs. Heir is the owner of the intellectual property rights respecting the name "Scores" which is a recognized name in the adult entertainment industry owing to the success of "Scores Showroom" a successful and well known adult entertainment nightclub operating at East 60th Street in New York, NY since 1991. Scores Showroom is owned by Scores Entertainment, Inc., a New York corporation ("SEI"). Go West intends to model "Scores West" and all other "Scores" clubs it may operate in the future after Scores Showroom. Scores West will offer topless dancing, a gourmet quality restaurant and bar operations.

      The License Agreement between Heir and Go West dated August 15, 2001 as amended on March 3, 2002 grants Go West the right and license to use certain Scores trademarks in New York City in connection with the operation of up to three adult entertainment topless dance clubs and the retail sale of commercial merchandise, including tee-shirts, sweatshirts, sweat pants, jackets, baseball hats, key rings and other similar merchandise, from each club location. All merchandise sold pursuant to the License Agreement must be purchased from Heir at Heir's then current wholesale prices. The License Agreement also provides for an annual royalty payment of $520,000 to be paid by Go West to Heir. The term of the License Agreement continues until Go West ceases or discontinues the operation of Scores West.

      The Lease which is dated October 3, 2001 commences May 1, 2002 or June 1, 2002 as determined by Go West and provides for a 20 year lease term. The Lease provides for a $1,000,000 security deposit, $750,000 of which had been paid to date, and an escalating annual base rental during the term of the Lease starting with an annual base rental of $700,000 during year one (1) and ending with an annual base rental of $1,754,784 during year twenty (20). The Lease contains an option to buy the premises at any time through and including December 31, 2003 at a price of $10,000,000. Go West intends to renovate the structure at its own expense for purposes of operating the premises as "Scores West." 10,000 square feet of the premises, the maximum permitted by New York City law will be utilized by "Scores West." The west side Manhattan location from which "Scores West" will operate was chosen by Go West in recognition of New York City's increasingly restrictive zoning regulations and policies respecting the operation of establishments that provide adult entertainment. Unlike other parts of Manhattan that prohibit adult entertainment businesses from operating altogether or restrict the amount of customer accessible space an establishment can devote to adult uses, the "Scores West" location contains no such zoning restrictions.

      The Internet Advisory Corporation, Go West, Heir and SEI are affiliated entities. Registrant's president, chief operating officer, director and principal shareholder, Richard Goldring is an officer and director of Go West, an officer, director and shareholder of Heir and the operations manager for Scores Showroom. John Neilson, Registrant's secretary and director is a management consultant for both Go West and SEI. Registrant's treasurer and director, Joseph Erickson is the controller for SEI. Elliot Osher is an officer and director of Go West, and officer, director and shareholder of Heir and the director of club operations for Scores Showroom. William Osher is an officer and director of Go West, an officer, director and shareholder of Heir, and the day manager for Scores Showroom. With regard to our entry into this new field, we plan to leverage the adult entertainment nightclub experience of our management in an owner/operator business model in which we intend to both own and manage clubs. Pursuant thereto, we are engaged in negotiations to manage Scores Showroom. As we shift the focus of our business, we continue to review the ongoing viability of our existing ISP business.

      On April 1, 2002 we entered into a Collateral Loan Agreement (the "Loan Agreement") with Interauditing Srl, an Italian corporation ("Interauditing"), pursuant to which Interauditing has agreed to provide us with loans in an amount of up to 20% of the Final Market Value (as such term is defined in the Loan Agreement) of certain restricted shares of our common stock issued by us in the name of Interauditing Srl to secure our obligations under the loans (the "Stock"). The loans are payable to us in not more than 2 installments. The first installment consisting of 50% or more of the loan amount is due within 5 days of delivery of the Stock and related loan documents. The second installment is due not more than 10 days after the payment of the first installment. Final Market Value is defined to be the average closing bid price of our common stock for the ten trading days immediately preceding the date we provide Interauditing with the Stock and related loan documents. Notwithstanding the foregoing, if the closing share price on the last trading day of the ten-day trading period is less than the ten-day average closing price, the closing share price on the last trading date shall be deemed to be the Final Market Value. All loans made under the Loan Agreement are subject to a 2% engagement service fee payable to Interauditing. Loans under the Loan Agreement are evidenced by our promissory notes payable to Interauditing and are secured by the Stock. The interest rate on the loans will be set in accordance with LIBOR (six month rate) plus one full percentage point. Interest is payable quarterly in arrears.

      Except as otherwise provided in the Loan Agreement, the Stock shall be held as collateral by Interauditing at all times there remains principal or interest owing to Interauditing under the promissory notes. Other than as specifically set forth in the Loan Agreement, the Stock may not be sold, hypothecated, assigned, transferred, or otherwise encumbered. In the event we default under the Loan Agreement however, Interauditing may thereafter sell, assign, hypothocate or otherwise dispose of the Stock. Under such circumstances, Interauditing assumes no responsibility for the amount of proceeds it may receive upon such disposition of the Stock. Any proceeds received by Interauditing in excess of the default amount plus reasonable attorney's fees, if any, and related costs of disposition will be returned to us. In the event of a default by us, we have further agreed to take all reasonable steps to register the Stock for resale by Interauditing. A default by us under the Loan Agreement can be expected to have a materially adverse effect on the price of our common stock.

      The initial term of the loan is 1 year. We have the option, however, to extend the loan for up to 3 additional 1 year periods. Upon payment in full of all interest and principal due under the loan, the Stock will be returned to us for cancellation. During the term of the loan Interauditing will provide a voting proxy with respect to the Stock to a person designated by us. In the event of a default however, the proxy shall be deemed null and void.

      In connection with the Loan Agreement, on April 9, 2002 we delivered 10,000,000 shares of our restricted common stock to Interauditing. On April 12, 2002 we were notified by Interauditing of an administrative issue relating to the loan that would delay delivery of loan proceeds to us for at least several weeks. As the result thereof, we intend to terminate the Loan Agreement and obtain the return of the Stock. Upon return, the Stock will be cancelled and returned to the status of authorized but unissued shares.

                         ITEM 2. DESCRIPTION OF PROPERTY

      We currently rent approximately 3,000 square feet of office space at 2455 East Sunrise Boulevard, Fort Lauderdale, FL 33304 at the base rate of $4,795 per month. The lease which commenced in January 1998 expires on February 28, 2003. Pursuant to our Plan of Reorganization, in November, 2001 we reduced the amount of our leased space from approximately 4,674 square feet to our current level. Rental expense under the lease for 1999, 2000 and 2001 was $65,317, $68,443 and $93,906, respectively. Rental expense for 2002 and 2003 under the lease is expected to be a minimum of $49,347 and $8,266, respectively. We also utilize approximately 1,000 square feet of office space at 150 E. 58th Street, New York, NY 10022 on a month to month basis. The space is provided to us rent free by the lease tenant, a corporation owned by John Neilson, one of our officers and director.

                            ITEM 3. LEGAL PROCEEDINGS

      No material legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened. On March 21, 2001 a judgment in the amount of $12,359.60 was entered against us in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida in favor of Diamondpoint.Com, Inc., a Florida corporation, in connection with a claim of breach of contract. This matter was settled in our Chapter 11 bankruptcy proceeding.

      Our prior management signed several disputed agreements for Internet based services. These agreements were settled in our Chapter 11 bankruptcy proceeding.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

      Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "IACP." Prior to January 3, 2002, the date we effected a partial reverse stock split, our stock was quoted under the symbol "PUNK". The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices do not reflect the reverse stock split which took place subsequent to the reported fiscal quarters.

      QUARTER ENDED                     HIGH BID              LOW BID
      -------------                     --------              -------
      March 31, 2000                   $  7.125              $ 3.50
      June 30, 2000                    $  5.25               $ 0.8125
      September 30, 2000               $  1.625              $ 0.625
      December 31, 2000                $  1.125              $ 0.3125
      March 31, 2001                   $  0.70               $ 0.1875
      June 30, 2001                    $  0.28125            $ 0.04
      September 30, 2001               $  0.04               $ 0.02
      December 31, 2001                $  0.0225             $ 0.005

HOLDERS

      As of April 4, 2002, there were approximately 129 record holders of our common stock.

DIVIDENDS

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

RECENT SALES OF UNREGISTERED SECURITIES

      All sales of our unregistered equity securities during the year ended December 31, 2001 have been previously disclosed in our reports on Form 10Q-SB.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      On May 25, 2001, we voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). On November 14, 2001, the Bankruptcy Court entered an Order confirming our Plan of Reorganization. Pursuant to the bankruptcy we discharged $731,419 of debt in exchange for payments in the aggregate amount of $86,861. The gain on the discharge in debt was reduced by a $282,224 write down of furniture and equipment to its expected value. In addition, we incurred $73,231 of legal fees directly related to the bankruptcy filing and the Plan of Reorganization. Accordingly, an analysis of our results of operations for the year ended December 31, 2001 and our liquidity and capital resources as at December 31, 2001 should take into account the effects of the bankruptcy.

RESULTS OF OPERATIONS

      During the fiscal years ended December 31, 2001 and December 31, 2000, we had revenues of $300,026 and $573,615, respectively. Our cost of goods sold was $89,290 for fiscal 2001 and $1,383,800 for fiscal 2000. We incurred general and administrative expenses of $403,714 in fiscal 2001 and $1,231,340 in fiscal 2000. Net income in the year ended December 31, 2001 was $176,728, and consisted of income during the period January 1, 2001 through November 14, 2001 (the date the Order confirming the Plan of Reorganization was issued by the Bankruptcy Court) of $264,269 and a net loss during the period November 15, 2001 through December 31, 2001 of $87,901. Net income realized by us during the period January 1, 2001 through November 14, 2001 was attributable solely to discharges of debt in our Chapter 11 bankruptcy proceeding. Net loss in the year ended December 31, 2000 was $2,039,208. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of goods sold. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel. The decrease in revenues from fiscal 2000 to fiscal 2001 was primarily attributable to changes in the manner in which we offered and provided our services and decreased demand for these services. The substantial decrease in cost of goods sold from fiscal 2000 to fiscal 2001 was primarily attributable to the elimination of certain broadband contracts, changes in the manner in which our services were offered and provided, general cost reductions and the effects of the bankruptcy. The substantial decrease in general and administrative expenses from fiscal 2000 to fiscal 2001 is primarily attributable to substantial cost cutting measures, staff reductions, and reduced salary payments to our executive officers.

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses since the inception of our Internet business except for the period January 1, 2001 through November 14, 2001. Our net income of $264,269 for this period is attributable to the effects of our bankruptcy. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on acquisitions and funding from lenders and investors to conduct operations. As at December 31, 2001 we had an accumulated deficit of $87,901 compared to an accumulated deficit of $3,757,848 at December 31, 2000. The reduction in our accumulated deflect is attributable solely to the bankruptcy. As at December 31, 2001, we had total current assets of $28,626 and total current liabilities of $150,990 or negative working capital of $122,364. At December 31, 2000, we had total current assets of $25,483 and total current liabilities of $840,327 or negative working capital of $814,844. The improvement in our working capital is attributable to the bankruptcy proceeding. During fiscal 2001 we issued no shares of our common stock. During fiscal 2000, we issued 1,100,000 shares for cash and services valued at $500,000. As at December 31, 2001, we had no material commitments for capital expenditures. In the future, we may sell additional equity or debt securities or seek credit facilities to fund acquisition related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities.

                          ITEM 7. FINANCIAL STATEMENTS

                          Index to Financial Statements

                                                                                        Page
                                                                                        ----
Independent Auditor's Report - Radin, Glass & Co., LLP ...............................    14

Consolidated Balance Sheet as of December 31, 2001 ...................................    16

Consolidated Statement of Operations for the period January 1, 2001 to November
       14, 2001 (Debtor-In-Possession), for the period November 15, 2001 to
       December 31, 2001, and for the year ended December 31, 2000 ...................    17

Consolidated Statement of Deficiency in Assets for the years ended
       December 31, 2001 and December 31, 2000 .......................................    18

Consolidated Statement of Cash Flows for the period January 1, 2001 to November
       14, 2001 (Debtor-In-Possession), for the period November 15, 2001 to
       December 31, 2001, and for the year ended December 31, 2000 ...................    19

Notes to Consolidated Financial Statements ...........................................    20

                          INDEPENDENT AUDITOR'S REPORT

                                                                  March 24, 2002


To the Board of Directors and Shareholders
The Internet Advisory Corporation



We have audited the accompanying consolidated balance sheet of The Internet Advisory Corporation as of December 31, 2001, and the related consolidated statement of operations, stockholders' equity and cash flows for each of the periods November 15, 2001 to December 31, 2001 and January 1, 2001 to November 14, 2001 (Debtor-in-Possession) and for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Internet Advisory Corporation as of December 31, 2001 and the results of its operations and its cash flows for each of the periods November 15, 2001 to December 31, 2001 and January 1, 2001 to November 14, 2001 (Debtor-in-Possession) and for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on May 25, 2001. On November 14, 2001, the Company emerged from bankruptcy as described in
Note 2 to the financial statements. The Company accounted for the reorganization as of November 14, 2001 and adopted "fresh-start reporting." As a result, the statements of operations and cash flows of the Company for the periods November 15, 2001 to December 31, 2001 and January 1, 2001 to November 14, 2001 are not comparable to the statements of operations and cash flows for the year ended December 31, 2000.



                                        /s/ Radin Glass & Co., LLP
                                        Certified Public Accountants
                                        New York, New York

                       THE INTERNET ADVISORY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          18,626
  Notes receivable                                                   10,000
                                                                   --------
    Total Current Assets                                             28,626

FURNITURE AND EQUIPMENT, Net                                         48,763

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE
     TO IDENTIFIABLE ASSETS                                           9,814

SECURITY DEPOSITS                                                     2,667
                                                                   --------
    TOTAL ASSETS                                                   $ 89,870
                                                                   ========

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Current portion of prepetition debt                              $ 14,991
  Current portion of prepetition long term debt-related party         6,875
  Related party payable                                              35,000
  Accrued expenses                                                   94,124
                                                                   --------
    TOTAL CURRENT LIABILITIES                                       150,990

PREPETITION LONG TERM DEBT                                           22,178

DEFICIENCY IN ASSETS
  Common stock, $.001 par value; 50,000 shares authorized,
    issued and outstanding 4,601,794                                  4,602
  Additional paid-in capital                                              0
  Accumulated Deficit                                               (87,901)
                                                                   --------
    Total Deficiency in assets                                      (83,299)
                                                                   --------
    TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                     $ 89,870
                                                                   ========

                See notes to consolidated financial statements.

                       THE INTERNET ADVISORY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                   November 15 to      January 1 to        For the year ended
                                   December 31,        November 14,        December 31,
                                       2001               2001                  2000
                                                       Debtor-in-
                                                       Possession
                                   --------------      -------------         ---------------
NET SALES                            $  22,028           $  277,998             $  573,615
COST OF GOODS SOLD                           -               89,290              1,383,800
                                   --------------      -------------         ---------------
GROSS PROFIT                            22,028              188,708               (810,185)
GENERAL AND ADMINISTRATIVE
  EXPENSE                              109,928              293,786              1,231,340
REORGANIZATION EXPENSES                      -               73,231                      -
                                   --------------      -------------         ---------------
NET LOSS FROM OPERATIONS               (87,901)            (178,309)            (2,041,525)
OTHER INCOME (EXPENSES):
     Interest income                         -                    -                  3,223
     Other income                            -                    -                  4,216
     Interest expense                        -                 (257)                (5,122)
                                   --------------      -------------         ---------------
TOTAL OTHER INCOME, net                      -                 (257)                 2,317
                                   --------------      -------------         ---------------
NET LOSS BEFORE INCOME TAXES           (87,901)            (178,566)            (2,039,208)
PROVISION FOR INCOME TAXES                   -                    -                      -
                                   --------------      -------------         ---------------
NET LOSS BEFORE EXTRAORDINARY GAIN     (87,901)            (178,566)            (2,039,208)
EXTRAORDINARY GAIN ON BANKRUPTCY
  RESTRUCTURING NET OF $0 IN
  INCOME TAXES                               -              443,195                      -
                                   --------------      -------------         ---------------
NET INCOME/(LOSS)                     $(87,901)         $   264,629           $ (2,039,208)
                                   ==============      =============         ===============
NET INCOME/(LOSS) PER SHARE           $  (0.02)         $      0.06           $      (0.44)
                                   ==============      =============         ===============
WEIGHTED AVERAGE OF COMMON
  SHARES OUTSTANDING                 4,601,794            4,601,794              4,590,880
                                   ==============      =============         ===============









                See notes to consolidated financial statements.

                       THE INTERNET ADVISORY CORPORATION

                 CONSOLIDATED STATEMENT OF DEFICIENCY IN ASSETS
                 ----------------------------------------------

                                                    Common Stock       Additional
                                                  ------------------     Paid-in        Accumulated
                                                  Shares      Amount     Capital           Deficit            Total
                                                  ------      ------    ---------       ------------          -----
Balance, December 31, 1999                        4,579,880   $4,580    $ 2,720,879     $(1,718,640)       $ 1,006,819
                                                  ---------   ------    -----------     -----------        -----------

Proceeds from the sale of stock                      14,000       14        299,986                            300,000

Issued stock for services                             8,000        8        411,992                            412,000

Net loss                                                                                 (2,039,208)        (2,039,208)
                                                  ---------   ------    -----------     -----------        -----------


Balance, December 31, 2000                        4,601,880   $4,602    $ 3,432,857     $(3,757,848)       $  (320,389)
                                                  ---------   ------    -----------     -----------        -----------

Net income (January 1 to November 14)                    --       --             --         264,629            264,629

Treasury shares repurchased and cancelled               (86)      --           (452)             --               (452)

Bankruptcy restructuring                                 --       --         51,000              --             51,000

Reclassification of accumulated deficit
  as of November 14, 2001                                --       --     (3,483,405)      3,493,219              9,814
                                                  ---------   ------    -----------     -----------        -----------

Balance, November 14, 2001                        4,601,794    4,602             --             (0)              4,602

Net loss (November 15 to December 31)                    --       --             --         (87,901)           (87,901)
                                                  ---------   ------    -----------     -----------        -----------

Balance, December 31, 2001                        4,601,794   $4,602    $        --     $   (87,901)       $   (83,299)
                                                  =========   ======    ===========     ===========        ===========


                See notes to consolidated financial statements.

                       THE INTERNET ADVISORY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         NOVEMBER 15 TO      JANUARY 1 TO         FOR THE YEAR ENDED
                                                                         DECEMBER 31,        NOVEMBER 14,            DECEMBER 31,
                                                                            2001                2001                    2000
                                                                                              DEBTOR-IN-
                                                                                              POSSESSION
                                                                         ---------------     ------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                          $(87,901)            $ 264,629            $(2,039,208)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation expense                                                        785                98,675                134,985
    Net gain from bankruptcy restructuring                                       --              (443,195)                    --
    Issued equity rights for services                                            --                    --                412,000
    Write-off of other asset                                                     --                    --                  2,600
    Accounts receivable                                                          --                 4,452                  6,977
    Notes receivable                                                             --               (10,000)                    --
    Prepaid expenses                                                          8,671                (8,671)                 4,099
    Security deposits                                                          (667)                   --                     --
    Accounts payable                                                             --                    --                 20,409
    Prepetition debt                                                        (23,459)               67,503                     --
    Accrued expenses                                                         56,765                37,360                530,695
    Deferred revenue                                                             --               (18,352)                 2,788
                                                                           --------             ---------            -----------
  CASH FLOW PROVIDED BY (USED IN) BY OPERATING ACTIVITIES                   (45,806)               (7,599)              (924,652)
                                                                           --------             ---------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advance to affiliates                                                          --                    --                 50,000
  Purchases of property and equipment                                            --                    --               (106,904)
                                                                           --------             ---------            -----------

  CASH FLOW PROVIDED BY (USED IN) BY INVESTING ACTIVITIES                        --                    --                (56,904)
                                                                           --------             ---------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan                                                             --                    --                 30,500
  Receipt of Sunrise receivable                                                  --                    --                615,000
  Proceeds from sale of stock                                                    --                    --                300,000
  Contribution of capital                                                        --                51,000                     --
                                                                           --------             ---------            -----------
  CASH FLOW PROVIDED BY FINANCING ACTIVITIES                                     --                51,000                945,500
                                                                           --------             ---------            -----------
NET (DECREASE) IN CASH                                                      (45,806)               43,401                (36,056)

CASH AT BEGINNING OF YEAR                                                    64,432                21,031                 57,087
                                                                           --------             ---------            -----------
CASH AT END OF YEAR                                                        $ 18,626             $  64,432            $    21,031
                                                                           ========             =========            ===========
SUPPLEMENTAL DISCLOSURE INFORMATION:
  Cash paid during the year for interest                                         --                    --                    770
  Cash paid during the year for income taxes                                     --                    --                    289

NON-CASH FINANCING ACTIVITIES:
  Issued stock for assets                                                  $     --              $     --               $615,000

EFFECT OF BANKRUPTCY
  Leasehold improvements and equipment                                           --                322,580                    --
  Security deposits                                                              --                 12,361                    --
  Reorganization value in excess of amounts allocable to identifiable
    assets                                                                       --                  9,814                    --
  Accounts payable                                                               --               (231,534)                   --
  Accrued expenses                                                               --               (558,581)                   --
  Loan payable officer                                                           --                (30,500)                   --
  Common stock                                                                   --                     --                    --
  Paid in capital                                                                --             (3,483,405)                   --
  Accumulated deficit                                                            --              3,493,219                    --


                See notes to consolidated financial statements.

                       THE INTERNET ADVISORY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       TWO YEARS ENDED DECEMBER 31, 2001


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

Note 2.   Reorganization and Basis of Presentation

On May 25, 2001, the Company filed a petition for relief with the United States Bankruptcy Court, Southern District of Florida, under the provisions of Chapter 11 of the Bankruptcy Code. For the period May 25, 2001 to November 14, 2001, the Company operated as a "Debtor-in-Possession" under such code. As of November 15, 2001, in accordance with AICPA Statements of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company adopted "fresh-start reporting" and has reflected the effects of such adoption in the financial statements for the period November 15, 2001 to December 31, 2001. The assets and liabilities have been adjusted to fair value in accordance with SOP 90-7.

In accordance with the Disclosure Statement and Plan of Reorganization ("the Plan") filed on August 29, 2001, the following occurred: all shareholders were allowed to prevent dilution due to a 50 to 1 reverse stock split by contributing a predetermined sum of cash, only two individuals contributed $51,000 to preserve 4,401,000 of certain stock holdings, all stock options outstanding were dissolved, the Company discharged $731,419 of debt in exchange for either a one time payment or payments over five years totaling $86,861. The gain on the discharge in debt was reduced by a $288,224 write down of furniture and equipment to its expected value. In addition, the Company incurred $73,231 of legal fees related to the bankruptcy filing and the Plan. The Company had a reorganization value in excess of amounts allocable to identifiable assets of $9,814.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $2,735,000, which expire in the year 2020. The related deferred tax asset of approximately $930,000 has been offset by a valuation allowance. The Company's net operating loss carryforwards may be limited, pursuant to the Internal Revenue Code
Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

Loss Per Share

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents (common stock warrants) were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive.

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

Reverse Stock Split

All per share data, common stock amounts presented and common stock equivalents, have been adjusted retroactively for the 50 to 1 reverse stock split recorded pursuant to the plan.

New Accounting Pronouncements

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

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

Revenue Recognition

Revenue is recognized when earned, as products are completed and delivered or services are provided to customers.

NOTE 4.  FURNITURE AND EQUIPMENT

At December 31, 2001, furniture and equipment consist of the following:

                                            2001
                                          -------
         Furniture and equipment          $50,000

         Less: accumulated depreciation     1,237
                                          -------

                                          $48,763
                                          =======

Furniture and equipment are depreciated over 5 years. Depreciation expense for the year ended December 31, 2001 and 2000 was $108,751 and $134,985, respectively.

Furniture and equipment have been restated to their fair value pursuant to SOP 90-7.


NOTE 5.  RELATED-PARTY TRANSACTIONS

As part of the acquisition of Sunrise Web Development, Inc., ("Sunrise"), the Company has recorded an amount due from a shareholder at December 31, 1999 of $615,000. This is the remaining balance of the original funding of Sunrise and was collected by the Company in four installments during January and February of 2000.

During 2001, the President of the Company contributed $50,000 to capital in order to maintain his number of shares of common stock outstanding subsequent to the 50 to 1 reverse stock split effective in January 2002, pursuant to the Plan.

The President advanced $35,000 to the Company to fund legal expenses associated with the bankruptcy. Such payable is non interest bearing and is due on demand.

The President is also part of management of another company whereby the Company is rendering services on a month to month basis. Approximately $123,000 was received and recorded as revenues during the period January 1 to November 14, 2001 and $22,000 was received and recorded as revenues during period November 15 to December 31, 2001.

The Company has acquired an affiliated entity effective March 11, 2002. The entity is affiliated since it is under common management. See subsequent events footnote.

NOTE 6.  NOTE RECEIVABLE

The Company advanced $10,000 to an individual bearing interest at 10% per annum. The note receivable is due in April 2002. The individual is the President of a company that the Company had a tentative agreement to acquire, while the Company was in bankruptcy. The acquisition transaction was never culminated.


NOTE 7.  EQUITY TRANSACTIONS

a. In December 1999, the Company issued 4,000,000 shares for $385,000 and a receivable of $615,000 from Sunrise Web Development, Inc., which was fully paid by March 2000.

b.   During 2000, the Company issued 8,000 shares for advertising services.

c. In August 2000, the Company issued 14,000 shares pursuant to a private placement for prices ranging from $20.00 to $25.00 per share.

d. In March 2001, the Company issued 14,000 options to an officer and employee at an exercise price of $12.50 per share for five years.

e. Pursuant to the plan, the Company effectuated a 50 to 1 reverse stock split for certain shareholders. Certain fractional common shares created from the reverse stock split have been repurchased and cancelled. All respective per share date, common stock and common stock equivalents, have been retroactively adjusted.

f. In January 2002, the Company issued 15,000 shares of common stock, in lieu of payment of past legal services.

g. On February 13, 2002, the Company declared a 4 for 1 stock dividend, totaling 650,382 of additional common shares to be issued.

h. In February 2002, the Company agreed to issue an additional 100,000 shares for legal services in lieu of cash.


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

Stock option activity for the two years ended December 31, 2001 is summarized as follows:

                                                           Weighted
                                                            Average
                                          Shares         Exercise Price
                                          ------         --------------
     Outstanding at December 31, 1999         --             $   --
       Granted                            25,400              25.00
       Exercised                              --                 --
       Expired or cancelled                   --                 --
                                          ------             ------
     Outstanding at December 31, 2000     25,400              25.00
       Granted                            14,000              12.50
       Exercised                              --                 --
       Expired or cancelled               39,400              20.56
                                          ------             ------
     Outstanding at December 31, 2001        -0-                -0-
                                          ======             ======

Information, at date of issuance, regarding stock option grants for the year ended December 31, 2001:

                                                   Weighted       Weighted
                                                    Average        Average
                                                   Exercise         Fair
                                      Shares         Price          Value
                                      ------       --------       --------
Year Ended December 31, 2001:
  Exercise price exceeds market
    price                                 --        $   --         $   --
  Exercise price equals market
    price                             14,000         12.50          13.25
  Exercise price is less than
    market price                          --            --             --

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended December 31, 2001 and 2000: annual dividends of $0.00, expected volatility of 100% at December 31, 2000, risk-free interest rate of 5.77% and expected life of five years for all grants.

If the Company recognized compensation cost for the vested portion of the employee stock options in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share would have been approximately, $2,709,607 and $(.60) for the year ended December 31, 2000 and $451,419 and $(.09) for the year ended December 31, 2001.

The employee stock options were exercisable for five years from the grant date and vested on the day of issuance. As of December 31, 2001, zero of these stock options are outstanding, since the Plan cancelled all such stock options.

NOTE 9.   INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2001 and 2000, a valuation allowance for the full amount of the deferred tax asset was recorded because of operating losses incurred and the uncertainties as to the amount of taxable income that would be generated in the future years.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                                  December 31,
                                             -----------------------
                                               2001          2000
                                               ----          ----
Taxes benefit computed at statutory rate     $(90,000)     $(554,000)
Losses for which no tax benefit realized       90,000        554,000
                                              -------       --------
Net income tax benefit                       $    -0-      $     -0-
                                              =======       ========

NOTE 10.  OPERATING LEASES

The Company reduced the office space being leased pursuant to the terms of the Plan. Future lease commitments are as follows:

                    2002                49,347
                    2003                 8,266

     Rent expense for the year ended December 31, 2001 and 2000 was $93,906 and $68,443, respectively.

NOTE 11.  SUBSEQUENT EVENT

On March 11, 2002, the Company entered into an Acquisition Agreement with Go West Entertainment, Inc. Go West and the shareholders of Go West. The President of the Company is also one of three shareholders of Go West. The Company is contractually obligated to issue 10,000,000 shares of its stock for all of the outstanding stock of Go West. The principal assets of Go West are a twenty year lease on a building in New York, New York and a license agreement granting Go West the right to use the "Scores" name in New York City for the opening of up to three adult entertainment clubs.

                    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth certain information, as of April 3, 2002, with respect to our directors and executive officers.

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


                                                                              Date of Election
                                                                               or Appointment
Name                     Positions Held                                Age       as Director
----                     --------------                                ---       -----------
Richard K. Goldring      President, Chief Executive Officer, Chief      33      December 2000
                         Financial Officer, Director

Joseph A. Erickson       Treasurer, Director                            46      December 2000

John Neilson             Secretary, Director                            43      December 2000

      The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

      Mr. Goldring has served as an executive officer and director of ours since December 2000. Since 1994 Mr. Goldring has worked for Scores Entertainment, Inc., first as an accountant before being promoted to his current position of operations manager for "Scores Showroom" located on East 60th Street in Manhattan in 1999. Mr. Goldring is also a shareholder, director, president and chief executive officer of HEIR Holding Company, Inc., the owner of the "Scores" trademarks and an officer, director and principal shareholder for Go West Corporation since its inception in May 2001. Mr. Goldring earned a degree in accounting from Brooklyn College in 1992.

      Joseph Erickson has served as an executive officer and director of ours since December 2000. He has served as the controller for Scores Entertainment Inc. since 1998. Mr. Erickson has been a practicing accountant for more than 20 years and has a master's degree in taxation.

      John Neilson has served as an executive officer and director of ours since December 2000. He has been an advisor and management consultant to Go West Entertainment since its inception in May 2001 and has held a similar position with Scores Entertainment, Inc. since 1997. Mr. Neilson has held various positions in the nightclub, restaurant and entertainment industry since receiving his degree in Hotel and Restaurant Management in 1977.

BOARD OF DIRECTORS

      Our directors receive no remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      To the best of our knowledge, for the fiscal year ended December 31, 2001,
Section 16(a) filing requirements applicable to our current officers, directors and greater than 10% beneficial owners, Richard Goldring, John Neilson, Joseph Erickson and Interactive Business Concepts Inc. were satisfied except that Form 5 filings for such persons were made on a late basis, in March 2002. To the best of our knowledge, no filings were made by Jeffrey Olweean who, at times during the fiscal year ended December 31, 2001 was a director and principal shareholder of ours, or by Nicole Leigh Van Coller, who at times during the fiscal year ended December 31, 2001 was a principal shareholder of ours.

                         ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2001 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2001 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2001 that received annual compensation during the fiscal year ended December 31, 2000 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation                                  Long-Term Compensation
                        -----------------------------------------------    ----------------------------------------------------
                        Fiscal Year                                                       Restricted
Name and                   Ended                              Other         Options/        Stock        LTIP        All Other
Principal Position      December 31,    Salary    Bonus    Compensation       SARs          Awards      Payouts    Compensation
------------------      ------------    ------    -----    ------------       ----          ------      -------    ------------
Richard K. Goldring,        2001       $13,000      0           0          400,0000(1)        0           0              0
Chief Executive             2000       $24,250      0           0              0              0           0              0
Officer, President          1999             0      0           0              0              0           0              0

----------
(1) On March 9, 2001 400,000 stock options were granted to Mr. Goldring each exercisable for the purchase of one share of common stock at a price of $.25 per share at any time during a period of five years from the date of grant. These options were cancelled pursuant to our Chapter 11 Bankruptcy Proceeding. The number of options issued and the stated exercise price have not been adjusted to reflect our 50:1 partial reverse stock split effected after the close of trading on January 2, 2002.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                          Number of Securities        Percent of Total         Exercise
                               Underlying               Options/SARs            or Base
                              Options/SARs          Granted to Employees      Price (per
           Name                Granted (#)             in Fiscal Year            share)        Date of Grant        Expiration Date
-----------------------   ---------------------   -------------------------  --------------  ------------------    -----------------
Richard Goldring           400,000 options (1)(2)         57.14%                 $.25            03/09/01              03/08/06

----------
(1) On March 9, 2001 400,000 stock options were granted to Mr. Goldring each exercisable for the purchase of one share of common stock at a price of $.25 per share at any time during a period of five years from the date of grant. These options were cancelled pursuant to our Chapter 11 Bankruptcy Proceeding.

(2) The number of options issued and the stated exercise price have not been adjusted to reflect the 50:1 partial reverse stock split effected after the close of trading on January 2, 2002.

STOCK OPTION PLANS

      The named executive did not participate in any Company stock option plans during the fiscal year ended December 31, 2001.

STOCK APPRECIATION RIGHTS

      The named executive did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2001.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUES

      During the fiscal year ended December 31, 2001 there were no exercises of stock options by the named executive. As at December 31, 2001 the named executive owned no stock options. The named executive has never received stock appreciation rights.

LONG TERM INCENTIVE PLAN AWARDS

      We made no long-term incentive plan awards to the named executive officer during the fiscal year ended December 31, 2001.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

      During the fiscal year ended December 10, 2001 we had no employment agreements, compensation plans or arrangements with respect to the named executive officer which would in any way result in payments being made to such executive officer because of his resignation, retirement or other termination of employment with us or our subsidiaries, or because of any change in control or a change in such executive officer's responsibilities following a change in control.

COMPENSATION OF DIRECTORS

      Our directors receive no compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2001 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

REPORT ON REPRICING OF OPTIONS/SARS

      During the fiscal year ended December 31, 2001 we did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 10, 2002 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

             Name and Address                  Shares of Common Stock           Percentage
            of Beneficial Owner                  Beneficially Owned            Ownership(3)
            -------------------                  ------------------            ------------
Interactive Business Concepts, Inc.                   2,900,000                     18.98%
777 Bayshore Drive, #444
Ft. Lauderdale, FL 33304

Richard K. Goldring                                   3,708,000(1)                  24.27%
5 Fox Chase Drive
Watchung, NJ 07060

John Neilson                                                  0                         0%
c/o The Internet Advisory Corp.
150 E. 58th Street
New York, NY 10022

Joseph A. Erickson                                            0                         0%
14 Wendy Road
Syosset, New York 11791

Interauditing Srl                                    10,000,000(2)                  65.44%
Piazza Duca D'Aosta 6
20124 Milano
Italy

All directors and executive officers                  3,708,000(1)                  24.27%
as a group (3 persons)

----------
(1) Includes (i) 2,900,000 shares owned by Interactive Business Concepts, Inc., a corporation owned by Mr. Goldring and (ii) 8,000 shares owned by Irina Goldring, the wife of Richard Goldring. Does not include 3,333,333 shares to be issued to Richard Goldring pursuant to the March 11, 2002 Acquisition Agreement with Go West Entertainment, Inc.

(2) Represents restricted shares issued pursuant to an April 1, 2002 Collateral Loan Agreement between us and Interauditing Srl. Interauditing Srl has advised us that they will not be able to make the loans required by the Collateral Loan Agreement in accordance with the time provisions set forth therein. Accordingly, we intend to terminate the Collateral Loan Agreement and obtain the return of the shares. Upon return, the shares will be cancelled and returned to the status of authorized but unissued shares. For a discussion of the terms of the Collateral Loan Agreement see "Item 1 - Description of Business - Subsequent Events."

(3) Based upon 15,279,676 shares issued and outstanding. An additional 10,000,000 shares are to be issued pursuant to the March 11, 2002 Acquisition Agreement with Go West Entertainment, Inc.

CHANGES IN CONTROL

      Not Applicable.

                       ITEM 12. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

      On July 13, 2000 our board of directors granted and issued 300,000 stock options to Jeffrey Olweean; 300,000 stock options to Nicole Leigh Van Coller; and 50,000 stock options to Donald E. Snyder. At the time of grant, each of the foregoing persons was serving as an officer and director of our Company. Each of these options was exercisable for one share of our common stock at an exercise price of $.50 per share at any time through and including June 30, 2005. All of these options were terminated pursuant to the Chapter 11 bankruptcy proceeding. The number of options issued and the stated exercise price have not been adjusted to reflect the 50:1 partial reverse stock split effected after the close of trading on January 2, 2002.

      On November 1, 2000 our board of directors granted and issued 300,000 stock options to Jeffrey Olweean and 300,000 stock options to Nicole Leigh Van Coller. At the time of grant each of the foregoing persons was serving as an officer and director of our Company. Each of these options was exercisable for one share of our common stock at an exercise price of $.50 per share at any time through and including November 1, 2005. All of these options were terminated pursuant to the Chapter 11 bankruptcy proceeding. The number of options issued and the stated exercise price have not been adjusted to reflect the 50:1 partial reverse stock split effected after the close of trading on January 2, 2002.

      On March 9, 2001 our board of directors granted and issued 400,000 stock options to Richard Goldring and 300,000 stock options to John Neilson. At the time of grant, both Mr. Goldring and Mr. Neilson were serving as officers and directors of our Company. Each option was exercisable for one share of our common stock at an exercise price of $.25 per share at any time through and including March 8, 2006. All of these options were terminated pursuant to the Chapter 11 bankruptcy proceeding. The number of options issued and the stated exercise price have not been adjusted to reflect the 50:1 partial reverse stock split effected after the close of trading on January 2, 2002.

      During the fiscal year ended December 31, 2000 Richard Goldring periodically made loans to us. As at December 21, 2000 we owed Mr. Goldring an aggregate of $30,500. On such date, we issued a promissory note to Mr. Goldring in the principal amount of $30,500 paying interest at the rate of 10% per year. The note was due and payable on or before December 31, 2001. This loan was settled in the Chapter 11 bankruptcy proceeding.

      During the fiscal year ended December 31, 2000 we advertised at a cost of $1,500 per month on a radio station owned by The Human Cash Register, Inc., a corporation controlled by Jeffrey Olweean, a former officer and director.

      In connection with our bankruptcy proceeding and in furtherance of our Plan of Reorganization (the "Plan"), in November, 2001 Richard Goldring contributed $50,000 to help fund the Plan in exchange for the retention of his full equity interest notwithstanding our effectuation of a partial 50:1 reverse stock split.

      In May 2001, Richard Goldring loaned $35,000 to the Company to fund legal expenses associated with the bankruptcy filing. The loan is non-interest bearing and is payable on demand.

      In May 2001 we entered into a verbal, month to month, consulting agreement with Scores Entertainment, Inc. ("SEI"), pursuant to which SEI pays us up to $25,000 per month.

      On March 11, 2002 we entered into an Acquisition Agreement with Go West Entertainment, Inc. and Richard Goldring, Elliot Osher and William Osher, the shareholders of Go West Entertainment, Inc. Pursuant thereto we acquired all of the issued and outstanding capital stock of Go West Entertainment, Inc. in exchange for 10,000,000 shares of our restricted common stock (the "Acquisition Shares"). As at April 8, 2002, we have yet to issue the Acquisition Shares. For a more detailed description of the Acquisition Agreement see "Item 1 - Description of Business - Subsequent Events."

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

      During the fiscal quarter ended December 31, 2001 we filed one Current Report on Form 8-K on November 29, 2001 wherein we reported under Item 3 thereof, that U.S. Bankruptcy Court for the Southern District of Florida had entered an order on November 14, 2001 confirming our Plan of Reorganization under Chapter 11 of the Bankruptcy Code.

EXHIBITS

      The following Exhibits are being filed with this Annual Report on Form 10-KSB:

      Exhibit Number                          Item
      --------------                          ----
        2.1              Acquisition Agreement dated March 11, 2002 among
                         Registrant, Go West Entertainment Inc., and the
                         Shareholders of Go West Entertainment Inc.

       10.1              Collateral Loan Agreement dated April 1, 2002 between
                         Registrant and Interauditing Srl.

       21 Subsidiaries - As at December 31, 2002 we had one subsidiary, Sunrise Web Development, Inc., a Florida corporation

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2001                        THE INTERNET ADVISORY CORPORATION


                                            By: /s/ Richard K. Goldring
                                               ---------------------------------
                                                 Richard K. Goldring
                                                 President and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                             TITLE                    DATE
-----------------------------------   -----------------------------   ---------------
     /s/ Richard K. Goldring          President, Chief Executive      April 12, 2002
-----------------------------------   Officer, Chief Financial and
       Richard K. Goldring            Accounting Officer

      /s/ Joseph A. Erickson          Treasurer                       April 12, 2002
-----------------------------------
       Joseph A. Erickson

Board of Directors

     /s/ Richard K. Goldring          Director                        April 12, 2002
-----------------------------------
       Richard K. Goldring

     /s/ Joseph A. Erickson           Director                        April 12, 2002
-----------------------------------
       Joseph A. Erickson

        /s/ John Neilson              Director                        April 12, 2002
-----------------------------------
          John Neilson

                       THE INTERNET ADVISORY CORPORATION

                                  EXHIBIT INDEX

Exhibit Number     Item                                                                        Page
--------------     ----                                                                        ----
     2.1           Acquisition Agreement dated March 11, 2002 among Registrant,
                   Go West Entertainment Inc., and the Shareholders of Go West
                   Entertainment Inc........................................................     38

    10.1           Collateral Loan Agreement dated April 1, 2002 between Registrant
                   and Interauditing Srl....................................................     46

    21             Subsidiaries - As at December 31, 2002 we had one subsidiary, Sunrise
                   Web Development, Inc., a Florida corporation