Form 10QSB
period 2002-03-31
INTERNET ADVISORY CORP
filed 2002-05-20
CIK 831489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2002


         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

        For the transition period from                 to
                                       ---------------    ---------------

                         Commission file number 0-16665



                        THE INTERNET ADVISORY CORPORATION
                  --------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


             UTAH                                         87-042 6358
---------------------------------              ---------------------------------
 (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                     Identification No.)


                     150 E. 58TH STREET, NEW YORK, NY 10022
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 421-8480
                       ----------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 15,739,676 AS OF MAY 15, 2002

         Transitional Small Business Disclosure Format (check one). Yes __; No X

                        THE INTERNET ADVISORY CORPORATION
                                 MARCH 31, 2002
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Special Note Regarding Forward Looking Statements .............................3

                         PART I - FINANCIAL INFORMATION

Item  1.    Financial Statements ..............................................4
Item  2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................11

                           PART II - OTHER INFORMATION

Item  2     Changes in Securities and Use of Proceeds ........................12
Item  5.    Other Information ................................................12
Item  6.    Exhibits and Reports on Form 8-K .................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                              PAGE
                                                                           ----
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ........5
Consolidated Statements of Operations for the three months ended
  March 31, 2002 and March 31, 2001 ...........................................6
Consolidated Statement of Stockholders' Deficiency for the three months ended March 31, 2002..................................................7
Consolidated Statements of Cash Flows for the three months ended
  March 31, 2002 and March 31, 2001 ...........................................8
Notes to Consolidated Financial Statements ....................................9

                  INTERNET ADVISORY CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                 March 31,     December 31,
                                                                    2002          2001
                                                                -----------    -----------
                                                                (unaudited)     (audited)
                                     ASSETS
CURRENT ASSETS:
Cash                                                            $     1,092    $    18,626
Notes Receivable                                                     10,000         10,000
Interest Receivable                                                     337             --
                                                                -----------    -----------
Total Current Assets                                                 11,429         28,626

FURNITURE AND EQUIPMENT, NET                                         92,934         48,763

REORGANIZATION VALUE IN EXCESS OF AMOUNTS
ALLOCABLE TO IDENTIFIABLE ASSETS                                      9,814          9,814

OTHER ASSETS:
Security Deposits                                                 1,002,667          2,667
                                                                -----------    -----------
                                                                $ 1,116,844    $    89,870
                                                                ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Current portion of prepetition debt                             $    14,991    $    14,991
Current portion of prepetition long term debt - related party         6,875          6,875
Post petition accrued expenses                                       92,765              0
Related party payable                                                35,000         35,000
Accounts payable and accrued expenses                               249,210         94,124
Deposit payable                                                     250,000              0
Loan payable                                                        250,000              0
Loan payable - related party                                        543,189              0
                                                                -----------    -----------
Total Current Liabilities                                         1,442,029        150,990

PREPETITION LONG TERM DEBT                                           17,037         22,178

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value; 50,000,000 shares authorized,
15,267,176 and 4,601,794 issued and outstanding,
respectively                                                         15,267          4,602
Additional paid-in capital                                           14,335              0
Deficit accumulated during development stage                       (371,825)       (87,901)
Total Stockholder's deficiency                                     (342,222)       (83,299)
                                                                -----------    -----------
                                                                $ 1,116,844    $    89,870
                                                                ===========    ===========

                 See notes to consolidated financial statements.

                  INTERNET ADVISORY CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months Ended March 31,
                                     ----------------------------
                                         2002           2001
                                      -----------    -----------
                                      (unaudited)    (unaudited)
NET SALES                             $    50,000    $   119,230

COST OF GOODS SOLD                             --         55,392
                                      -----------    -----------
GROSS PROFIT                               50,000         63,838

GENERAL AND ADMINISTRATIVE EXPENSES       214,612        187,445
                                      -----------    -----------

NET LOSS FROM OPERATIONS                 (164,612)      (123,607)

INTEREST INCOME (EXPENSE)                     337           (151)
                                      -----------    -----------

NET LOSS BEFORE INCOME TAXES             (164,275)      (123,758)

PROVISION FOR INCOME TAXES                     --             --
                                      -----------    -----------

NET LOSS                              $  (164,275)   $  (123,758)
                                      ===========    ===========

NET LOSS PER SHARE                    $     (0.02)   $     (0.03)
                                      ===========    ===========

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                             7,600,831      4,601,794
                                      ===========    ===========

                 See notes to consolidated financial statements.

                  INTERNET ADVISORY CORPORATION & SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY


                                                         Common Stock         Additional                    Total
                                                    -----------------------    Paid in     Accumulated   Stockholders
                                                      Shares       Amount      Capital       Deficit       Deficit
                                                    ----------   ----------   ----------    -----------   -----------
Balance as of December 31, 2001 (audited)            4,601,794   $    4,602   $        0    $  (87,901)   $  (83,299)

Issuance of shares resulting from the acquisition   10,000,000       10,000      (10,000)           --            --

Recapitalization resulting from the acquisition             --           --       10,000      (119,649)     (109,649)

Forward stock split                                    650,382          650         (650)           --            --

Converted debt                                          15,000           15       14,985            --        15,000

Net loss                                                    --           --           --      (164,275)     (164,275)
                                                    ----------   ----------   ----------    -----------   -----------

Balance as of March 31, 2002 (unaudited)            15,267,176   $   15,267   $   14,335    $ (371,825)   $ (342,222)
                                                    ==========   ==========   ==========    ===========   ===========

                 See notes to consolidated financial statements.

                  INTERNET ADVISORY CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2002           2001
                                                        -------------   ------------
                                                         (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $  (164,275)   $  (123,758)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Depreciation                                                   2,500         35,838
Converted debt                                                15,000             --
Accounts receivable                                               --          1,737
Interest receivable                                             (337)            --
Prepetition debt                                                  --             --
Post petition accrued expenses                                92,765             --
Accounts payable and accrued expenses                        155,085         46,477
Deposit payable                                              250,000             --
Deferred revenue                                                  --         (9,355)
                                                         ------------   ------------

NET CASH PROVIDED BY (USED) IN OPERATIONS                    350,738        (49,061)
                                                                        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital expenditures                            (46,671)            --
Security deposits                                         (1,000,000)            --
                                                         ------------   ------------

NET CASH USED IN INVESTING ACTIVITIES                     (1,046,671)            --
                                                         ------------   ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
Issuance of shares resulting from the acquisition             10,000             --
Recapitalization resulting from the acquisition             (119,649)            --
Prepetition long term debt                                    (5,141)            --
Loan payable                                                 250,000
Loan payable - related party                                 543,189             --
Proceeds from officer loan                                        --         28,125
                                                         ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    678,399         28,125
                                                         ------------   ------------

NET DECREASE IN CASH                                         (17,534)       (20,936)
                                                         ------------   ------------

CASH, beginning of the period                                 18,626         21,031
                                                         ------------   ------------

CASH, end of the period                                  $     1,092    $        95
                                                         ============   ============


Supplemental disclosures of cash flow information:
Interest paid                                            $        --    $        --
                                                         ============   ============
Taxes paid                                                        --             --
                                                         ============   ============

                 See notes to consolidated financial statements.

                 INTERNET ADVISORY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Internet Advisory Corporation, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.


Note 2:  Equity Transactions

During the first quarter the Company declared a forward 3 for 1 stock split for shares not owned by a principal shareholder. The forward stock split resulted in 650,382 shares of common stock being issued.

In March 2002, the Company issued 15,000 shares of common stock at $1.00 per share for an outstanding legal debt.

Note 3:  Acquisition

On March 11, 2002 the Company exchanged 10,000,000 shares of capital stock for all of the outstanding stock of Go West Entertainment, Inc. (Go West) whose primary asset is a lease on New York City retail space with a deposit of $750,000. Go West has had no operations. Due to related management and ownership of both Internet Advisory and Go West, for accounting purposes the transaction has been treated as a transaction between entities under common control as described in paragraphs D11 to D18 of Financial Accounting Standard 141 - Business Combinations. The acquisition has been recorded as of January 1, 2002 using the carrying values of the assets of each company as of that date. The statements of operations and cash flows represent the operations of both companies' from January 1, 2002.

Note 4.  Real Estate Lease

Go West entered into on October 3, 2001 for the rental of a building in New York City to be converted to an entertainment club. The term of the lease is for twenty years commencing on June 1, 2002. Go West is entitled to 50% base rental deferral in the first year or the period commencing on June 1, 2002 and ending the day operations begin if no default occurs. The amount deferred shall be payable as additional rent during the second year of operations.

The rental commitments for the next five years are as follows:

  Year ended December 31,
          2002                    408,333
          2003                    728,000
          2004                    757,120
          2005                    787,405
          2006                    818,904

The Company has the option to acquire the building with a related party. The Company paid $750,000 as security deposit through March 31, 2002 and remaining $250,000 on May 15, 2002.

Note 5:  Loan payable and Loan payable - related party

The Company borrowed $543,089 from two related party entities due on demand and $250,000 from an unrelated party. The unrelated loan bears interest at 10% and payable in three installments commencing April 15, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         On March 11, 2002 we entered into an Acquisition Agreement with Go West Entertainment Inc., a New York corporation ("Go West"), and the shareholders of Go West. Pursuant to the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of Go West from the Go West Shareholders, making Go West a wholly owned subsidiary of ours in exchange for 10,000,000 shares of our restricted common stock. Our unaudited consolidated financial statements as of March 31, 2002 and for the three-month period ended March 31, 2002 reflect such acquisition.

RESULT OF OPERATIONS

         For the three-month periods ended March 31, 2002 and March 31, 2001, we had revenues of $50,000 (all of which were attributable to our month to month contract with Scores Entertainment, Inc., a related party) and $119,230, respectively. The decrease in revenues was primarily attributable to changes in the manner in which we offered and provided our services and decreased demand for these services. Our cost of goods sold was $0 for the three-month period ended March 31, 2002 and $55,392 for the three-month period ended March 31, 2001. The decrease in cost of goods sold was primarily attributable to the elimination of certain broad band contracts, changes in the manner in which our services were offered and provided and general cost reductions. We incurred general and administrative expenses of $214,612 for the three-month period ended March 31, 2002 and $187,445 for the three-month period ended March 31, 2001. The increase in general and administrative expenses was primarily attributable to legal expenses incurred by Go West. For the three-month period ended March 31, 2002 we had a net loss of $164,275 or approximately $.02 per share as compared to a net loss of $123,758 or approximately $.03 per share for the three-month period ended March 31, 2001. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of goods sold. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred losses since the inception of our Internet business. Our net loss of $164,275 during the quarter ended March 31, 2002 is primarily due to the inclusion of Go West operating expenses. Since our inception, we have been dependent on acquisitions and funding from lenders and investors to conduct operations. As at March 31, 2002 we had an accumulated deficit of $371,825. As at March 31, 2002, we had total current assets of $11,429 and total current liabilities of $1,442,029 or negative working capital of $1,430,600. At December 31, 2001, we had total current assets of $28,626 and total current liabilities of $150,990 or negative working capital of $122,364. We currently have no material commitments for capital expenditures other than those related to the renovation of our leased property at 533-535 West 27th Street, New York, New York, (the "Leased Property") at which we intend to operate an adult entertainment nightclub commencing during the fourth quarter of 2002. The increase in the amount of our negative working capital is primarily attributable to payables incurred in connection with payment of the security deposit on the Leased Property, including payables due to related parties. We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash, which would require us to seek financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our adult entertainment nightclub business.


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 24, 2002 we issued 15,000 shares of our restricted common stock to KGL Investments Ltd., a corporation owned by the principals of Kaplan Gottbetter & Levenson, LLP, our corporate, securities and litigation counsel in satisfaction of $15,000 in legal fees.

         No other equity securities were sold by us during the period covered by this Report.


ITEM 5.  OTHER INFORMATION

         Effective the close of trading on January 2, 2002 we effected a partial reverse common stock split. Pursuant thereto, all of our shares, except for an aggregate of 4,401,000 shares owned by members of the so called "White Knight Class," were subjected to a 50 for 1 reverse stock split. Following the reverse split there were 4,601,794 shares of our common stock issued and outstanding. For a more detailed discussion of the reverse stock split reference is made to our Annual Report on Form 10-KSB for the year ended December 31, 2001, which report is incorporated by reference herein.

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

         On March 11, 2002 we entered into an Acquisition Agreement with Go West Entertainment Inc., a New York corporation ("Go West"), and the shareholders of Go West (the "Go West Shareholders"). The Go West Shareholders are Richard Goldring, Elliot Osher and William Osher. Pursuant to the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of Go West from the Go West Shareholders, making Go West a wholly owned subsidiary of ours in exchange for 10,000,000 shares of our restricted common stock (the "Acquisition Shares").

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

         The Lease which is dated October 3, 2001 commences June 1, 2002 and provides for a 20 year lease term. The Lease provides for a $1,000,000 security deposit, all of which has been paid, and an escalating annual base rental during the term of the Lease starting with an annual base rental of $700,000 during year one (1) and ending with an annual base rental of $1,754,784 during year twenty (20). The Lease contains an option to buy the premises at any time through and including December 31, 2003 at a price of $10,000,000. Go West intends to renovate the structure at its own expense for purposes of operating the premises as "Scores West." 10,000 square feet of the premises, the maximum permitted by New York City law will be utilized by "Scores West." The west side Manhattan location from which "Scores West" will operate was chosen by Go West in recognition of New York City's increasingly restrictive zoning regulations and policies respecting the operation of establishments that provide adult entertainment. Unlike other parts of Manhattan that prohibit adult entertainment businesses from operating altogether or restrict the amount of customer accessible space an establishment can devote to adult uses, the "Scores West" location contains no such zoning restrictions.

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

         On April 1, 2002 we entered into a Collateral Loan Agreement (the "Loan Agreement") with Interauditing Srl, an Italian corporation ("Interauditing"), pursuant to which Interauditing agreed to provide us with loans in an amount of up to 20% of the Final Market Value (as such term is defined in the Loan Agreement) of certain restricted shares of our common stock issued by us in the name of Interauditing Srl to secure our obligations under the loans (the "Stock"). The loans were to be payable to us in not more than 2 installments. The first installment consisting of 50% or more of the loan amount was due within 5 days of delivery of the Stock and related loan documents. The second installment was due not more than 10 days after the payment of the first installment. The initial term of the loan was to be 1 year. We had the option, however, to extend the loan for up to 3 additional 1 year periods. Upon payment in full of all interest and principal due under the loan, the Stock was to be returned to us for cancellation.

         In connection with the Loan Agreement, on April 9, 2002 we delivered 10,000,000 shares of our restricted common stock to Interauditing. On April 12, 2002 we were notified by Interauditing of an administrative issue relating to the loan that would delay delivery of loan proceeds to us for at least several weeks. As the result thereof, we terminated the Loan Agreement and obtained the return of the Stock. In connection therewith, on May 10, 2002, the Stock was cancelled and returned to the status of authorized but unissued shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  During the period covered by this Report we filed a Current Report on Form 8-K dated March 11, 2002. Item 2 of the Form 8-K titled "Acquisition or Disposition of Assets," contained disclosure respecting our March 11, 2002 Acquisition Agreement with Go West Entertainment Inc. and the Shareholders of Go West Entertainment Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          The Internet Advisory Corporation



Dated:  May 20, 2002                      By: /s/Richard Goldring
                                              --------------------------
                                              Richard Goldring
                                              President and Chief Executive
                                               Officer



                                          By: /s/Joseph Erickson
                                              --------------------------
                                              Joseph Erickson
                                              Treasurer and Chief Financial
                                               Officer