Form 10QSB
period 2002-06-30
SCORES HOLDING CO INC
filed 2002-08-14
CIK 831489

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: JUNE 30, 2002
                                              -------------


   [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

              For the transition period from              to
                                             ------------    -----------

                         Commission file number 0-16665


                           SCORES HOLDING COMPANY INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             UTAH                                       87-042 6358
---------------------------------                   -------------------
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                   Identification No.)


                     150 E. 58TH STREET, NEW YORK, NY 10022
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 421-8480
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 15,999,676 AS OF AUGUST 9, 2002
                                                -------------------------------

     Transitional Small Business Disclosure Format (check one). Yes    ; No  X
                                                                    ---     ---

================================================================================

                          SCORES HOLDING COMPANY INC.
                                  JUNE 30, 2002
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Special Note Regarding Forward Looking Statements                           3


                         PART I - FINANCIAL INFORMATION

Item  1.      Financial Statements                                          4
Item  2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12

                           PART II - OTHER INFORMATION

Item  2.      Changes in Securities and Use of Proceeds                    13
Item  4.      Submission of Matters to a Vote of Security Holders          14
Item  6.      Exhibits and Reports on Form 8-K                             14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS PAGE

                                                                          Page
                                                                          ----
Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001       5
Consolidated Statements of Operations for the three and six months
 ended June 30, 2002 and June 30, 2001                                      6
Consolidated Statement of Stockholders' Deficiency for the six months
 ended June 30, 2002                                                        7
Consolidated Statements of Cash Flows for the six months ended
 June 30, 2002 and June 30, 2001                                            8
Notes to Consolidated Financial Statements                                  9

                           SCORES HOLDING COMPANY INC
                    (FORMERLY INTERNET ADVISORY CORPORATION)
                           CONSOLIDATED BALANCE SHEET

                                                                      June 30,      December 31,
                                                                        2002            2001
                                                                     -----------    ------------
                                                                     (unaudited)      (audited)
                        ASSETS

CURRENT ASSETS:
  Cash                                                               $    11,249       $ 18,626
  Notes Receivable                                                        10,000         10,000
  Interest Receivable                                                        674              -
                                                                     -----------       --------
    Total Current Assets                                                  21,923         28,626

FURNITURE AND EQUIPMENT, NET                                             114,352         48,763
REORGANIZATION VALUE IN EXCESS OF AMOUNTS
 ALLOCABLE TO IDENTIFIABLE ASSETS                                          9,814          9,814
OTHER ASSETS:
  Security Deposits                                                    1,002,667          2,667
                                                                     -----------       --------
                                                                     $ 1,148,756       $ 89,870
                                                                     ===========       ========

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Current portion of prepetition debt                                $    14,991       $ 14,991
  Current portion of prepetition long term debt - related party            6,875          6,875
  Post petition accrued expenses                                          41,276              -
  Related party payable                                                   35,000         35,000
  Accounts payable and accrued expenses                                  143,919         94,125
  Deposit payable                                                              -              -
  Loan payable                                                                 -              -
  Loan payable - related party                                         1,210,077              -
                                                                     -----------       --------
    Total Current Liabilities                                          1,452,138        150,991
PREPITITION LONG TERM DEBT                                                16,714         22,178

STOCKHOLDERS' DEFICIENCY
  Common stock, $.001 par value; 50,000,000 shares authorized,
   15,999,676 and 4,601,794 issued and outstanding, respectively          15,999          4,602
  Additional paid-in capital                                             740,144              -
  Deficit accumulated during development stage                        (1,076,239)       (87,901)
                                                                     -----------       --------
    Total Stockholder's deficiency                                      (320,096)       (83,299)
                                                                     -----------       --------
                                                                     $ 1,148,756       $ 89,870
                                                                     ===========       ========

                See notes to consolidated financial statements.

                           SCORES HOLDING COMPANY INC
                    (FORMERLY INTERNET ADVISORY CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Six Months Ended June 30,         Three Months Ended June 30,
                                         -----------------------------      ----------------------------
                                            2002              2001             2002             2001
                                         -----------       -----------      -----------      -----------
                                         (unaudited)       (unaudited)      (unaudited)      (unaudited)
NET SALES                                $    56,250       $   175,979      $     6,250      $    56,749
COST OF GOODS SOLD                                 -            88,761                0           33,369
                                         -----------       -----------      -----------      -----------
GROSS PROFIT                                  56,250            87,218            6,250           23,380
GENERAL AND ADMINISTRATIVE EXPENSES          925,613           187,710          711,001              265
                                         -----------       -----------      -----------      -----------
NET PROFIT (LOSS) FROM OPERATIONS           (869,363)         (100,492)        (704,751)          23,115
INTEREST INCOME (EXPENSE)                        674              (257)             337             (106)
                                         -----------       -----------      -----------      -----------
NET LOSS BEFORE INCOME TAXES                (868,689)         (100,749)        (704,414)          23,009
PROVISION FOR INCOME TAXES                         -                 -                -                -
                                         -----------       -----------      -----------      -----------
NET PROFIT (LOSS)                        $  (868,689)      $  (100,749)        (704,414)          23,009
                                         ===========       ===========      ===========      ===========
NET LOSS PER SHARE                       $     (0.05)      $     (0.01)           (0.04)            0.00
                                         ===========       ===========      ===========      ===========
WEIGHTED AVERAGE OF COMMON SHARES
 OUTSTANDING                              15,826,343        14,445,018       15,826,343       14,445,018
                                         ===========       ===========      ===========      ===========

                See notes to consolidated financial statements.

                           SCORES HOLDING COMPANY INC
                    (FORMERLY INTERNET ADVISORY CORPORATION)
               CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY


                                                           Common Stock          Additional                         Total
                                                      ----------------------      Paid in       Accumulated     Stockholders
                                                        Shares       Amount       Capital         Deficit         Deficit
                                                      ----------     -------     ----------     ------------    ------------
Balance as of December 31, 2001 (audited)              4,601,794     $ 4,602      $      -      $   (87,901)     $ (83,299)
Issuance of shares resulting from the acquisition     10,000,000      10,000       (10,000)               -              -
Recapitalization resulting from the acquisition                -           -        10,000         (119,649)      (109,649)
Forward stock split                                      650,382         650          (650)                              -
Converted debt                                            15,000          15        14,985                -         15,000
Issuance of shares for services                          732,500         732       725,809                         726,541
Net loss                                                       -           -             -         (868,689)      (868,689)
                                                      ----------     -------      --------      -----------      ---------
Balance as of June 30, 2002 (unaudited)               15,999,676     $15,999      $740,144      $(1,076,239)     $(320,096)
                                                      ==========     =======      ========      ===========      =========

                See notes to consolidated financial statements.

                           SCORES HOLDING COMPANY INC
                    (FORMERLY INTERNET ADVISORY CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Six Months Ended June 30,
                                                             ---------------------------
                                                                2002            2001
                                                             -----------     -----------
                                                             (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (868,689)     $(100,749)
  Adjustments to reconcile net loss to net cash provided
   by (used) in operating activities:
    Depreciation                                                   6,500         71,676
    Converted debt                                                15,000              -
    Accounts receivable                                                -            (73)
    Interest receivable                                             (674)             -
    Prepitition debt                                                   -              -
    Post petition accrued expenses                                41,276              -
    Accounts payable and accrued expenses                         49,794       (791,475)
    Deposit payable                                                    -              -
    Debt restructuring                                                 -        867,242
    Deferred revenue                                                   -        (14,912)
                                                             -----------      ---------
NET CASH PROVIDED BY (USED) IN OPERATIONS                       (756,793)        31,709
                                                             -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of capital expenditures                            (72,089)             -
    Security deposits                                         (1,000,000)             -
                                                             -----------      ---------
NET CASH USED IN INVESTING ACTIVITIES                         (1,072,089)             -
                                                             -----------      ---------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Issuance of shares resulting from the acquisition             10,000              -
    Issuance of shares                                               732
    Additional paid in capital                                   725,809
    Recapitalization resulting from the acquisition             (119,649)             -
    Prepetition long term debt                                    (5,464)             -
    Loan payable                                                       -
    Loan payable - related party                               1,210,077              -
    Proceeds from officer loan                                         -        (30,500)
                                                             -----------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,821,505        (30,500)
                                                             -----------      ---------
NET DECREASE IN CASH                                              (7,377)         1,209
CASH, beginning of the period                                     18,626         21,031
                                                             -----------      ---------
CASH, end of the period                                      $    11,249      $  22,240
                                                             ===========      =========
Supplemental disclosures of cash flow information:
    Interest paid                                            $         -      $       -
    Taxes paid                                                         -              -
Non cash financing activities:
    Common stock issued for services                         $   726,541              -

                See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.


Note 2: Equity Transactions

During the first quarter the Company declared a forward 3 for 1 stock split for shares not owned by a principal shareholder. The forward stock split resulted in 650,382 shares of common stock being issued.

In March 2002, the Company issued 15,000 shares of common stock at $1.00 per share for an outstanding legal debt.

In April 2002, the Company issued 12,500 shares of common stock for an outstanding consulting fee.

In April 2002, the Company issued 60,000 shares of common stock for an outstanding legal debt.

In April 2002, the Company issued 400,000 shares of common stock for an outstanding consulting fee.

In June 2002, the Company issued 60,000 shares of common stock for an outstanding consulting fee.

In June 2002, the Company issued 200,000 shares of common stock for an outstanding legal debt.


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

On July 10, 2002, the Company transferred its data center assets located at 2455 East Sunrise Blvd., Fort Lauderdale, Florida to Worldwide Connect, Inc., pursuant to an installment sale arrangement between the Company and Worldwide Connect Inc., and Lonnie Divine, the principal of Worldwide Connect. The assets consist of bay routers and computer hardware equipment previously utilized by the Company in its Internet operations. In connection with the sale, Worldwide Connect will make 24 monthly payments to the Company in the aggregate amount of $200,000 followed by a nominal payment of $100 to complete the purchase. The Company will pay the rental obligation to the landlord through the termination of the lease, February 28, 2003. The rental obligation, including security deposit of $666.67 per month is $6,184.43 per month. The security deposit will be returned to the Company upon termination of the lease. The sale of the data center assets concludes the Internet related business for the Company and allows the Company to devote all of its resources to its proposed adult entertainment business.


Note 5: Loan payable - related party

The Company borrowed $1,210,077 from six related party entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On March 11, 2002 we entered into an Acquisition Agreement with Go West Entertainment Inc., a New York corporation ("Go West"), and the shareholders of Go West. Pursuant to the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of Go West from the Go West Shareholders, making Go West a wholly owned subsidiary of ours in exchange for 10,000,000 shares of our restricted common stock. Our unaudited consolidated financial statements as of June 30, 2002 and for the six-month period ended June 30, 2002 reflect such acquisition.


RESULTS OF OPERATIONS

     For the three-month period ended June 30, 2002 and June 30, 2001, we had revenues of $6,250 and $56,749, respectively. For the six-month period ended June 30, 2002 and June 30, 2001, we had revenues of $56,250 (all of which were attributable to our month to month contract with Scores Entertainment, Inc., a related party) and $175,979, respectively. The decrease in revenue was attributable to the Internet operations being ceased in the beginning of the second quarter. Our cost of goods sold was $0 for the three-month period ended June 30, 2002 and $33,369 for the three-month period ended June 30, 2001, respectively. Our cost of goods sold was $0 for the six-month period June 30, 2002 and $88,761 for the six-month period ended June 30, 2001. The decrease in cost of goods sold was attributable to the Internet operations being ceased in the beginning of the second quarter. We incurred general and administrative expenses of $704,751 for the three-month period ended June 30, 2002 and $265 for the three-month period ended June 30, 2001. We incurred general and administrative expenses of $869,363 for the six-month period ended June 30, 2002 and $187,710 for the six-month period ended June 30, 2001. The increase in general and administrative expenses was primarily attributable to legal and consulting expenses incurred by Go West. For the three-month period ended June 30, 2002, we had a net loss of $704,414 or approximately $.04 per share as compared to a net profit of $23,009, for the three-month period ended June 30, 2001. For the six-month period ended June 30, 2002, we had a net loss of $868,689 or approximately $.05 per share as compared to a net loss of $100,749 or approximately $.01 per share for the six-month period ended June 30, 2001. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of goods sold. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, payroll taxes, postage, professional fees, telephone and travel.


LIQUIDITY AND CAPITAL RESOURCES

     We have incurred losses since the inception of our business. Our net loss of $868,689 for the six-month period is primarily due to the inclusion of Go West operating expenses. Since our inception, we have been dependent on acquisitions and funding from lenders and investors to conduct operations. As of June 30, 2002 we had an accumulated deficit of $1,076,239. As of June 30, 2002, we had total current assets of $21,923 and total current liabilities of $1,452,138 or negative working capital of $1,430,215. At December 31, 2001, we had total current assets of

$28,626 and total current liabilities of $150,991 or negative working capital of $122,365. We currently have no material commitments for capital expenditures other than those related to the renovation of our leased property at 533-535 West 27th Street, New York, New York, (the "Leased Property") at which we intend to operate an adult entertainment nightclub commencing during the fourth quarter of 2002. The increase in the amount of our negative working capital is primarily attributable to payables incurred in connection with payment of the security deposit on the Leased Property, including payables due to related parties. We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash, which would require us to seek financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our adult entertainment nightclub business.


                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 3, 2002 we issued 12,500 shares of our restricted common stock to Monte Weiner in consideration of $12,500 in consulting fees. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

     On April 16, 2002 we issued an aggregate of 400,000 shares of our restricted common stock to 7 persons in consideration of $400,000 in consulting fees. All of these issuances were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

     On April 3, 2002 we issued 10,000,000 shares of our restricted common stock to Interauditing Srl pursuant to a Collateral Loan Agreement in which the shares were issued to collateralize a loan. Due to an administrative problem that prevented the loan from being made, on May 10, 2002 the shares were returned and cancelled. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

     On May 10, 2002 we issued an aggregate of 10,000,00 shares of our restricted common stock to Richard Goldring, Elliot Osher and William Osher, the 3 former shareholders of Go West Entertainment Inc. ("Go West"), pursuant to the March 11, 2002 Acquisition Agreement among us, Go West and the Go West shareholders, in consideration for all of the issued and outstanding capital stock of Go West. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

     On June 24, 2002 we issued 60,000 shares of our restricted common stock to 3rd Millenium Management, LLC, our financial public relations firm in consideration of $60,000 in consulting fees. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

     No other restricted equity securities were sold by us during the period covered by this Report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 23, 2002, stockholders holding 10,891,668 (approximately 69.2%) of our outstanding common shares consented in writing to amend our certificate of incorporation to change our name to Scores Holding Company Inc. On July 9, 2002, following the mailing of a Definitive Information Statement to shareholders of recording as at May 23, 2002, the name change was effected by the filing of a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     (b)  Reports on Form 8-K

     During the period covered by this Report on May 29, 2002, we filed a Current Report on Form 8-K/A dated March 11, 2002. Item 7 of the Form 8-K/A contained audited and pro forma financial statements respecting Go West Entertainment Inc., a company acquired by us on March 11, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        Scores Holding Company Inc.



Dated: August 14, 2002                  By: /s/ Richard Goldring
                                            ------------------------------------
                                            Richard Goldring
                                            President, Chief Executive and
                                            Financial Officer


     The undersigned, the Chief Executive and Accounting Officer of the Registrant, certifies that this Report complies with all of the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated:  August 14, 2002                 By: /s/ Richard Goldring
                                            ------------------------------------
                                            Richard Goldring