Form 10QSB
period 2002-09-30
SCORES HOLDING CO INC
filed 2002-11-20
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:    September 30, 2002
                                                 ----------------------

    [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

      For the transition period from ________________ to __________________

                         Commission file number 0-16665


                           Scores Holding Company Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                    Utah                              87-042 6358
         ------------------------------              --------------
        (State or other jurisdiction                 (IRS Employer
      of incorporation or organization)           Identification No.)


                     150 E. 58th Street, New York, NY 10022
                     --------------------------------------
                    (Address of principal executive offices)

                                 (212) 421-8480
                          -----------------------------
                           (Issuer's telephone number)


               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
20,476,130 as of November 15,  2002
-----------------------------------

     Transitional Small Business Disclosure Format (check one). Yes    ; No X
                                                                   ----    ----

                           Scores Holding Company Inc.
                               September 30, 2002
                         Quarterly Report on Form 10-QSB


                                Table of Contents
                                                                                                            Page
Special Note Regarding Forward Looking Statements.............................................................3


                         PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements................................................................................4
Item  2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............14
Item  3.  Controls and Procedures............................................................................16

                           PART II - OTHER INFORMATION

Item  2.  Changes in Securities and Use of Proceeds..........................................................16
Item  5.  Other Information..................................................................................19
Item  6.  Exhibits and Reports on Form 8-K...................................................................20







                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                              Page
                                                                                                           ----

         Consolidated Balance Sheets as of September 30, 2002
            and December 31, 2001............................................................................5

         Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and September 30, 2001..................................................6

         Consolidated Statement of Stockholders' Deficiency for the nine months ended September 30, 2002.........................................................................7

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2002 and September 30, 2001...........................................................8

         Notes to Consolidated Financial Statements..........................................................9


                 SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
                    (FORMERLY INTERNET ADVISORY CORPORATION)
                           CONSOLIDATED BALANCE SHEET


                                                                 September 30,          December 31,
                                                                      2002                 2001
                                                                -----------------  --------------------
                                                                    (unaudited)         (audited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
 Cash                                                           $        147,339   $            18,626
 Notes Receivable                                                         10,000                10,000
 Interest Receivable                                                       1,011                     -
                                                                -----------------  --------------------
Total Current Assets                                                     158,350                28,626

FURNITURE AND EQUIPMENT, NET                                             129,899                48,763
TRADEMARK, NET                                                           222,000                     -
FINANCE COSTS, NET                                                       128,083                     -
REORGANIZATION VALUE IN EXCESS OF AMOUNTS
ALLOCABLE TO IDENTIFIABLE ASSETS                                           9,814                 9,814

OTHER ASSETS:
 Security Deposits                                                     1,002,667                 2,667
 Due from Related Party                                                  600,000                     -
                                                                -----------------  --------------------
                                                                $      2,250,813   $            89,870
                                                                =================  ====================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
 Current portion of prepetition debt                             $        14,991   $            14,991
 Current portion of prepetition long term debt - related party             6,875                 6,875
 Related party payable                                                   179,767                35,000
 Accounts payable and accrued expenses                                   210,742                94,125
                                                                -----------------  --------------------
Total Current Liabilities                                                412,375               150,991

PREPITITION LONG TERM DEBT                                                16,714                22,178

Notes Payable                                                          1,008,833                     -

Convertible Debentures, Net of Discount                                  851,332                     -

STOCKHOLDERS' DEFICIENCY
 Common stock, $.001 par value; 50,000,000 shares authorized,
  19,739,285 and 4,601,794 issued and outstanding,
  respectively                                                            19,739                 4,602
Additional paid-in capital                                             2,183,687                     -
Deficit accumulated during development stage                          (2,241,867)              (87,901)
                                                                -----------------
 Total Stockholder's deficiency                                          (38,441)              (83,299)
                                                                -----------------  --------------------
                                                                $      2,250,813   $            89,870
                                                                =================  ====================



                See Notes to consolidated financial statements.

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
                    (FORMERLY INTERNET ADVISORY CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                      Nine  Months  Ended  September  30,  Three  Months  Ended  September  30,
                                      ------------------------------------ ------------------------------------
                                           2002             2001                  2002              2001
                                      ---------------  ------------------- -----------------  -----------------
                                         (unaudited)        (unaudited)       (unaudited)        (unaudited)
NET SALES                             $       768,750   $      252,227      $     712,500      $    76,248

COST OF GOODS SOLD                                  -           89,290                  0              529
                                      ---------------  ------------------- -----------------  -----------------
GROSS PROFIT                                  768,750          162,937            712,500           75,719

GENERAL AND ADMINISTRATIVE EXPENSES         1,747,448          277,150            798,211           89,440
                                      ---------------  ------------------- -----------------  -----------------
NET PROFIT (LOSS) FROM OPERATIONS           (978,698)         (114,213)           (85,711)         (13,721)

INTEREST INCOME (EXPENSE )                (1,019,059)             (257)        (1,013,716)               -
                                      ---------------  ------------------- -----------------  -----------------
NET LOSS BEFORE INCOME TAXES              (1,997,757)         (114,470)        (1,099,427)         (13,721)

PROVISION FOR INCOME TAXES                        -                  -                  -                -
                                      ---------------  ------------------- -----------------  -----------------
NET PROFIT (LOSS)                        (1,997,757)          (114,470)        (1,099,427)         (13,721)
                                      ===============  =================== =================  =================

NET LOSS PER SHARE                            (0.14)             (0.01)             (0.06)           (0.00)
                                      ===============  =================== =================  =================
WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                              14,224,355         14,445,018         18,246,212       14,445,018
                                      ===============  =================== =================  =================

                See Notes to consolidated financial statements.

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
                    (FORMERLY INTERNET ADVISORY CORPORATION)
               CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY

                                                  Common Stock          Additional                          Total
                                             -----------------------     Paid in          Accumulated     Stockholders
                                              Shares      Amount         Capital           Deficit          Deficit
                                             ----------  -----------  ----------------  ---------------- ----------------

Balance as of December 31, 2001 (audited)     4,601,794  $     4,602  $             -   $       (87,901)  $   (83,299)

Issuance of shares resulting from the
   Go West acquisition                       10,000,000       10,000          (10,000)                -             -

Recapitalization resulting from the
   Go West acquisition                               -            -            10,000          (119,649)     (109,649)

Forward stock split                            650,382          650             (650)                               -

Converted debt                                 754,609          755          164,386                  -       165,141

Issuance of shares for services                732,500          732          725,809                          726,541

Beneficial conversion - Debentures                                         1,000,000                        1,000,000

Issuance of shares resulting from
   the HEIR acquisition                      3,000,000        3,000                -                 -          3,000

Recapitalization resulting from the
   HEIR acquisition                                  -            -                -           (36,560)       (36,560)

Issuance of warrants in connection with
   license agreement                                                         294,142                          294,142

Net loss                                             -            -                -        (1,997,757)    (1,997,757)
                                           ------------  -----------  ----------------  ---------------- ----------------
Balance as of
   September 30, 2002 (unaudited)           19,739,285    $  19,739      $ 2,183,687     $  (2,241,867)  $    (38,441)
                                           ============  ============ ================  ================ ================

                See Notes to consolidated financial statements.

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
                    (FORMERLY INTERNET ADVISORY CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                  Nine Months Ended September 30,
                                                         --------------------------------------------------
                                                                    2002                      2001
                                                         --------------------------  ----------------------
                                                                 (unaudited)              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $              (1,997,757)  $            (114,470)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activites:
Depreciation & Amortization                                                 35,250                 107,514
Converted debt                                                             165,141                       -
Accounts receivable                                                              -                     (73)
Interest receivable                                                         (1,011)                      -
Accounts payable and accrued expenses                                      116,618                (791,475)
Debt restructuring                                                               -                 890,641
Deferred revenue                                                                 -                 (17,636)
                                                         --------------------------  ----------------------
NET CASH PROVIDED BY (USED) IN OPERATIONS                               (1,681,759)                 74,501
                                                         --------------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital expenditures                                          (97,636)                      -
Purchase of trademark                                                     (240,750)
Security deposits                                                       (1,000,000)                   (221)
                                                         --------------------------  ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                   (1,338,386)                   (221)
                                                         --------------------------  ----------------------

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from notes payable                                              1,008,833
Issuance of Debentures                                                   1,001,332
Additional paid in capital                                               1,599,390
Prepetition long term debt                                                  (5,464)                      -
Due from related party                                                    (600,000)
Loan payable - related party                                               144,767                       -
Proceeds from officer loan                                                       -                 (30,500)
                                                         --------------------------  ----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                3,148,857                 (30,500)
                                                         --------------------------  ----------------------

NET DECREASE IN CASH                                                       128,713                  43,780

CASH, beginning of the period                                               18,626                  21,031
                                                         --------------------------  ----------------------

CASH, end of the period                                                   147,339                 64,811
                                                         ==========================  ======================


Supplemental disclosures of cash flow information:
Interest & Taxes paid                                    $                       -   $                   -
Non cash financing activities:
  Common stock issued for services                       $                 726,541                       -


                 See Notes to consolidated financial statements

                  Scores Holding Company Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements
                                   (Unaudited)


PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements


Note 1: Basis of Presentation
------

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.


Note 2: Equity Transactions
------

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

In August 2002, the Company issued 3,000,000 shares in connection with the acquisition of Heir, Inc.

In September 2002, the Company issued 739,609 shares of common stock in exchange for the conversion of $150,000 of debenture principal.

Note 3: Acquisition
------

Go West - On March 11, 2002 the Company  exchanged  10,000,000 shares of capital
-------
stock for all of the outstanding stock of Go West Entertainment, Inc. (Go West) whose primary asset is a lease on New York City retail space with a deposit of $750,000. Go West has had no operations. Due to related management and ownership of both Internet Advisory and Go West, for accounting purposes the transaction has been treated as a transaction between entities under common control as described in paragraphs D11 to D18 of Financial Accounting Standard 141 - Business Combinations. The acquisition has been recorded as of January 1, 2002 using the carrying values of the assets of each company as of that date. The statements of operations and cash flows represent the operations of both companies' from January 1, 2002.

HEIR - On August 13, 2002,  the Company,  Scores  Acquisition  Corp., a Delaware
----
corporation and wholly-owned subsidiary of the Company (the "SAC") entered into a merger agreement with HEIR Holding Co. Inc. ("HEIR"), whereby SAC was merged with and into HEIR, which is the surviving corporation under the name Scores Licensing Corp. ("SLC"). SLC remains a wholly-owned subsidiary of the Company. As part of the merger, 3,000,000 shares of the Company's common stock were exchanged for 3,000,000 shares of HEIR's common stock. The merger is treated as a tax-free exchange pursuant to Section 351 of the Internal Revenue Code of 1986. In connection with the merger, the Company obtained $1,000,000 from an investor for a promissory note. HEIR also obtained $1,000,000 from the same investor for 1% Convertible Debentures ("HEIR $1 Million Debt"). Pursuant to the merger, HEIR $1 Million Debt is exchanged for $1,000,000 of Convertible Debentures of the Company (the "$1 Million Debt"). The $1 Million Debt is identical in all material respects to the HEIR $1 Million Debt.

Because the two companies have shareholders in common and common management, the merger has been treated as an exchange of shares between entities under common control as indicated in Paragraph D12 of Financial Accounting Standard 141. Accordingly, the bases of the assets and liabilities have been carried forward to the merged company.

Note 4. Real Estate Lease
-------

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

Note 5: Loan payable - related party
------

The Company borrowed $179,767 from related party entities.

Note 6: Debentures
------

The terms of the $1,000,000 convertible debentures are as follows:

     - The debentures mature on August 6, 2007 and bear interest at 1% per annum and accrue until paid.
     - The dentures are convertible at the option of the holder into common stock at the lesser of (a) $1.15 or 65% of the average of the closing bid prices for the five trading days prior to the conversion date or 50% of the average of the three lowest closing bid prices for the forty trading days prior to the conversion date.
     - The Company may redeem the outstanding debentures at any time for a price of 140% of the unconverted amount of the debentures plus accrued interest.

Note 7: Agreements
-------

Employment Agreement
--------------------

Effective July 1, 2002, the Company entered into a ten-year employment agreement with its president. The agreement provides for an initial annual salary of $260,000 that will increase to $520,000 upon the opening of the Club, as defined, as well as other benefits.

License Agreement
-----------------

Effective July 1, 2002,  the entered into an  Intellectual  Property  Assignment
Agreement with Scores Entertainment, Inc. ("Assignor") under which Assignor agreed to assign and transfer to the Company all of its rights to Diamond Dollars program and system, including its trademark rights to the Diamond Dollar name. In consideration for the assignment, the Company will issue to the Assignor 700,000 restricted shares of its common stock ("Shares") and the Company issued a five-year warrant to purchase 350,000 restricted shares of its common stock at an exercise price of $3.50 per share ("Warrant") and has agreed to pay to Assignor 25% of all revenues generated from the licensing of the use of the Dollar Diamond Rights until November 2003 ("Royalty Fee"). The Company has yet to issue the Shares but expect to do so shortly. The Company has recorded a Royalty Fee of $175,000 during the period ended September 30, 2002. The Warrant is valued under the Black-Scholes method at $0.84 per share. Accordingly, the Company recorded a license fee of $294,142 during the period ended September 30, 2002.

Note 8 - Subsequent Event
------

On November 14, 2002, the Company entered into a modification agreement of on certain Loan Agreements relating to the HEIR acquisition. The Modification Agreement modifies various terms of the original agreement (see Part II - Other Information for more details).

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On March 11, 2002 we entered into an Acquisition Agreement with Go West Entertainment Inc., a New York corporation ("Go West"), and the shareholders of Go West. Pursuant to the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of Go West from the Go West Shareholders, making Go West a wholly owned subsidiary of ours in exchange for 10,000,000 shares of our restricted common stock. Our unaudited consolidated financial statements as of September 30, 2002 and for the nine-month period ended September 30, 2002 reflects such acquisition.

     On August 13, 2002, the Company, Scores Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "SAC") entered into a merger agreement with HEIR Holding Co. Inc. ("HEIR"), whereby SAC was merged with and into HEIR, which is the surviving corporation under the name Scores Licensing Corp. ("SLC"). SLC remains a wholly-owned subsidiary of the Company. As part of the merger, 3,000,000 shares of the Company's common stock were exchanged for 3,000,000 shares of HEIR's common stock. Our unaudited consolidated financial statements as of September 30, 2002 and for the nine-month period ended September 30, 2002 reflects such acquisition.

RESULTS OF OPERATIONS

     For the three-month period ended September 30, 2002 and September 30, 2001, we had revenues of $712,500 and 76,248, respectively. For the nine-month period ended September 30, 2002 and September 30, 2001, we had revenues of $768,750 and $252,227, respectively. The increase in revenue was attributable to the Internet operations being ceased in the beginning of the second quarter and the intellectual property assignment agreement between the Company and Scores Entertainment Inc. in regard to the revenues generated from sales of the Diamond Dollar Rights at the Scores Showroom. Our cost of goods sold was $0 for the three-month period ended September 30, 2002 and 529 for the three-month period ended September 30, 2001, respectively. Our cost of goods sold was $0 for the nine-month period September 30, 2002 and $89,290 for the nine-month period ended September 30, 2001. The decrease in cost of goods sold was attributable to the Internet operations being ceased in the beginning of the second quarter. We incurred general and administrative expenses of $798,211 for the three-month period ended September 30, 2002 and $89,440 for the three-month period ended September 30, 2001. We incurred general and administrative expenses of $1,747,448 for the nine-month period ended September 30, 2002 and $277,150 for the nine-month period ended September 30, 2001. The increase in general and administrative expenses was primarily attributable to legal & consulting expenses incurred by GoWest as well as initial operating costs such as rent and licensing fees. For the three-month period ended September 30, 2002, we had a net loss of $1,099,427 or approximately $.06 per share as compared to a net loss of $13,721, for the three-month period ended September 30, 2001. For the nine-month period ended September 30, 2002, we had a net loss of $1,997,757 or approximately $.14 per share as compared to a net loss of $114,470 or approximately $.01 per share for the nine-month period ended September 30, 2001.

We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense were classified as cost of goods sold. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, payroll taxes, postage, professional fees, rent, telephone and travel.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred losses since the inception of our business. Our net loss of $1,997,757 for the nine-month period is primarily due to the inclusion of Go West operating expenses plus the beneficial conversion interest charge, which occurred when the debentures were issued as well as the licensing fee. Since our inception, we have been dependent on acquisitions and funding from lenders and investors to conduct operations. As of September 30, 2002 we had an accumulated deficit of $2,241,867. As of September 30, 2002, we had total current assets of $158,350 and total current liabilities of $412,375 or negative working capital of $254,025. At December 31, 2001, we had total current assets of $28,626 and total current liabilities of $150,991 or negative working capital of $122,365. We currently have no material commitments for capital expenditures other than those related to the renovation of our leased property at 533-535 West 27th Street, New York, New York, (the "Leased Property") at which we intend to operate an adult entertainment nightclub commencing during the fourth quarter of 2002. The increase in the amount of our negative working capital is primarily attributable to payables incurred in connection with payment of the security deposit on the Leased Property, including payables due to related parties. We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash, which would require us to seek financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our adult entertainment nightclub business.

ITEM 3. CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 13, 2002 we  completed  a  triangular  merger  with HEIR  Holding
Company Inc., a Delaware corporation ("HEIR"), and Scores Acquisition Corp. ("SAC"), a Delaware corporation and wholly owned subsidiary of ours. The merger was based upon an August 7, 2002 Agreement and Plan of Merger among the parties. Pursuant to the merger (i) SAC was merged with and into HEIR; (ii) the HEIR shareholders exchanged all of their HEIR shares, constituting all of the issued and outstanding capital stock of HEIR, for an aggregate of 3,000,000 shares of our restricted common stock making HEIR a wholly owned subsidiary of ours; and
(iii) HEIR, the surviving corporation in the merger, changed its name to Scores Licensing Corp. The HEIR shareholders were Richard Goldring, Elliot Osher and William Osher, each of whom is an affiliate of ours. The determination of the number of shares of our stock to be exchanged for the HEIR shares was based upon the valuation given to HEIR's assets in an arms length transaction in which HEIR had previously acquired such assets. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     Immediately, prior to the merger, HEIR completed a $1,000,000 financing transaction pursuant to Rule 504 of Regulation D of the General Rules and Regulations under the Securities Act of 1933 as amended pursuant to an August 7, 2002 Convertible Debenture Purchase Agreement (the "HEIR Purchase Agreement") between HEIR and an accredited Colorado investor (the "Investor"). In connection therewith, HEIR sold a 1% $1,000,000 convertible debenture due August 6, 2007 (the "HEIR Debenture") to the Investor. The unpaid principal amount of the HEIR Debenture was convertible into unrestricted shares of HEIR common stock to be held in escrow pending the repayment or conversion of the HEIR Debenture. Pursuant to the merger, we assumed all obligations of HEIR under the HEIR Debenture and issued the holder thereof our 1% $1,000,000 convertible debenture due August 6, 2007 (the "First Debenture") in exchange for the HEIR Convertible Debenture. Upon exchange, the HEIR Debenture was cancelled. The material terms of the First Debenture are identical to the terms of the HEIR Debenture, except that the unpaid principal amount of the First Debenture is convertible into unrestricted shares of our common stock (the "Common Shares"), rather than shares of HEIR common stock. The per share conversion price for the First Debenture in effect on any conversion date is the lesser of (a) $1.15 or sixty-five percent (65%) of the average of the closing bid prices per share of our common stock during the five (5) trading days immediately preceding August 13, 2002 or (b) fifty percent (50%) of the average of the three (3) lowest closing bid prices per share of our common stock during the forty (40) trading days immediately preceding the date on which the holder of the First Debenture provides the escrow agent with a notice of conversion. The number of shares of our common stock issuable upon conversion is also subject to anti-dilution provisions. In connection therewith on or about August 13, 2002, an aggregate of 6,000,000 shares of our common stock without restrictive legends (the "Conversion Shares"), were issued in escrow, in the name of the Investor, to cover future conversions, if any, of the First Debenture. Unless and until converted, Investor has no voting or other ownership rights in any of the Conversion Shares and these shares are not treated by us as being issued and outstanding. On September 9, 2002 the Investor converted $150,000 of principal due on the First Debenture and $140.63 in related interest at a conversion price of $.203 per share into 739,609 Conversion Shares. Subsequent to the period covered by this Report, on October 23, 2002 the Investor converted an additional $75,000 of principal and $158.22 of related interest at a conversion price of $.102 per share into 736,845 Conversion Shares. During the period subsequent to this Report, on or about October 30, 2002, an additional 3,074,493 Conversion Shares were issued and delivered into escrow.

     Immediately prior to the merger, we also entered into a loan transaction with the Investor in which we borrowed the sum of $1,000,000, pursuant to a Loan Agreement and Promissory Note dated as of August 7, 2002 (collectively the "Loan Agreement"). The outstanding balance of the borrowed amount bears interest at the rate of 6% per annum, payable annually. The principal balance and unpaid interest are due on August 7, 2007. The Loan Agreement provides that if during the five year term of the loan at least 8,000,000 shares of our common stock are publicly traded, then we may, at our option, repay the remaining principal and interest on the loan by issuing to Investor a warrant to purchase 100,000 shares of our common stock at an exercise price equal to 75% of the average of the three lowest trading prices of our stock during the 40 day period immediately preceding the maturity date of the Loan Agreement.

     On August 13, 2002 we entered into a financing transaction in which we received a firm commitment from a private equity fund for the purchase of a $2,000,000 convertible debenture from us (the "Second Debenture"). Subsequent to the period covered by this Report, on November 14, 2002 we entered into a modification agreement which, as more fully described below, will result in the Second Debenture not being issued and the termination of the parties respective rights and obligations under the Second Debenture and related Convertible Debenture Purchase Agreement dated August 7, 2002 (the "Debenture Purchase Agreement") other than our obligation to issue the Termination Warrant provided for in the Debenture Purchase Agreement.

     Pursuant to the modification agreement and Debenture Purchase Agreement, the equity fund will be provided with a termination warrant (the "Termination Warrant") entitling it to receive 500,000 restricted shares of our common stock at a price of $.01 per share, subject to adjustment based upon anti-dilution provisions contained therein. Piggyback registration rights apply to the shares underlying the Termination Warrant.

     In connection with the proposed financing transaction, on or about August 13, 2002 an aggregate of 6,750,000 of our restricted shares were issued in the name of the equity fund and delivered into escrow. Unless and until the securities to which they relate are converted or exercised the equity fund has no voting or other ownership rights in any of the shares and these shares are not treated by us as being issued and outstanding. 6,000,000 of these shares were issued to cover conversions of the Second Debenture. 250,000 of these shares were issued to cover the exercise of a warrant which was to be issued to the equity fund in the financing transaction. 500,000 of these shares were issued to cover the exercise of the Termination Warrant. All of these shares are presently in escrow. These 6,750,000 shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended. As a result of the modification agreement, 6,250,000 of the escrowed shares will be cancelled.

     On November 14, 2002, we entered into a modification agreement (the "Modification Agreement") of the Loan Agreement, HEIR Purchase Agreement, First Debenture, Debenture Purchase Agreement and Second Debenture. Under the Modification Agreement, the Investor and we agreed to rescind the conversion of $75,000 of principal and related interest of the First Debenture made on October 23, 2002. This was done by adding $55,000 back to the principal amount of the First Debenture and by the Investor agreeing to return to us 546,845 of the Conversion Shares received from the October 23, 2002 conversion and now held by the Investor. The Investor has sold a total of 190,000 of the Conversion Shares received from the October 23, 2002 conversion in the open market, and the Investor will retain the proceeds of these sales.

     We  agreed  that we  would  prepay  the  outstanding  balance  of the  Loan
Agreement of $1,000,000 and the outstanding balance of the First Debenture of $830,000 owed to the Investor by making total payments of $2,470,000 as follows: one payment of $470,000 on November 15, 2002, and four payments of $500,000 each on December 15, 2002, February 15, 2003, March 15, 2003 and March 31, 2003. The payment of $470,000 would be applied to the debts as follows: $200,000 would reduce the principal amount of the Loan Agreement; $70,000 would be applied to interest and as a premium on the Loan Agreement; $150,000 would reduce the principal amount of the First Debenture; and, $50,000 would be applied to interest and as a premium on the First Debenture. Each of the $500,000 payments would be applied to the debts as follows: $200,000 would reduce the principal amount of the Loan Agreement; $70,000 would be applied to interest and as a premium on the Loan Agreement; $170,000 would reduce the principal amount of the First Debenture; and, $60,000 would be applied to interest and as a premium on the First Debenture. There is a grace period of 5 business days following the due date of each of these payments. In the event of a default, the Investor may exercise all of the remedies available to it under the terms of the Loan Agreement, the First Debenture and the Debenture Purchase Agreement.

     We agreed with the equity fund to the immediate delivery of the Termination Warrant with its piggyback registration rights to the equity fund, and it agreed to exercise the Termination Warrant immediately upon its receipt. This exercise will result in the issuance of 500,000 shares of our Common Stock for the exercise price of $5,000. The Common Stock issuable under the Termination Warrant will be delivered into escrow and will be released to the equity fund in five equal monthly distributions of 100,000 shares each, commencing one year after the date of the Modification Agreement. Except for this agreement concerning the Termination Warrant, the equity fund and we agreed to the termination of all of our respective rights and obligations under the Debenture Purchase Agreement and the Second Debenture, without any further performance or consideration required of the fund or us.

     Under the Modification Agreement, the Investor agreed to place into escrow 241,000 shares of our common stock held by it until June 30, 2003. Prior to the release of these shares of our common stock, we may exercise the right to purchase the shares at a price equal to 70% of the average market value of a share of our common stock during the 5 days prior to the scheduled release from escrow.

     Under the Modification Agreement, the Investor has agreed not to convert any principal amount of the First Debenture, provided that we do not default under any of our obligations under the Loan Agreement, First Debenture, HEIR Purchase Agreement or the Modification Agreement.

     We also agreed under the Modification Agreement to grant to the private equity fund a right of first refusal for one year in the event that we propose to license the use of the Scores or related trademarks in Japan. The private equity fund has the right to obtain such a license during this one year period on the same terms that we propose to grant such a license to any third party.

     As of July 1, 2002 we issued warrants to acquire 350,000 shares of our Common Stock at an exercise price of $3.50 per share with an expiration date of June 30, 2007 pursuant to a July 1, 2002 Intellectual Property Assignment Agreement. For a more detailed discussion of this Agreement see Item 5 below. The warrants were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

     Our adult entertainment nightclub to be operated under the "Scores" name at 533-535 West 28th Street, New York, NY is presently scheduled to open during the latter part of March 2003.

     Effective September 1, 2002, Elliot Osher and William Osher were appointed to our board of directors to fill the vacancies therein.

     Effective July 1, 2002 we entered into a ten year employment agreement with Richard Goldring our president and chief executive officer. The agreement provides for Mr. Goldring, in addition to his present duties, to serve as operations manager for the new "Scores" club to be operated at 533-535 West 28th Street, New York, NY (the "Club") and to assume primary responsibility for our licensing program. The agreement provides for an initial annual salary of $260,000 which will increase to $520,000 upon the opening of the Club as well as other benefits including, but not limited to, travel, automobile and living allowances, bonus eligibility and the right to participate in pension, health, and any other benefit programs which we may institute in the future. We are required by the agreement to obtain and maintain death and disability insurance on Mr. Goldring throughout the term of this agreement in the minimum amount of $5,000,000. The insurance has not yet been obtained by us. We are required by the agreement to apply the insurance proceed to the repurchase of Mr. Goldring's stock in our company following his death or disability, at a 20% discount from market. In the event the discounted value of such stock as at the date of death or disability is less than $1,000,000 Mr. Goldring or his estate, as the case may be, is entitled to receive $1,000,000 of the insurance proceeds. We may terminate the agreement for cause, following the effectiveness of which, Mr. Goldring's right to further compensation under the agreement shall cease. If the agreement is terminated by Mr. Goldring for good reason, or by us without cause, however, Mr. Goldring shall be entitled to receive all remaining base salary then due him under the agreement plus any previously unreimbursed travel, living or car expenses. He shall be further entitled to assume the related death and disability policy. Mr. Goldring may also terminate the agreement without good reason, following the effectiveness of which, his right to further compensation under the agreement shall cease. Notwithstanding the foregoing, in the event Mr. Goldring terminates the agreement without good reason more that three years and less than seven years after July 1, 2002, we shall be obligated to pay Mr. Goldring a $1,000,000 termination fee.

     Effective July 1, 2002, we entered into an Intellectual Property Assignment Agreement (the "Assignment Agreement") with Scores Entertainment, Inc. ("Assignor") under which Assignor agreed to assign and transfer to us all of Assignor's rights to the Diamond Dollars program and system, including its trademark rights to the Diamond Dollar name (the "Diamond Dollar Rights"). The Diamond Dollars program involves the sale of proprietary certificates that may be used at any Scores club to purchase food, drinks and entertainment. In consideration for the assignment and transfer to us of the Diamond Dollar Rights, we agreed to (i) issue to Assignor 700,000 restricted shares of our common stock (the "Shares"), (ii) issue to Assignor a warrant to acquire 350,000 shares of our common stock at an exercise price of $3.50 per share, with an expiration date of June 30, 2007, and (iii) pay to Assignor 25% of all revenues generated from our licensing of the use of the Dollar Diamond Rights at Assignor's Scores Showroom club until the date of termination of Assignor's lease of the Scores Showroom club in November 2003. We have yet to issue the Shares but expect to do so shortly.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     10.1 Employment Agreement between Registrant and Richard Goldring dated as of July 1, 2002

     10.2 Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Documents dated as of November 14, 2002

     10.3 Intellectual Property Assignment Agreement dated as of July 1, 2002

     10.4 Warrant to Purchase Common Stock dated as of July 1, 2002

     99.1 Certificate of Chief Executive Officer

     99.2 Certificate of Chief Financial Officer

(b)      Reports on Form 8-K

     On August 28, 2002 we filed a Current Report on Form 8K dated August 13, 2002. Item 2 thereof included disclosure respecting our acquisition of HEIR Holding Co., Inc. and related financing matters. Item 5 thereof included disclosure respecting a material loan, a material financing and the resignation of one of our officers/directors. Item 7 thereof contained related exhibits.

     On July 25, 2002 we filed a Current  Report on Form 8K dated July 10, 2002.
Item 2 thereof included disclosure respecting the sale of our data center assets. Item 7 thereof contained related exhibits.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    Scores Holding Company Inc.



Dated: November 18, 2002            By:  /s/Richard Goldring
                                       ----------------------------------------
                                         Richard Goldring
                                         President, Chief Executive Officer

                                 CERTIFICATIONS

     I, Richard Goldring, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Scores Holding Company, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;


     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date:  November 18, 2002    /s/Richard Goldring
                               --------------------------------------------
                               Name:  Richard Goldring
                               Title:    Principal Executive Officer

                                 CERTIFICATIONS

     I, David Silverman, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Scores Holding Company, Inc.;



     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Date:  November 18, 2002      /s/David Silverman
                               --------------------------------------------
                               Name:  David Silverman
                               Title: Principal Financial Officer