Form 10KSB
period 2002-12-31
SCORES HOLDING CO INC
filed 2003-04-23
CIK 831489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2002

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to ______________

                         Commission file number 0-16665
        -----------------------------------------------------------------

                          SCORES HOLDING COMPANY, INC.

        (Exact name of small business issuer as specified in its charter)

        Utah                                     87-0426358
--------------------------                   -----------------------
(State or other jurisdiction                        (IRS Employer
of incorporation or organization)                Identification No.)

533-535 West 27th Street, New York                        10001
------------------------------------------               ---------
(Address of principal executive offices)                (Zip Code)

                  Issuer's telephone number:                           (212) 868-4900
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

         State issuer's revenues for its most recent fiscal year.  $ 1,343,971

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days:

         As of March 17, 2003 there were 4,071,325 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on March 17, 2003 was $1,221,398 based on the average closing bid and asked price of our common stock on March 17, 2003, which was $.30 per share.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,304,325 shares of common stock, $,001 par value, as of March 17, 2003.

         Transitional Small Business Disclosure Format (check one):

         Yes          No    X
             -------     -------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS


Item Number and Caption                                                                   Page


Forward-Looking Statements..................................................................3


PART I

1.  Description of Business.................................................................3

2.  Description of Property.................................................................20

3.  Legal Proceedings.......................................................................20

4.  Submission of Matters to a Vote of Security Holders.....................................20


PART II

5.  Market for Common Equity and Related Stockholder Matters.................................20

6.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations................................................................22

7.  Financial
    Statements...............................................................................27

8.  Changes in and Disagreements with Accountants on Accounting and Financial
    Disclosure...............................................................................50
PART III

9.  Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16(a) of the Exchange Act........................................51

10. Executive Compensation...................................................................52

11. Security Ownership of Certain Beneficial Owners and Management...........................55

12. Certain Relationships and Related Transactions...........................................57

13. Exhibits, List and Reports on Form 8-K...................................................58

14. Controls and Procedures..................................................................61

                           FORWARD-LOOKING STATEMENTS

         Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

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

         On December 30, 1999, we entered into a Reorganization Agreement (the "Reorganization Agreement") with Richard K. Goldring, the sole stockholder of Sunrise Web Development, Inc., a Florida corporation ("Sunrise"), under which we issued 4,000,000 shares of our common stock to Mr. Goldring and his designees in exchange for 100% of the outstanding voting securities of Sunrise. Pursuant to the Reorganization Agreement, Sunrise became a wholly-owned subsidiary of ours. Mr. Goldring owned approximately 10.7% of our outstanding common stock prior to the completion of the Reorganization Agreement and approximately 37.5% of our outstanding common stock following completion. There were 9,345,018 shares of our common stock issued and outstanding prior to the completion of the Reorganization Agreement and 13,345,018 shares of our common stock issued and outstanding after completion.

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

         Pursuant to the Plan, the claims of our creditors and other interested parties were divided into six classes. Class 1 consisted of the unsecured claim of the lessor of our Fort Lauderdale, FL business premises with regard to certain rent obligations. Class 2 consisted of unsecured contract claims by certain bandwidth providers. Class 3 consisted of unsecured claims for less than $2,500. Class 4 consisted of other unsecured claims. Class 5 consisted of the equity interest claims by our shareholders. Class 6 consisted of the equity interest claims of our stock option holders. Administrative Expense and Priority Tax Claims were deemed not to be included by any class and were treated separately. Administrative Expense claims consisted primarily of certain unpaid post-petition rent obligations to the lessor of our Fort Lauderdale, FL premises, certain post-petition bandwidth contract obligations and certain professional fees and expenses authorized by the Bankruptcy Court. The Priority Tax Claims consisted of a claim by the Internal Revenue Service (the "IRS") in the amount of approximately $11,680 plus interest and penalties.

         The Plan, as modified, required certain payments to be made to all parties constituting classes 1-4 and to the IRS for the Priority Tax Claim. All payments have been made in full with respect to Classes 1-4. As of March, 2003 all installment payments due on the Priority Tax Claim have been made in a timely fashion. Pursuant to the Priority Tax Claim we are paying the IRS monthly payments of $161.71 over a 5-year period. Class 5 related to our shareholders and their treatment with regard to equity retention. Richard Goldring, our principal shareholder, and all equity holders that chose to make an additional equity contribution to us on or before November 30, 2001 (the "White Knight Electors") constituted the White Knight Class. Richard Goldring contributed $50,000 in exchange for retention of all of his equity interest in the Company. White Knight Electors were entitled to retain all or part of their equity interest in the Company on the basis of capital contributions of $1 per share. There was a sole White Knight Elector who made a capital contribution of $1,000 in exchange for full retention of 1,000 of his common shares. Pursuant to the Plan, all common stockholders other than the White Knight Class became subject to a 50 for 1 reverse stock split. Effective the close of business on January 2, 2002 the partial reverse stock split was effected. Pursuant thereto, all of our issued and outstanding shares of common stock on January 2, 2002, except for an aggregate of 4,401,000 shares held by members of the White Knight Class, were subjected to the reverse split. Immediately prior to the reverse split there were 14,445,018 shares issued and outstanding and immediately subsequent to the reverse split there were 4,601,794 shares issued and outstanding.

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

         On March 11, 2002 we entered into an Acquisition Agreement with Go West Entertainment Inc., a New York corporation ("Go West") and the shareholders of Go West (the "Go West Shareholders"). The Go West Shareholders were Richard Goldring, Elliot Osher and William Osher. Pursuant to the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of Go West from the Go West Shareholders, making Go West a wholly owned subsidiary of ours in exchange for 10,000,000 shares of our restricted common stock.

         Go West was formed on May 11, 2001 to establish, own and operate upscale adult entertainment nightclubs. The principal assets of Go West were a twenty year lease (the "Lease") on a building at 533-535 West 27th Street, New York, NY at which Go West intended to open an adult entertainment nightclub commencing in or about late May 2003 under the name "Scores West" and a license agreement (the "HEIR License Agreement") with HEIR Holding Co., Inc. a Delaware corporation ("HEIR"), presently known as Scores Licensing Corp. granting Go West the right to use the "Scores" name in New York City for up to three adult entertainment nightclubs. Subsequent to this transaction, as discussed below, we also acquired HEIR.

         The HEIR License Agreement between HEIR and Go West dated August 15, 2001, as amended on March 3, 2002, granted to Go West the right and license to use certain Scores trademarks in New York City in connection with the operation of up to three adult entertainment topless dance clubs and the retail sale of commercial merchandise, including tee-shirts, sweatshirts, sweat pants, jackets, baseball hats, key rings and other similar merchandise, from each club location. All merchandise sold pursuant to the License Agreement must be purchased from Heir at Heir's then current wholesale prices. The License Agreement also provided for an annual royalty payment of $520,000 to be paid by Go West to Heir. The term of the License Agreement continued until Go West ceases or discontinues the operation of Scores West.

         See the discussion below under "Go West "Unwinding" Transaction" for additional information on Go West.

         On July 9, 2002 we filed a Certificate of Amendment to our Certificate of Incorporation with the Utah Department of Commerce to change our name from The Internet Advisory Corporation to Scores Holding Company Inc. The change in name was made to reflect the change in our business direction from an Internet service company to a company intending to engage in the adult entertainment nightclub industry.

         The Internet Advisory Corporation, Go West, Heir and SEI are affiliated entities. Our president, chief operating officer, director and principal shareholder, Richard Goldring is an officer and director of Go West, an officer, director and shareholder of Heir and the operations manager for Scores Showroom.

Elliot Osher is an officer and director of Go West, and officer, director and shareholder of Heir and the director of club operations for Scores Showroom. William Osher is an officer and director of Go West, an officer, director and shareholder of Heir, and the day manager for Scores Showroom. With regard to our entry into this new field, we planned to leverage the adult entertainment nightclub experience of our management in an owner/operator business model in which we intended to both own and manage clubs. Pursuant thereto, we have engaged from time to time in negotiations to manage or takeover Scores Showroom. As we shifted the focus of our business, we decided to discontinue our existing ISP business.

         On August 13, 2002 we completed a triangular merger with HEIR and Scores Acquisition Corp. ("SAC"), a Delaware corporation and wholly owned subsidiary of ours. The merger was based upon an August 7, 2002 Agreement and Plan of Merger among the parties. Pursuant to the merger (i) SAC was merged with and into HEIR; (ii) the HEIR shareholders exchanged all of their HEIR shares, constituting all of the issued and outstanding capital stock of HEIR, for an aggregate of 3,000,000 shares of our restricted common stock making HEIR a wholly owned subsidiary of ours; and (iii) HEIR, the surviving corporation in the merger, changed its name to Scores Licensing Corp. The HEIR shareholders were Richard Goldring, Elliot Osher and William Osher, each of whom is an affiliate of ours; by reason of being officers, directors and principals shareholders of ours. Scores Licensing Corp. is the owner of all of the intellectual property rights to the "SCORES" trademark, name and brand. The determination of the number of shares of our common stock to be exchanged for the HEIR shares was based upon the valuation given to HEIR's assets in an arms length transaction in which HEIR had previously acquired such assets. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Subsequent to this transaction, Scores Licensing Corp. transferred its intellectual property rights to the "SCORES" trademark, name and brand to us.

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

         Immediately prior to the merger, we also entered into a loan transaction with the Investor in which we borrowed the sum of $1,000,000, pursuant to a Loan Agreement and Promissory Note dated as of August 7, 2002 (collectively the "Loan Agreement"). The outstanding balance of the borrowed amount bears interest at the rate of 6% per annum, payable annually. This loan is not convertible into our common stock. The principal balance and unpaid interest are due on August 7, 2007. The Loan Agreement provides that if during the five year term of the loan at least 8,000,000 shares of our common stock are publicly traded, then we may, at our option, repay the remaining principal and interest on the loan by issuing to Investor a warrant to purchase 100,000 shares of our common stock at an exercise price equal to 75% of the average of the three lowest trading prices of our stock during the 40 day period immediately preceding the maturity date of the Loan Agreement.

         On August 13, 2002 we entered into a financing transaction in which we received a firm commitment from a private equity fund for the purchase of a $2,000,000 convertible debenture from us (the "Second Debenture").

         On November 14, 2002 we entered into a Modification Agreement (the "First Modification Agreement") which, as more fully described below, resulted in the Second Debenture not being issued and the termination of the parties respective rights and obligations under the Second Debenture and related Convertible Debenture Purchase Agreement dated August 7, 2002 (the "Debenture Purchase Agreement") other than our obligation to issue the Termination Warrant provided for in the Debenture Purchase Agreement.

         Pursuant to the Debenture Purchase Agreement, the equity fund will be provided with a termination warrant (the "Termination Warrant") entitling it to receive 500,000 restricted shares of our common stock at a price of $.01 per share, subject to adjustment based upon anti-dilution provisions contained therein, in the event that the financing transaction did not close as a result of our actions. Piggyback registration rights apply to the shares underlying the Termination Warrant.

         In connection with the proposed financing transaction, on or about August 13, 2002 an aggregate of 6,750,000 of our restricted shares were issued in the name of the equity fund and delivered into escrow. Unless and until the securities to which they relate are converted or exercised the equity fund has no voting or other ownership rights in any of the shares and these shares are not treated by us as being issued and outstanding. 6,000,000 of these shares were issued to cover conversions of the Second Debenture. 250,000 of these shares were issued to cover the exercise of a warrant which was to be issued to the equity fund in the financing transaction. 500,000 of these shares were issued to cover the exercise of the Termination Warrant. These 6,750,000 shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended. As a result of the First Modification Agreement, 6,250,000 of the escrowed shares will be cancelled and 500,000 of these shares have been issued upon the exercise of the Termination Warrant.

         Under the First Modification Agreement, the Investor and we agreed to rescind the conversion of $75,000 of principal and related interest of the First Debenture made on October 23, 2002. This was done by adding $55,000 back to the principal amount of the First Debenture and by the Investor agreeing to return to us 546,845 of the Conversion Shares received from the October 23, 2002 conversion and now held by the Investor. The Investor has sold a total of 190,000 of the Conversion Shares received from the October 23, 2002 conversion in the open market, and the Investor will retain the proceeds of these sales.

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

         We agreed with the equity fund to the immediate delivery of the Termination Warrant with its piggyback registration rights to the equity fund, and it agreed to exercise the Termination Warrant immediately upon its receipt. This exercise resulted in the issuance of 500,000 shares of our Common Stock for the exercise price of $5,000. The Common Stock issuable under the Termination Warrant was delivered into escrow to be released to the equity fund in five equal monthly distributions of 100,000 shares each, commencing one year after the date of the Modification Agreement. Except for this agreement concerning the Termination Warrant, the equity fund and we agreed to the termination of all of our respective rights and obligations under the Debenture Purchase Agreement and the Second Debenture, without any further performance or consideration required of the fund or us.

         Under the First Modification Agreement, the Investor agreed to place into escrow 241,000 shares of our common stock held by it until June 30, 2003. Prior to the release of these shares of our common stock, we may exercise the right to purchase the shares at a price equal to 70% of the average market value of a share of our common stock during the 5 days prior to the scheduled release from escrow.

         Under the First Modification Agreement, the Investor has agreed not to convert any principal amount of the First Debenture, provided that we do not default under any of our obligations under the Loan Agreement, First Debenture, HEIR Purchase Agreement or the First Modification Agreement.

         We also agreed under the First Modification Agreement to grant to the private equity fund a right of first refusal for one year in the event that we proposed to license the use of the Scores or related trademarks in Japan. The private equity fund has the right to obtain such a license during this one year period on the same terms that we propose to grant such a license to any third party.

         Effective July 1, 2002, we entered into an Intellectual Property Assignment Agreement (the "Assignment Agreement") with Scores Entertainment, Inc. ("Assignor") under which Assignor agreed to assign and transfer to us all of Assignor's rights to the Diamond Dollars program and system, including its trademark rights to the Diamond Dollar name (the "Diamond Dollar Rights"). The Diamond Dollars program involves the sale of proprietary certificates that may be used at any Scores club to purchase food, drinks and entertainment. In consideration for the assignment and transfer to us of the Diamond Dollar Rights, we agreed to (i) issue to Assignor 700,000 restricted shares of our common stock (the "Shares"), (ii) issue to Assignor a warrant to acquire 350,000 shares of our common stock at an exercise price of $3.50 per share, with an expiration date of June 30, 2007, and (iii) pay to Assignor 25% of all revenues generated from our licensing of the use of the Dollar Diamond Rights at Assignor's Scores Showroom club until the date of termination of Assignor's lease of the Scores Showroom club in November 2003. The shares and warrants were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         On February 25, 2003, Scores entered into a Second Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Documents (the "Second Modification Agreement") with the Investor. The loan and debenture agreements and related documents between Scores and the Investor had previously been modified pursuant to a First Modification Agreement dated November 14, 2002.

         Under the First Modification Agreement, we agreed to prepay an aggregate of $1,830,000 principal amount of convertible debenture and nonconvertible debt held by the Investor by making periodic payments totaling $2,470,000. We had paid an aggregate of $970,000 of these periodic payments as of the date of the Second Modification Agreement. Under the terms of the Second

Modification Agreement, the principal amount of the convertible debenture becomes $555,000 and the principal amount of the nonconvertible debt becomes $555,000. Both the convertible debenture and nonconvertible debt are due on August 7, 2007. The per share conversion price of the convertible debt is the lesser of (a) $1.15 or sixty-five percent (65%) of the average of the closing bid prices per share of our common stock during the five (5) trading days immediately preceding August 13, 2002 or (b) fifty percent (50%) of the average of the three (3) lowest closing bid prices per share of the common stock during the forty (40) trading days immediately preceding the date on which the Investor gives a notice of conversion.

         The First Modification Agreement also provided that the Investor agreed to exercise a warrant to acquire 500,000 shares of Registrant's common stock for the aggregate exercise price of $5,000, with the shares to be held in escrow until November 14, 2003. Under the terms of the Second Modification Agreement, these shares were released to the Investor. These shares are restricted shares under the Securities Act of 1933. The Investor has "piggyback" registration rights in the event that we file a registration statement with the Securities and Exchange Commission.

         Under the First Modification Agreement, the Investor agreed to place 241,000 unrestricted shares of Registrant's common stock into escrow until their release on June 30, 2003. We had the option to purchase these shares at a price equal to seventy percent (70%) of their market price as of the release date. Under the Second Modification Agreement, these shares were released to the Investor and our option was terminated.

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

         In connection with the Loan Agreement, on April 9, 2002 we delivered 10,000,000 shares of our restricted common stock to Interauditing. On April 12, 2002 we were notified by Interauditing of an administrative issue relating to the loan that would delay delivery of loan proceeds to us for at least several weeks. As the result thereof, we terminated the Loan Agreement and obtained the return of the Stock. Upon return, the Stock was cancelled and returned to the status of authorized but unissued shares.

         In October 2002, we entered into a Marketing Services Compensation Agreement with 3rd Millennium Management to pay for marketing services. We agreed to pay for the services with the issuance of 60,000 shares of our common stock in June 2002 and by issuing 50,000 additional shares of common stock. We also issued a five year warrant to acquire 50,000 shares of common stock at an exercise price of $.75 per share. We have yet to issue all of the shares but expect to do so shortly. The shares and warrants will be issued in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

         On November 7, 2002, December 15, 2002 and January 7, 2003, we borrowed $100,000, $25,000 and $100,000 respectively, from a private lender. Interest of 10% per annum is payable on the outstanding balance of principal commencing April 1, 2003. Thereafter, principal and interest are be payable monthly over a three year period.

         On October 2002, we borrowed $200,000 from a private lender. This loan is repayable in fourteen weekly installments commencing on March 10, 2003. The first thirteen installments are $15,000 each. The last installment is $5,000. The loan does not bear interest.

         In March, 2003, we entered into an Advisory Agreement with Maximum Ventures Inc. and Jackson Steinem, Inc. (collectively the Advisor). Under this Agreement, the Advisor will serve as our business advisor with respect to financings, strategic planning, mergers and acquisitions, and business development. The services will be rendered on a non-exclusive basis for a two
(2) year period, which is renewable upon written agreement for additional six-month periods. We have agreed to pay the Advisor an Advisory Fee consisting of (i) 976,364 shares of our common stock (each such transfer of shares being an "Advisory Fee") upon execution of the Agreement, (ii) an Advisory Fee upon full conversion of our outstanding 1% Convertible Debenture due July 30, 2007 issued to a private investor, (iii) an Advisory Fee upon completion of a financing introduced by Advisor for at least one million five hundred thousand dollars ($1,500,000), (iv) an Advisory Fee if the Advisor arranges financing of a South Florida adult entertainment club plus 10% of the common stock of the corporation that operates such club, (v) a cash fee equal to 6% of any debt financing and 10% of any equity financing arranged by Advisor and (vi) a fee equal to 10% of all cash and securities received by us from a merger or acquisition with any candidate introduced by Advisor. The Agreement also provides for a return of up to 10% of the total Advisor Fee if certain transactions do not occur and a termination fee if we elect not to proceed with certain transactions arranged by Advisor of 25% of the fees Advisor would have earned had any of the transactions proceeded. Adam S. Gottbetter, the owner of Jackson Steinem, is a member of Kaplan Gottbetter & Levenson, our attorneys.

Go West "Unwinding" Transaction

         In March 2003, we made a thorough evaluation of the development of our business. Based on this evaluation, we decided to implement a new business strategy.

         Our new business strategy will be to focus our efforts to actively market the "SCORES" brand name in order to take full commercial advantage of the name and its recognition value. We will seek to generate revenue by granting licenses to use the "SCORES" brand name to adult entertainment nightclubs. We will also shift our focus to take advantage of merchandising opportunities as well as opportunities in other media outlets.

         Management determined that potential investors perceived that we faced unknown and unnecessary risks in building, owning and operating an adult entertainment nightclub. The perceived risks include regulatory issues, zoning restrictions, construction issues and ongoing operating liabilities. Consequently, Management believes it was becoming increasingly difficult to obtain additional funding because of the perceived risks related to operating an adult nightclub under public ownership. Therefore, Management believes the best business strategy available will be to license the "SCORES" brand name and engage in merchandising campaigns, and not to operate a nightclub. We entered into several transactions to implement our new strategic vision and business model.

         On March 31, 2003, we entered into an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher. The purpose of the Agreement was to "unwind" most of the transaction of March 11, 2002 in which we acquired Go West. We transferred 7,500,000 shares of Go West to Goldring and the Oshers (the "Purchasers"), which constituted all of Go West's outstanding equity securities. Each Purchaser received 2,500,000 shares of Go West. The Purchasers transferred back to us the consideration they received when they sold Go West to us consisting of 10,000,000 shares of our common stock. These shares will be cancelled or held as treasury shares. The Agreement also has an "antidilution" provision under which, in the event we issue shares of our common stock for any purpose, the Purchasers will be issued that number of additional shares of our common stock necessary for them to maintain collectively a holding of 63.6% of our outstanding common stock. . This percentage is equal to the holdings of the Purchasers as of December 31, 2002, after giving effect to the Go West transaction. This provision for additional shares is effective for eighteen months from the date of the Acquisition Agreement. Goldring will be issued shares necessary for him to maintain a 46% interest and each of the Oshers will be issued shares necessary to maintain a 8.8% interest. The transaction was approved by the board of directors of Go West and Scores. As a result of this transaction, we have divested our interest in the Scores West adult nightclub.

         In consideration for all payments made by us on behalf of Go West for the construction of the club, Go West has given to us its Secured Promissory Note (the "Note") for $1,636,264. The principal of the Note is payable in sixty monthly installments commencing with November 1, 2003 and ending on October 1, 2008. The first twelve monthly installments of principal are $10,000 each. The next forty-eight installments of principal are $31,589 each. Interest at the rate of 7% per annum will accrue on the unpaid balance of principal until maturity. Interest payments are due monthly with each installment of principal commencing with November 1, 2003. The Note is secured by Go West's leased interest in its New York nightclub.

         Immediately after the closing of our transfer of Go West, we entered into a Master License Agreement (the "Master License") with Entertainment Management Systems, Inc. ("EMS"). The Master License grants to EMS the exclusive worldwide license to use and to grant sublicenses to use the "SCORES" trademarks in connection with the ownership and operation of upscale, adult-entertainment cabaret night clubs/restaurants and for the sale of merchandise by such establishments. Merchandise must relate to the nightclub that sells it, and may be sold at the nightclub, on an internet site maintained by the nightclub, by mail order and by catalogue. The term of the Master License is twenty years. EMS has the option to renew the Master License for six consecutive five-year terms. We will receive royalties equal to 4.99% of the gross revenues of all sublicensed clubs that are controlled by EMS. We will also receive royalties generated by sublicensing use of the SCORES name to adult entertainment nightclubs that are not controlled by EMS.

         EMS then entered into a Sublicense Agreement with Go West. This Sublicense authorizes GO West to use the "SCORES" brand name at its adult nightclub under construction on the West Side of Manhattan, New York ("Scores West"). Go West will pay royalties to EMS equal to 4.99% of the gross revenues earned by Go West at Scores West. All of these royalties will be paid by EMS to us under the Master License Agreement. The term of the Sublicense continues as long as Scores West continues in operation.

         In connection with the "unwinding" transaction, we amended our Assignment Agreement regarding Diamond Dollars Rights with Assignor effective March 31, 2003. Under the amendment, Assignor retains the common stock and warrants that were issued to it, and license fees are no longer paid for revenues generated by the Diamond Dollars program at Scores Showroom. Assignor also entered into a Sublicense Agreement with EMS. This Sublicense authorizes Assignor to use the "SCORES" brand name at its Scores Showroom nightclub. Assignor will pay royalties to EMS equal to 4.99% of the gross revenues earned by Assignor at Scores Showroom. All of these royalties will be paid by EMS to us under the Master License Agreement. The term of the Sublicense continues as long as Scores Showroom continues in operation.

         Prior to entering into the Master License, EMS was inactive. Immediately after the closing of our transfer of Go West to the Purchasers, Richard Goldring and William Osher entered into an Acquisition Agreement with EMS. Both Richard Goldring and William Osher exchanged the 2,500,000 shares of common stock of Go West they received from us under the Acquisition Agreement with EMS in return for 50 shares each of EMS common stock. As a result, EMS owns 66.7% and Elliot Osher owns 33.3% of Go West's outstanding common stock. Richard Goldring and William Osher each own 50% of EMS's outstanding common stock.

         Richard Goldring, our President, Chief Executive Officer, and Director, will become the President and Chief Executive Officer of Go West. Our Employment Agreement with Mr. Goldring dated July 1, 2002 has been amended to provide for an annual salary of $104,000. All other terms of the Employment Agreement will remain in effect. Mr. Goldring has entered into an Employment Agreement with Go West. Our accrued obligation of unpaid salary to Mr. Goldring will be paid by Go West.

         Elliot Osher's employment with us was terminated in connection with the Go West "unwinding" transaction and he will become an employee of Go West. Mr. Osher will retain his offices as our Secretary and Director. Our accrued obligation of unpaid salary to Mr. Osher will be paid by Go West.

         William Osher's employment with us was terminated in connection with the Go West "unwinding" transaction and he will become an employee of Go West. Mr. Osher will retain his offices as our Vice President and Director. Our accrued obligation of unpaid salary to Mr. Osher will be paid by Go West.

         In March 2003, following approval by our board of directors and stockholders holding a majority of our outstanding voting shares, we amended our articles of incorporation to increase our authorized capital stock from 50,000,000 shares of common stock, $.001 par value per share to 500,000,000 shares of common stock, $.001 par value per share and 10,000,000 shares of preferred stock,$.0001 par value per share. The shares of preferred stock shall be undesignated and maybe issued from time to time in one or more series pursuant to a resolution or resolutions providing for such issuance and duly adopted by our board of directors. The board of directors is further authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any series of preferred stock.

General

         From June 1998 through March 2002 we were a full service Internet company. Web hosting, web designing co-location, and e-commerce constituted our primary services. Our services were designed to enable our customers to capitalize on the latest Web-based technologies quickly and cost effectively without the burden and expense of building, managing and maintaining the infrastructure required to support their desired applications. We owned and operated a national network, providing high capacity, reliable Internet data transmission, connecting our customers to the Internet.

         On July 10, 2002 we transferred our data center assets located at 2455 East Sunrise Blvd., Fort Lauderdale, Florida 33304 to Worldwide Connect, Inc.
(WCI), a Nevada corporation, pursuant to an installment sale arrangement between us, WCI, and Lonnie Divine, the principal of WCI. The assets consisted of bay routers and computer hardware equipment previously utilized by us in our Internet operations. In connection with the sale, WCI agreed to make 24 monthly installment payments to us in the aggregate amount of $200,000 to be followed by a nominal payment of $100 to complete the purchase. The value of the assets was determined through arms length negotiations between the parties. The sale of the data center assets concluded our Internet-related business and allowed us to devote all of our resources to our proposed adult entertainment business utilizing the Scores brand name. The obligation of WCI to pay the purchase price to us was paid off with a lump sum payment of $85,000 received in December 2002. The lease respecting the data center premises has been assigned directly to WCI and we have no further liability under that lease.

         We incurred losses since the inception of our Internet business. Although we had net income during the fiscal year ended December 31, 2001 of $176,728 for financial accounting purposes, this gain was due solely to discharges of debt attributable to our Chapter 11 bankruptcy proceeding.

Licensed "SCORES" Brand Name Adult Entertainment Nightclubs

         Our First Sublicensed Nightclub-Scores West

         Our management, Richard Goldring, Elliot Osher and William Osher are presently serving as operations managers at "Scores Showroom", a highly successful adult entertainment nightclub that will serve as the model for our sublicenced nightclubs. EMS, which is owned by Goldring and the Oshers, owns Go West Entertainment. Go West will own and operate Scores West, our first sublicensed nightclub. We will receive royalties equal to 4.99% of Go West's gross revenues.

Competition

         The adult nightclub entertainment business is highly competitive with respect to price, service, location, and professionalism of its entertainment. Sublicensed clubs will compete with many locally-owned adult nightclubs. It is our belief however, that only a few of these nightclubs have names that enjoy recognition and notoriety that equals or approaches that of Scores. Although there are restrictions on the location of a so-called "sexually oriented business" in New York City, there are no barriers to entry into the adult cabaret entertainment market. There are approximately 25 adult cabarets located in New York City and approximately 6 located in Manhattan, of which it is our belief that approximately 4, including Scores Showroom, will be in direct competition with us. We believe however, that the combination of our name recognition, zoning advantages, and our distinctive entertainment environment, will allow sublicensed clubs to effectively compete within the industry, although no assurance can be given that this will prove to be the case. It is our further belief that New York City's restrictive zoning policies have so fragmented the industry that there is no true competition to Scores West among the few upscale adult cabarets operating in Manhattan and elsewhere in New York City. The ability of sublicensed clubs to compete and succeed will also depend upon their ability to employ and retain top quality female entertainers and bar and restaurant employees. Competition for adult entertainers is intense. The failure of sublicensed clubs to retain quality female entertainers or superior restaurant and bar employees could be expected to have a material adverse impact on the ability of sublicensed clubs to compete.

Government Regulation


Liquor License

         Scores West will need to make an application to the New York State Liquor Authority (the "SLA") for a liquor license regarding its nightclub. The SLA has the authority, in its discretion, to issue or deny such a license request. The SLA typically requires local community board approval in connection with such grants. Approval is usually granted or denied within 90-120 days from the initial application date. Once granted, the license must be renewed annually. Assuming the licensee has complied with all rules and regulations governing the license, these licenses are generally renewed without protest or a hearing. Protest may be made by law enforcement agencies or by the general public. In such event, the SLA together with the New York City Department of Consumer Affairs may hold a hearing to allow the protesting parties to express their views. Following such a hearing, the SLA has the authority to refuse to renew the license. Although we expect a liquor license to be granted to Scores West for its business premises, no assurance can be given that this will be the case.

         Other sublicensed clubs will need to obtain liquor licenses as provided under the laws where such clubs are located.

Cabaret License

         Scores West will need to make an application to the New York City Department of Consumer Affairs (the "DCA") for a cabaret license regarding its nightclub. The DCA uses objective criteria in its determination whether to issue or deny such a license request. Assuming the proposed use meets zoning requirements and the building housing the business meets building standards, the DCA will generally issue the requested license. Approval is usually granted or denied within 60-90 days from the initial application date. Although we expect a cabaret license to be granted to Scores West for its proposed business premises, no assurance can be given that this will prove to be the case.

Zoning Restrictions Applicable to Scores West

         Effective October 25, 1995 the New York City Planning Commission approved amendments to the New York City Zoning Regulations (the "Zoning Regulations") restricting the locations where adult entertainment establishments, including adult entertainment nightclubs featuring topless dancing, could operate in New York City. The effect of the amendments was to prohibit adult entertainment establishments from operating in or within 500 feet of areas zoned as residential and certain areas zoned as commercial. Consequently, adult entertainment establishments were confined to areas zoned as manufacturing and certain areas zoned as commercial. Further, within the permitted areas, adult entertainment establishments could not operate within 500 feet of schools, places of worship, or other adult entertainment establishments. There were no grandfather provisions in the Zoning Regulations exempting adult entertainment establishments operating prior to the adoption of the Zoning Regulations. Enforcement of the Zoning Regulations would have caused many businesses to shut down or relocate. Given the serious consequences of the Zoning Regulations and strong lobbying by business owners affected thereby, New York City voluntarily gave a stay of enforcement until the constitutionality of the Zoning Regulations could be determined. The stay ended in or about 1998 when the constitutionality was upheld by courts at all levels of the judicial process and the U.S. Supreme Court denied cert. The courts had also answered the question of what constituted an adult entertainment establishment. It was determined that a business would be considered an adult entertainment establishment if (i) it devoted a substantial portion of its space to an adult use, or (ii) it devoted more than 10,000 square feet of space to an adult use. The further determination whether a "substantial portion" of an establishment was devoted to an adult use required consideration of the amount of floor area and cellar space accessible to customers that was allocated to an adult use for performance and viewing purposes as compared to the total combined floor area and cellar space accessible to customers. According to the courts, if an establishment had 40 percent or less of the floor and cellar area that was accessible to customers, available for adult performance and viewing purposes, then a "substantial portion" of the establishment was not being devoted to an adult use and such establishment was deemed not to be an adult entertainment establishment. These determinations gave rise to the so called "60-40" rule which is now applicable to New York City businesses operating in area zoned as residential or in areas zoned commercial that prohibit adult entertainment establishments. To continue operating in these areas, any business offering adult entertainment must therefore allocate 60% or more of its customer accessible space to non-adult uses. All of the deemed competitors of Scores West (Tens, VIPs, Flash Dancers and Scores Showroom), other than Flash Dancers, operate in restrictively zoned areas and are subject to the 60-40 rule.

         New York City has since contended that it was never its intent that the 60-40 rule apply to, among others, adult cabarets offering topless dancing in combination with other services and that the 60-40 rule was intended to apply to businesses such as adult bookstores, newsstands and video stores. Accordingly, on March 26, 2001 the Mayor of New York City announced proposed amendments to the Zoning Regulations. The new amendments seek to further restrict businesses located within areas not zoned for adult entertainment establishments that presently provide adult entertainment in compliance with the 60-40 rule. They do so by attempting to eliminate the "substantial portion" criteria from the regulations and establish that the amount of floor space occupied by the adult establishment is irrelevant. The New York City Planning Commission (the "Commission") has referred the proposed amendments to New York City's 59 community boards for review before being acted upon by the Commission and City Council. The Scores West location is zoned for manufacturing and is therefore not subject to the 60-40 rule. Accordingly Scores West will not be affected by the proposed amendments, when and if they are enacted. If the proposed amendments are adopted, upheld and enforced, Scores West expects to gain an additional competitive advantage over those businesses that are presently subject to the 60-40 rule as those businesses may be forced to relocate, although no assurance can be given that this will prove to be the case.

Employees

         At the present time our only employee is Richard Goldring, our Chairman, Chief Executive Officer and President.

ITEM 2.  DESCRIPTION OF PROPERTY

         As of April 1, 2003, we utilized approximately 1,000 square feet of office space at 533-535 West 27th Street, New York, N.Y., on a month-to-month basis. The space is provided to us rent-free by the lease tenant, Go West Entertainment, Inc., a corporation owned by EMS. We belief that our office space is adequate for our current and planned activities.


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

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

         Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "SCOH." Our stock was previously quoted under the symbols "PUNK" and "IACP." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

            Quarter Ended       High Bid                Low Bid
            -------------       --------                -------


         March 31, 2001                   $ 0.70                  $ 0.1875
         June 30, 2001                    $ 0.28125               $ 0.04
         September 30, 2001               $ 0.04                  $ 0.02
         December 31, 2001                $ 0.0225                $ 0.005
         March 31, 2002                   $ 3.53                  $ 1.68
         June 30, 2002                    $ 2.49                  $ 1.35
         September 30, 2002               $ 1.40                  $ .19
         December 31, 2002                $.80                    $.22

         On March 17, 2003, our closing bid price was $.30 per share.

Holders

         As of April 1, 2003, there were approximately 125 record holders of our common stock.

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

Recent Sales of Unregistered Securities

         On March 11, 2002 we entered into an Acquisition Agreement with Go West Entertainment, Inc. and Richard Goldring, Elliot Osher and William Osher, the shareholders of Go West Entertainment, Inc. Pursuant thereto we acquired all of the issued and outstanding capital stock of Go West Entertainment, Inc. in exchange for 10,000,000 shares of our restricted common stock. Richard Goldring, Elliot Osher and William Osher are affiliates of ours; by reason of being our officers, directors and principal shareholders. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         Effective July 1, 2002, we entered into an Intellectual Property Assignment Agreement (the "Assignment Agreement") with Scores Entertainment, Inc. ("Assignor") under which Assignor agreed to assign and transfer to us all of Assignor's rights to the Diamond Dollars program and system, including its trademark rights to the Diamond Dollar name (the "Diamond Dollar Rights"). In consideration for the assignment and transfer to us of the Diamond Dollar Rights, we agreed to (i) issue to Assignor 700,000 restricted shares of our common stock (the "Shares"), (ii) issue to Assignor a warrant to acquire 350,000 shares of our common stock at an exercise price of $3.50 per share, with an expiration date of June 30, 2007, and (iii) pay to Assignor 25% of all revenues generated from our licensing of the use of the Dollar Diamond Rights at Assignor's Scores Showroom club until the date of termination of Assignor's lease of the Scores Showroom club in November 2003. The shares and warrants were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         On August 13, 2002 we completed a triangular merger with HEIR and Scores Acquisition Corp. ("SAC"), a Delaware corporation and wholly owned subsidiary of ours. The merger was based upon an August 7, 2002 Agreement and Plan of Merger among the parties. Pursuant to the merger the HEIR shareholders exchanged all of their HEIR shares, constituting all of the issued and outstanding capital stock of HEIR, for an aggregate of 3,000,000 shares of our restricted common stock making HEIR a wholly owned subsidiary of ours. The HEIR shareholders were Richard Goldring, Elliot Osher and William Osher, each of whom is an affiliate of ours; by reason of being our officers, directors and principal shareholders. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         In October 2002, we entered into a Marketing Services Compensation Agreement with 3rd Millennium Management to pay for marketing services. We agreed to pay for the services with the issuance of 60,000 shares of our common stock in June 2002 and by issuing 50,000 additional shares of common stock. We also issued a five year warrant to acquire 50,000 shares of common stock at an exercise price of $.75 per share. We have yet to issue all of the shares but expect to do so shortly. The shares and warrants will be issued in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

         Our former subsidiary, HEIR Holding Co., Inc. ("HEIR") completed a $1,000,000 financing transaction pursuant to Rule 504 of Regulation D of the General Rules and Regulations under the Securities Act of 1933 as amended pursuant to an August 7, 2002 Convertible Debenture Purchase Agreement between HEIR and an accredited Colorado investor (the "Investor"). In connection therewith, HEIR sold a 1% $1,000,000 convertible debenture due August 6, 2007. On September 9, 2002 the Investor converted $150,000 of principal due on the First Debenture and $140.63 in related interest at a conversion price of $.203 per share into 739,609 Conversion Shares. On October 23, 2002 the Investor converted an additional $75,000 of principal and $158.22 of related interest at a conversion price of $.102 per share into 736,845 Conversion Shares.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         On March 11, 2002, we entered into an Acquisition Agreement with Go West Entertainment, Inc., a New York corporation ("Go West"), and the shareholders of Go West. Pursuant to the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of Go West from the Go West shareholders, making Go West a wholly owned subsidiary of ours in exchange for 10,000,000 shares of our restricted common stock. Our audited consolidated financial statements as of the year ended December 31, 2002 and for the year ended December 31, 2002 reflects such acquisition. Note that subsequent to the end of our fiscal year, on March 31, 2003, we entered into a transaction with Go West and its shareholders whose purpose was to "unwind" most of the Acquisition Agreement. In this transaction, we divested ourself of the Go West stock and our interest in the Scores West nightclub located on Manhattan's west side.

         On August 13, 2002, Scores Acquisition Corp., a Delaware corporation and our wholly owned subsidiary ("SAC"), and us entered into a merger agreement with HEIR Holding Co., Inc. ("HEIR"), whereby SAC was merged with and into HEIR, which was the surviving corporation. The surviving corporation changed its name to Scores Licensing Corp. ("SLC"). SLC remains a wholly owned subsidiary of ours. As part of the merger, 3,000,000 shares of our common stock were exchanged for 3,000,000 shares of HEIR's common stock. Our audited consolidated financial statements as of the year ended December 31, 2002 and for the year ended December 31, 2002 reflects such acquisition.

         Effective July 1, 2002, we entered into an Intellectual Property Assignment Agreement (the "Assignment Agreement") with Scores Entertainment, Inc. ("SEI"), under which we acquired SEI's Diamond Dollars program and trademarks in exchange for 700,000 shares of our common stock, a warrant for 350,000 of our shares at an exercise price of $3.50 and 25% of Diamond Dollars revenues generated at SEI's Scores Showroom. We began to realize revenues from the Diamond Dollars program commencing with the third quarter of the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

         During the year ended December 31, 2001, we were a debtor-in-possession in reorganization proceedings under the US Bankruptcy Code, for the period from January 1, 2001 through November 14, 2001. During the same year, for the period from November 15, 2001 through December 31, 2001, we had emerged from bankruptcy proceedings. During the year ended December 31, 2001, we were a full service internet company. For the purpose of this discussion of our results of operations, we are combining our debtor-in-possession and post bankruptcy operating results that occurred during the year ended December 31, 2001.

         For the year ended December 31, 2002 (the "2002 period") and the year ended December 31, 2001 (the "2001 period"), we had revenue of $1,343,971 and $300,026, respectively. The increase in revenue was due to the revenues generated from sales of the Diamond Dollar rights in the Scores Showroom pursuant to the Assignment Agreement. The increase in revenue was also attributable to our internet operations ceasing in the second quarter of the 2002 period.

         Our cost of goods sold was $461,790 during the 2002 period compared to $89,290 during the 2001 period. The increase in cost of goods sold was due to the costs associated with the Diamond Dollars program.

         We incurred general and administrative expenses of $2,315,722 during the 2002 period as compared to $403,714 during the 2001 period. The increase in general and administrative expenses was due to a number of factors including legal and consulting expenses incurred by Go West in connection with the Scores West nightclub, initial operating expenses in the adult entertainment nightclub business, rent for the Scores West nightclub and licensing fees.

         During the 2002 period we had interest expense of $1,512,455 compared to interest expense of $257 during the 2001 period. This increase was due to expenses incurred in financing activities undertaken by us relating to the issuance of debentures and warrants during the 2002 period and the related interest expense.

         During the 2002 period we had a net loss of $2,945,996 compared to net income of $176,729 during the 2001 period. The net loss during the 2002 period was due to the realization of revenues from the Diamond Dollar program for only a portion of the year commencing in July 2002 and the general and administrative expenses incurred during the start-up of our adult entertainment nightclub business. The net loss was also due to the conversion interest charges we incurred when we issued debentures in connection with our financings. Our net income in 2001 was due primarily to the discharge of indebtedness from our bankruptcy restructuring of $443,195 net of $0 in income taxes.

         We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost, server expense and Diamond Dollar expenses were classified as cost of goods sold. General and administrative expenses include accounting, advertising, contract, labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, payroll, taxes, postage, professional fees, rent, telephone and travel.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and fundings from private lenders and investors to conduct operations. As of December 31, 2002, we had a deficit accumulated during the development stage of $3,190,106 and stockholder's equity of $623,278.

         As of December 31, 2002, we had total current assets of $44,578 and total current liabilities of $2,126,582, or negative working capital of $2,082,004. We currently have no material commitments for capital expenditures as a result of the divestiture of Go West and the Scores West nightclub. In connection with the divestiture of Go West, Go West issued to us its Note for $1,636,264. Payment of the Note is dependent upon Go West achieving profitability from its Scores West nightclub.

            The increase in the amount of our negative working capital is primarily attributable to payables incurred in connection with payment of the security deposit on the Leased Property, including payables due to related parties. We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash, which would require us to seek financing. We may sell equity or debt securities or seek credit facilities to fund acquisition related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressure, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our licensing of adult entertainment nightclub businesses and other commercial uses of the "SCORES" brand name.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see our note 3 to our consolidated financial statements.

Revenue Recognition

         Revenues are predominately from the royalty fees earned during 2002. The revenues recorded for 2001, were derived from licensing agreements for hosting web sites and recorded on a straight line basis over the term of such agreement. Cost of sales related to the Company were comprised predominately of amortization costs of the royalty agreement for 2002 and capitalized software and depreciable equipment costs, as well as the costs attributed to the hosting of web sites for 2001.

         We apply judgment to ensure that the criteria for recognizing revenues are consistently applied and achieved for all recognized sales transactions.

Long-Lived Assets (including Tangible and Intangible Assets)

         We acquired the "Scores" trademark to market and conduct a global business strategy. Such costs affected the amount of future period amortization expense and impairment expense that we incur and record as cost of sales. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to the intangible and tangible assets on a quarterly basis or when evidence, events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to these assets are based on operational performance of our business, market conditions and other factors. Future events could cause us conclude that impairment indicators exist and that other tangible or intangible assets is impaired.

Beneficial conversion features of debt issuances

         We have issued convertible debt with conversion terms into common stock. The conversion terms are subject to valuations pursuant to EITF 98-5 and EITF 00-27, whereby the intrinsic value of such conversion terms into common stock is to be recorded as a form of interest expense over the term of the debt, while considering the conversion terms themselves. The calculated intrinsic value of the conversion terms are limited to the total proceeds obtained in the financing.

Accounting for Income Taxes

         As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This SFAS applies to costs associated with an "exit activity" that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to the following: termination benefits associated with involuntary terminations, terminating contracts that are not capital leases and costs to consolidate facilities or relocate employees. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

During 2002, the FASB issued SFAS No. 145, 147 and 148, which were merely amendments to existing SFAS's or other accounting pronouncements.

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 and SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations and cash flows

                          ITEM 7. FINANCIAL STATEMENTS

                          Index to Financial Statements

                                                                                           Page

Independent Auditor's Report - Radin, Glass & Co., LLP .....................................28

Consolidated Balance Sheet as of December 31, 2002 .........................................30

Consolidated Statement of Operations   for the years ended December 31, 2002
         and December 31, 2001 .............. ..............................................31

Consolidated Statement of Deficiency in Assets for the years ended December 31, 2002 and December 31, 2001 ...... ......................................................32

Consolidated Statement of Cash Flows for the years ended December 31, 2002 and December 31, 2001 ................ ............................................33

Notes to Consolidated Financial Statements .................................................34

                          INDEPENDENT AUDITOR'S REPORT






                                                                March 11, 2003

To the Board of Directors and Shareholders
Scores Holding Company, Inc. and subsidiaries formerly known as Internet Advisory Corporation


We have audited the accompanying consolidated balance sheet of Scores Holding Company, Inc. and subsidiaries (formerly Internet Advisory Corporation) as of December 31, 2002, and the related consolidated statement of operations, stockholders' deficiency and cash flows for the year then ended December 31, 2002 and for each of the periods November 15, 2001 to December 31, 2001 and January 1, 2001 to November 14, 2001 (Debtor-in-Possesion). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scores Holding Company, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended December 31, 2002 and for each of the periods November 15, 2001 to December 31, 2001 and January 1, 2001 to November 14, 2001 (Debtor-in-Possession) in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $2.9 million for the year ended December 31, 2002, and has a working capital deficiency as of December 31, 2002. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on May 25, 2001. On November 14, 2001, the Company emerged from bankruptcy as described in Note 2 to the financial statements. The Company accounted for the reorganization as of November 14, 2001 and adopted "fresh-start reporting". As a result, the consolidated statements of operations and cash flows of the Company for the period January 1, 2001 to November 14, 2001 are not comparable to the consolidated statements of operations and cash flows to the period November 15, 2001 to December 31, 2001 and the year ended December 31, 2002.




                                               /s/ Radin Glass & Co., LLP
                                               Radin Glass & Co., LLP
                                               Certified Public Accountants
                                               New York, New York

                             SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
                               (formerly Internet Advisory Corporation)
                                      CONSOLIDATED BALANCE SHEET


                                                                                    December 31,
                                                                                        2002
                                                                               ------------------------

                                   ASSETS

CURRENT ASSETS:
Cash                                                                         $                  28,118
Prepaid Expenses                                                                                15,112
Interest Receivable                                                                              1,348
                                                                               ------------------------
Total Current Assets                                                                            44,578

LEASEHOLD IMPROVEMENTS and FURNITURE, NET                                                      724,151
INTANGIBLE ASSETS, NET                                                                         986,102
FINANCE COSTS, NET                                                                             121,458
REORGANIZATION VALUE IN EXCESS OF AMOUNTS
ALLOCABLE TO IDENTIFIABLE ASSETS                                                                 9,814

OTHER ASSETS:
Security Deposits                                                                            1,007,507

                                                                               ------------------------
                                                                             $               2,893,610
                                                                               ========================


                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                          603,280
Prepetition payables                                                                            10,007
Related party payable                                                                          220,517
  Notes Payable                                                                                782,850
  Convertible Debentures, Net of Discount                                                      509,928
                                                                               ------------------------
Total Current Liabilities                                                                    2,126,582

LONG TERM DEBT                                                                                 143,750

COMMITMENTS & CONTINGENCIES                                                                          -

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value; 50,000,000 shares authorized,
21,374,285 and 4,601,794 issued and outstanding,
respectively                                                                                    22,374
Additional paid-in capital                                                                   3,791,010
Deficit accumulated during development stage                                                (3,190,106)
                                                                               ------------------------
Total Stockholder's deficiency                                                                 623,278
                                                                               ------------------------
                                                                             $               2,893,610
                                                                               ========================


                 See notes to consolidated financial statements

                        SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
                          (formerly Internet Advisory Corporation)
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                January 1 to
                                                      Year ended         November 15 to         November 14,
                                                     December 31,         December 31,          Debtor-in-
                                                         2002                 2001              Possession
                                                    ----------------   -------------------      ---------------


NET SALES                                         $       1,343,971 $              22,028    $         277,998

COST OF GOODS SOLD                                          461,790                     -               89,290
                                                    ----------------   -------------------      ---------------

GROSS PROFIT                                                882,181                22,028              188,708

GENERAL AND ADMINISTRATIVE EXPENSES                       2,315,722               109,928              293,786
                                                    ----------------   -------------------      ---------------

REORGANIZATION EXPENSES                                           -                     -               73,231
                                                    ----------------   -------------------      ---------------

NET LOSS FROM OPERATIONS                                 (1,433,541)              (87,900)            (178,309)

INTEREST INCOME (EXPENSE )                               (1,512,455)                    -                 (257)
                                                    ----------------   -------------------      ---------------

NET LOSS BEFORE INCOME TAXES                             (2,945,996)              (87,900)            (178,566)

PROVISION FOR INCOME TAXES                                        -                     -                    -
                                                    ----------------   -------------------      ---------------

NET LOSS BEFORE EXTRAORDINARY GAIN                       (2,945,996)              (87,900)            (178,566)

EXTRAORDINARY GAIN ON BANKRUPCY
    RESTRUCTURING NET OF $0 IN INCOME TAXES                       0                     -              443,195
                                                    ----------------   -------------------      ---------------

NET INCOME (LOSS)                                 $      (2,945,996)$             (87,900)   $         264,629
                                                    ================   ===================      ===============

NET LOSS (INCOME) PER SHARE                       $           (0.19)$               (0.02)   $            0.06
                                                    ================   ===================      ===============

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                                              15,392,443             4,601,794            4,601,794
                                                    ================   ===================      ===============

                 See notes to consolidated financial statement

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
                    (formerly Internet Advisory Corporation)
               CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY


                                                                                              Additional
                                                                       Common Stock             Paid in       Accumulated
                                                                  -------------------------
                                                                   Shares         Amount        Capital         Deficit
                                                                  ------------  -----------   --------------  --------------
Balance as of December 31, 2000                                     4,601,880 $      4,602  $     3,432,857 $    (3,757,848)

Net income (January 1 to November 14, 2001)                                                                         264,629

Tresury shares repurchased and cancelled                                  (86)                         (452)
Bankruptcy restructuring                                                                             51,000
Reclassification of accumulated deficit
   as of November 14, 2001                                                  -                    (3,483,405)      3,493,219
                                                                  ------------  -----------   --------------  --------------

Balance as of November 14, 2001                                     4,601,794        4,602                0               0

Net loss (November 15, 2001 to December 31, 2001)                                                                   (87,901)
                                                                  ------------  -----------   --------------  --------------

Balance as of December 31, 2001                                     4,601,794 $      4,602  $             0 $       (87,901)

Go West acquisition - recapitalization & shares issed              10,000,000       10,000                0        (119,649)
Forward stock split                                                   650,382          650             (650)
Issuance of shares for services                                       972,500          972          843,868
Beneficial conversion - Debentures & notes payable                                                1,200,000
Issuance of shares in connection with the termination warrant         500,000          500          304,500
HEIR acquisition - recapitalization & shares issed                  3,000,000        3,000                0         (36,560)
Issuance of shares in connection with license agreement               700,000          700          937,300
Issuance of warrants in connection with license agreement                                           294,142
Conversion of 300 shares zero par to 3 million $.001par                              1,000
Conversion of debentures                                            1,476,454        1,477          223,523
Rescinding of debenture conversion                                   (546,845)        (547)         (54,453)
Issuance of warrants for services                                                                    31,600
Issuance of shares with debt                                           20,000           20           11,180
Net loss                                                                    0            0                0      (2,945,996)
                                                                  ------------  -----------   --------------  --------------

Balance as of December 31, 2002                                    21,374,285 $     22,374  $     3,791,010 $    (3,190,106)
                                                                  ============  ===========   ==============  ==============

                                                                              Total
                                                                           Stockholders

                                                                             Deficit
                                                                          ---------------
Balance as of December 31, 2000                                           $     (320,389)

Net income (January 1 to November 14, 2001)                                      264,629

Tresury shares repurchased and cancelled                                            (452)
Bankruptcy restructuring                                                          51,000
Reclassification of accumulated deficit
   as of November 14, 2001                                                         9,814
                                                                          ---------------

Balance as of November 14, 2001                                                    4,602

Net loss (November 15, 2001 to December 31, 2001)                                (87,901)
                                                                          ---------------

Balance as of December 31, 2001                                           $      (83,299)

Go West acquisition - recapitalization & shares issed                           (109,649)
Forward stock split                                                                    0
Issuance of shares for services                                                  844,840
Beneficial conversion - Debentures & notes payable                             1,200,000
Issuance of shares in connection with the termination warrant                    305,000
HEIR acquisition - recapitalization & shares issed                               (33,560)
Issuance of shares in connection with license agreement                          938,000
Issuance of warrants in connection with license agreement                        294,142
Conversion of 300 shares zero par to 3 million $.001par                            1,000
Conversion of debentures                                                         225,000
Rescinding of debenture conversion                                               (55,000)
Issuance of warrants for services                                                 31,600
Issuance of shares with debt                                                      11,200
Net loss                                                                      (2,945,996)
                                                                          ---------------

Balance as of December 31, 2002                                           $      623,278
                                                                          ===============




                See notes to consolidated financial statements.

                                SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
                                  (formerly Internet Advisory Corporation)
                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                January 1 to
                                                                                                                November 14,
                                                                                          November 15 to           2001
                                                                       December 31,        December 31,         Debtor-in-
                                                                           2002                2001             Possession
                                                                       ----------------   ---------------       ------------
                                                                          (audited)         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $       (2,945,996)  $      (87,901)    $      264,629
  Adjustments to reconcile net loss to net cash provided
    by (used) in operating activites:
      Depreciation & Amortization                                                 471,790              785             98,675
      Valuation of beneficial conversion rights & other
      termination warrants                                                      1,505,000
      Common stock and warrants issued for services                               872,341
      Reserve for bad debts                                                        10,000
      Net gain from bankrupcy restructuring                                             -                -           (443,195)
      Accounts receivable                                                               -                -              4,452
      Notes receivable                                                                  -                -            (10,000)
      Prepaid expenses                                                            (15,112)           8,671             (8,671)
      Security deposits                                                                 -             (667)
      Interest receivable                                                          (1,348)               -
      Accounts payable and accrued expenses                                       519,162           56,765             37,360
      Prepetition debt                                                            (37,610)         (23,459)            67,503
      Deferred revenue                                                                  -                -            (18,352)
                                                                       ------------------   ---------------       ------------
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES                               378,227          (45,806)            (7,599)
                                                                       ------------------   ---------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of capital expenditures                                          (685,388)               -                  -
                                                                       ------------------   ---------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                           (685,388)               -                  -
                                                                       ------------------   ---------------       ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from notes payable                                               1,325,000                -                  -
     Issuance of Debentures                                                    1,000,000                -                  -
     Repayment of notes payable & debentures                                    (888,472)
     Repayment of related party debt                                          (1,305,392)               -                  -
     Loan payable - related party                                                185,517                -                  -
     Conrtribution of capital                                                          -                -             51,000
                                                                       ------------------   ---------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        316,653                -             51,000
                                                                       ------------------   ---------------       ------------

NET DECREASE IN CASH                                                               9,492          (45,806)            43,401

CASH, beginning of the period                                                     18,626            64,432            21,031
                                                                       ------------------   ---------------       ------------

CASH, end of the period                                                $           28,118   $        18,626            64,432
                                                                       ==================   ===============       ============


Supplemental disclosures of cash flow information:
      Cash paid during the year for interest                           $          303,268   $             -     $            -
      Non cash financing activities:
      Common stock & warrants issued for services                      $          872,341   $             -     $            -
      Equity issued intellectual property                                       1,231,442                 -                  -
      Common stock issued for GoWest net assets                                  (119,649)                -                  -
      Common stock issued for HEIR net assets                                     (36,560)                -                  -
      Conversion of debt for equity                                               185,299

EFFECT OF BANKRUPCY
      Leasehold improvements and equipment                             $                -  $              -     $      322,580
      Security deposits                                                                 -                 -             12,361
      Reorganization value in excess of amounts allocable to
      indentifiable assets                                                              -                 -              9,814
      Accounts payable                                                                  -                 -           (231,531)
      Accrued expenses                                                                  -                 -           (558,581)
      Loan payable officer                                                              -                 -            (30,500)
      Common stock                                                                      -                 -                  0
      Paid in capital                                                                   -                 -         (3,483,405)
      Accumulated deficit                                                               -                 -          3,493,219

                See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED DECEMBER 31, 2002


Note 1.       Organization

Scores Holding Company, Inc. and subsidiaries (the "Company") is a Utah corporation, formed in August 1997 and is located in New York, NY. Formerly, Internet Advisory Corporation, the Company is an adult entertainment nightclub to be operated under the "Scores" name at 533-535 West 28th Street, New York, NY, the Company also intends to exploit the "Scores" name and trademark for franchising or other licensing options. The nightclub is scheduled to open in the third quarter of 2003. See Note 13.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements of the Company include the accounts of Go West Entertainment Incorporated and Scores Licensing Corp.

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

In accordance with the Disclosure Statement and Plan of Reorganization ("the Plan") filed on August 29, 2001, the following occurred: all shareholders were allowed to prevent dilution due to a 50 to 1 reverse stock split by contributing a predetermined sum of cash, only two individuals contributed a total of $51,000 to preserve 4,401,000 of certain stock holdings, all stock options outstanding were dissolved, the Company discharged $731,419 of debt in exchange for either a one time payment or payments over five years totaling $86,861. The gain on the discharge in debt was reduced by a $288,224 write down of furniture and equipment to its expected value. In addition, the Company incurred $73,231 of legal fees related to the bankruptcy filing and the Plan. The Company had a reorganization value in excess of amounts allocable to identifiable assets of $9,814.

Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses in the years ending December 31, 2002 and for the period November 15, 2001 to December 31, 2001, since emerging from bankruptcy on November 14, 2001, amounting to $2.9 million and $.87 million, respectively. The Company has borrowed funds to meet its daily cash flow and capital expenditures requirements during 2002. The Company will need to obtain additional financings through debt or equity raises in order to continue its operations and complete the renovations for the new nightclub. See Note 13.

Note 3.       Summary of Significant Accounting Principles

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany items and transactions have been eliminated in consolidation

Leasehold Improvements and Equipment

Leasehold improvements and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred. Depreciation is provided for over the estimated useful lives of the individual assets using straight-line methods.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2002, the Company believes that there has been no impairment of long-lived assets.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Stock Based Compensation

The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting For Stock

Issued To Employees" and has adopted the disclosure-only option under SFAS No.
123. The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 and EITF 96-18.

Revenue recognition

The Company records revenues from its license agreements on a straight line basis over the term of the license agreements. If a license agreement is terminated then the remaining unearned balance of the deferred revenues are recorded as earned if applicable. Revenue is recognized when earned, as products are completed and delivered or services are provided to customers.

Revenues earned under its royalty agreements are recorded as they earned.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $4,278,000, which begin to expire in the year 2020. The related deferred tax asset of approximately $1,669,000 has been offset by a valuation allowance. The Company's net operating loss carryforwards have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

------------------------------------------------------------ --------------------- --------------------
                                                                     2002                 2001
                                                                     ----                 ----
------------------------------------------------------------ --------------------- --------------------
Deferred tax assets:
------------------------------------------------------------ --------------------- --------------------
Net operating loss carryforward                                       $ 1,669,000          $ 1,277,000
------------------------------------------------------------ --------------------- --------------------
Less valuation allowance                                              (1,669,000)          (1,277,000)
------------------------------------------------------------ --------------------- --------------------
Net deferred tax asset                                                    $     -              $     -
------------------------------------------------------------ --------------------- --------------------


The reconciliation of the Company's effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2002 and 2001, as a result of the following:

        ---------------------------------------------------------- --------------------- --------------------
                                                                           2002                 2001
                                                                           ----                 ----
        ---------------------------------------------------------- --------------------- --------------------
        Tax benefit at statutory rate                                     $ (1,001,000)             $ 60,000
        ---------------------------------------------------------- --------------------- --------------------
        Non deductible expenses - equity                                        625,000
        ---------------------------------------------------------- --------------------- --------------------
        Temporary timing differences                                             92,000
        ---------------------------------------------------------- --------------------- --------------------
        Gain on bankruptcy                                                            -            (173,000)
        ---------------------------------------------------------- --------------------- --------------------
        State tax, net of federal benefit                                     (108,000)                9,000
        ---------------------------------------------------------- --------------------- --------------------
        Change in valuation allowance                                           392,000              104,000
        ---------------------------------------------------------- --------------------- --------------------
                                                                   $                  -  $                 -
                                                                   ====================  ===================

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This SFAS applies to costs associated with an "exit activity" that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to the following: termination benefits associated with involuntary terminations, terminating contracts that are not capital leases and costs to consolidate facilities or relocate employees. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

During 2002, the FASB issued SFAS No. 145, 147 and 148, which were merely amendments to existing SFAS's or other accounting pronouncements.

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 and SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations and cash flows


Note 4.       Furniture and Equipment

At December 31, 2002, furniture and equipment consist of the following:

                                                                    2002
                                                                --------------
           Leasehold Improvements                          $          685,389
           Furniture & Equipment                                       50,000
           Less:  accumulated depreciation                           (11,238)
                                                                --------------

                                                           $          724,151
                                                                ==============

Furniture and equipment are depreciated over 5 years. Depreciation expense for the year ended December 31, 2002 and 2001 was $10,001 and $108,751 respectively.

In 2001, the furniture and equipment have been restated to their fair value pursuant to SOP 90-7.


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

The President is also part of management of another related company whereby the Company is rendering services on a month to month basis. Approximately $123,000 was received and recorded as revenues during the period January 1 to November 14, 2001 and $22,000 was received and recorded as revenues during the period November 15 to December 31, 2001.

On March 11, 2002, the Company entered into an Acquisition Agreement with Go West Entertainment, Inc. "Go West" and the shareholders of Go West. The President of the Company is also one of three shareholders of Go West. The Company issued 10,000,000 shares of its stock for all of the outstanding stock of Go West. The principal assets of Go West are a twenty year lease on a building in New York, New York with a $750,000 security deposit. Go West has had no operations. Due to related management and ownership of both Internet Advisory and Go West, for accounting purposes the transaction has been treated as a transaction between entities under common control as described in paragraphs D11 to D18 of Financial Accounting Standard 141 - Business Combinations. The acquisition has been recorded as of January 1, 2002 using the carrying values of the assets of each company as of that date. The statements of operations and cash flows represent the operations of both companies' from January 1, 2002.

On August 13, 2002, the Company, Scores Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "SAC") entered into a merger agreement with HEIR Holding Co. Inc. ("HEIR"), whereby SAC was merged with and into HEIR, which is the surviving corporation under the name Scores Licensing Corp. ("SLC"). SLC remains a wholly-owned subsidiary of the Company. As part of the merger, 3,000,000 shares of the Company's common stock were exchanged for 3,000,000 shares of HEIR's common stock. The principal asset of HEIR was the "Scores" trademark, which it was able to license for use by others in exchange for royalty payments. The merger is treated as a tax-free exchange pursuant to Section 351 of the Internal Revenue Code of 1986. In connection with the merger, the Company obtained $1,000,000 from an investor for a promissory note. HEIR also obtained $1,000,000 from the same investor for 1% Convertible Debentures ("HEIR $1 Million Debt"). Pursuant to the merger, HEIR $1 Million Debt was exchanged for $1,000,000 of Convertible Debentures of the Company (the "$1 Million Debt"). The $1 Million Debt is identical in all material respects to the HEIR $1 Million Debt.

Since the Company, Go West and HEIR had shareholders in common and common management, the merger has been treated as an exchange of shares between entities under common control as indicated in Paragraph D12 of Financial Accounting Standard 141. Accordingly, the basis of the assets and liabilities have been carried forward to the merged company.

In July 2002, the Company, entered into an agreement to acquire from Scores Entertainment, Inc., ("SEI"), an entity related by management and personnel only, for the acquisition of its Diamond Dollars program, system and all ancillary and derivative rights thereto, ("Diamond Dollar Rights"). These intellectual property rights were acquired for 700,000 shares of restricted common stock plus 350,000 warrants to purchase common stock at $3.50 per share for five years. These intellectual property rights have been valued and recorded at $1,231,442. As additional consideration the Company will pay SEI, twenty-five percent (25%) of all the monthly revenues generated from the Diamond Dollar Rights program until November 2003, the termination date of SEI's lease for its nightclub. The intellectual property is being amortized from July 2002 to the termination date of the SEI lease or 16 months. Amortization expense recorded for 2002 was $461,790.

Note 6.       Intangible Assets

In connection with the acquisition of HEIR, as discussed above, the Company acquired the trademark to the name "SCORES". This trademark had a recorded value of $250,000. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition, is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. The Company recorded $10,416 of amortization expense, since the HEIR acquisition in August 2002.

In July 2002, the Company acquired certain intellectual property rights from the related showcase adult club "SEI" representing its Diamond Dollar program, as further discussed above under related party transactions. These intellectual property rights have been valued and recorded at $1,231,442. This intangible asset is being amortized over 16 months, the remaining term of the leased facility by SEI. The Company recorded $461,790 of amortization expense for the year ended December 31, 2002, relating to this intangible asset.

Note 7.       Note Receivable

The Company advanced $10,000 to an individual bearing interest at 10% per annum. The note receivable is due in 2002. The individual is the President of a company that the Company had a tentative agreement to acquire, while the Company was in bankruptcy. The acquisition transaction was never culminated. This individual has defaulted on his obligation to repay the Company. The Company has recorded a $10,000 reserve due to the questioned collectibility of this note.

Note 8.       Security Deposit

Security deposits consists primarily of the $1,000,000 rent deposit for the leased facility being built for the new adult club. See Note 13.

Note 9.       Notes Payable and Convertible Debenture


As part of the merger with HEIR described above, the Company entered into a loan transaction with the same investor as the Convertible Debenture described below, in which the Company borrowed the sum of $1,000,000, pursuant to a Loan Agreement and Promissory Note dated August 7, 2002. The outstanding balance of the borrowed amount bears interest at the rate of 6% per annum, payable annually. The principal balance and unpaid interest are due on August 7, 2007. The Loan Agreement provides that if during the five year term of the loan at least 8,000,000 shares of common stock are publicly traded, then the Company may, at its option, repay the remaining principal and interest on the loan by issuing to the investor a warrant to purchase 100,000 shares of common stock at an exercise price equal to 75% of the average of the three lowest trading prices of common stock during the 40 day period immediately preceding the maturity date of the Loan Agreement.

In August 2002, the Company entered into two $1,000,000 convertible debentures financing arrangements, which are described as follows:

     - The debentures mature on August 6, 2007 and bear interest at 1% per annum and accrue until paid.
     - The dentures are convertible at the option of the holder into common stock at the lesser of (a) $1.15 or 65% of the average of the closing bid prices for the five trading days prior to the conversion date or 50% of the average of the three lowest closing bid prices for the forty trading days prior to the conversion date.
     - The Company may redeem the outstanding debentures at any time for a price of 140% of the unconverted amount of the debentures plus accrued interest. - A termination warrant for 500,000 shares of stock with and exercise price of $.01.
     - In the event of a default the interest rate shall increase to 15% per annum.

In September 2002, the Company issued 739,609 shares of common stock in exchange for the conversion of $150,000 of debenture principal.

In October 2002, the Company issued 736,845 shares of common stock in exchange for the conversion of $75,000 of debenture principal. In November 2002, the Company received 546,845 shares of previously issued common stock in exchange for adding $55,000 back to the principal amount of the debenture.


On November 14, 2002, the Company entered into a Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Document, "First Debt Modification". A brief description of the terms of the First Debt Modification Agreement are as follows;

     - Any stock issued or received from this financing is subject to piggyback registration rights.
     - The debt holders exercised their right to receive the 500,000 shares of common stock for $.01 a share.
     - The Company shall repay the outstanding loan and convertible debenture or $1,000,000 and $830,000, respectively in the following manner; $470,000 on November 15, 2002, $500,000 on December 15, 2002, $500,000
          on February 15, 2003, $500,000 on March 15, 2003 and $500,000 on March
          31, 2003.
     -    Each of the payments include a 35% prepayment premium


The Company made November and December payments as discussed above. Interest expense on the above transactions, including the valuation of the beneficial conversion features and prepayment penalties applied amounted to $1,301,255 for the year ended December 31, 2002. The Company has recorded $132,500 of financing costs related to this financing, which is to be amortized over 60 months, the original maturity terms of this financing arrangement. Amortization expense recorded for these financing costs during 2002 was $11,042.

In the fourth quarter of 2002, the Company borrowed $200,000 from one individual bearing interest at 8% per annum. The $200,000 was convertible into common stock at at an exercise price equal to 70% of the average of the three lowest trading prices of common stock during the 40 day period immediately preceding the conversion date.

In addition the note holder was to receive 20,000 shares of common stock for deferring the interest payment until the earlier of the opening of the adult club or June 2003. These shares were valued at $11,200, the share price at the date of the execution of the note agreement. The beneficial conversion feature was valued at $200,000, which was the maximum allowable value to record. This note payable was amended in March 2003 to rescind the 20,000 shares issued and the beneficial conversion feature to be repaid $15,000 monthly commencing March 2003.

Another $125,000 from another individual bearing interest at 10% per annum payable in equal monthly installments with interest commencing April 1, 2003.


Note 10.      Equity Transactions

a. In March 2001, the Company issued 14,000 options to an officer and employee at an exercise price of $12.50 per share for five years.

b. Pursuant to the Plan, the Company effectuated a 50 to 1 reverse stock split for certain shareholders. Certain fractional common shares created from the reverse stock split have been repurchased and cancelled. All respective per share date, common stock and common stock equivalents, have been retroactively adjusted.

c. On February 13, 2002, the Company declared a 3 for 1 stock dividend, totaling 650,382 of additional common shares to be issued.

d. In March 2002, the Company issued 10,000,000 shares in connection with the acquisition of Go West, Inc. See Related Party - Transactions above for details.

e. In July 2002, the Company acquired certain intellectual property for 700,000 shares of the Company's common stock and 350,000 warrants exercisable at $3.50 per share over five years. These shares and warrants were valued $1,231,442, which was fair market value on the date they were issued. See Related Party - Transactions above for details.

f. In August 2002, the Company issued 3,000,000 shares in connection with the acquisition of Heir, Inc. See Related Party - Transactions above for details.

g. In September 2002, the Company issued 739,609 shares of common stock in exchange for the conversion of $150,000 of debenture principal. In October 2002, the Company issued 736,845 shares of common stock in exchange for the conversion of $75,000 of debenture principal. In November 2002, the Company received 546,845 shares of previously issued common stock from these conversions in exchange for adding $55,000 back to the principal amount of the debenture. An additional 500,000 shares of common stock were issued in connection with a termination warrant as part of this same financing arrangement. See Loan Payable and Debenture above for details.

h. During 2002, the Company issued 957,500 shares of common stock and 299,997 warrants exercisable over five years at $.75 per option to acquire common stock. The shares issued were valued at the fair market value on the date they were issued. The warrants were valued using Black Scholes model for valuing the intrinsic value of the warrants issued on the date they were issued. Compensation expense of $860,184 was recorded during the year ended December 31, 2002, for these warrants and shares issued.




Note 11.      Stock Option

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

Stock option activity for the two years ended December 31, 2002 is summarized as follows:

                                                                                    Weighted
                                                                                    Average
                                                              Shares             Exercise Price
                                                          ----------------     -------------------
         Outstanding at December 31, 2000                     25,400                 25.00
            Granted                                           14,000                 12.50
            Exercised                                            -                     -
            Expired or cancelled                              39,400                 20.56
                                                          ----------------     -------------------
         Outstanding at December 31, 2001                       -0-        $          -0-
            Granted                                           425,000                 .56
            Exercised
            Expired or cancelled
                                                          ----------------     -------------------
         Outstanding at December 31, 2002                     425,000      $          .56
                                                          ================     ===================


Information, at date of issuance, regarding stock option grants for the year ended December 31, 2002:

                                                                             Weighted            Weighted
                                                                              Average            Average
                                                                             Exercise              Fair
                                                            Shares             Price              Value
                                                        ---------------    --------------     ---------------
Year ended December 31, 2002:
   Exercise price exceeds market price                        -         $        -        $         -
   Exercise price equals market price                      425,000             10.25               .56
   Exercise price is less that market price                   -                  -                  -

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended December 31, 2002 and 2001: annual dividends of $0.00, expected volatility of 75% and 100% at December 31, 2002 and 2001, risk-free interest rate of 4.08% and 5.77%, respectively, and expected life of ten years for all grants.

If the Company recognized compensation cost for the vested portion of the employee stock options in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share would have been approximately, $3,141,602 and $(.20) for the year ended December 31, 2002 and $451,419 and $(.09) per share for the year ended December 31, 2001.

The employee stock options were exercisable for five years from the grant date and vested on the day of issuance. As of December 31, 2002, zero of these stock options are outstanding, since the Plan cancelled all such stock options. The Company does have 425,000 of non-qualified employee stock options outstanding.


Note 12.      Commitments & Contingencies

The Company reduced the office space being leased pursuant to the terms of the Plan. Future lease commitments are as follows:


                         2003                                728,000
                         2004                                757,120
                         2005                                787,405
                         2006                                818,904
                         2007                                851,664


Rent expense for the year ended December 31, 2002 and 2001 was $537,667 and $93,906, respectively.

The Company has the option to acquire the building with a related party. The Company paid $750,000 as security deposit through March 31, 2002 and remaining $250,000 on May 15, 2002.

On July 10, 2002, the Company transferred its data center assets located at 2455 East Sunrise Blvd., Fort Lauderdale, Florida to Worldwide Connect, Inc., pursuant to an installment sale arrangement between the Company and Worldwide Connect Inc., and Lonnie Divine, the principal of Worldwide Connect. The assets consist of bay routers and computer hardware equipment previously utilized by the Company in its Internet operations. In connection with the sale, Worldwide Connect will make 24 monthly payments to the Company in the aggregate amount of $200,000 followed by a nominal payment of $100 to complete the purchase. The Company will paid the rental obligation to the landlord through the termination of the lease, February 28, 2003. The rental obligation, including security deposit of $666.67 per month is $6,184.43 per month. The security deposit will be returned to the Company upon termination of the lease. In December 2002, the

Company and Worldwide Connect agreed to terminate the terms of this agreement and sold the assets in question for a $85,000 lump sum payment received in December 2002 from Worldwide Connect. The sale of the data center assets concludes the Internet related business for the Company and allows the Company to devote all of its resources to its proposed adult entertainment business.

During 2002, the Company entered into three employment agreements, whom are also principal shareholders of the Company. Each employment agreement provides for the following; each employment agreement is with the subsidiary Go West, the base salary of each employee is $260,000 per annum until the opening of the adult club being built by Go West, upon the opening of the adult club these three employee salaries will raise to $520,000 per annum base, the term of each employment agreement is for ten years, the employee shall be able to participate in other employee benefit programs of the Company, all out of pocket expenses shall be reimbursed by the Company up to $5,000 amounts exceeding $5,000 need to be pre-approved by the Company, the Company shall obtain death and disability insurance listing the Company as its beneficiary in the minimum amount of $5,000,000, the Company shall apply the insurance proceeds to purchase the respective employee's estate stock upon death at a 20% discount from the market price as of the date of death, in the event that such stock is valued less than $5,000,000 then the Company shall retain the balance of the insurance proceeds, in the event the value of such stock owned is greater than $5,000,000 the Company shall have the right but not the obligation to purchase more than $5,000,000 of such stock, in the event the employee estate has such stock worth less than $1,000,000 then the employee's estate shall keep such stock and receive $1,000,000 of the insurance proceeds, the employee shall receive a termination of $1,000,000 if terminated without good reason. The Company has accrued $260,000 of salaries under these agreements as of December 31, 2002.


Note 13. Subsequent Event - (Unaudited)

In January 2003, the Company borrowed another $100,000 from an existing note holder.

On February 25, 2003 the Company entered into a "Second Modification of Loan and Convertible Debenture Purchase Agreements" ("SMA"), agreeing that the remaining outstanding principal would be $1,110,000 as of February 25, 2003. The terms of such SMA merely revert back to the original agreements dated and executed August 2002.

In March 2003, the Company entered into an "Advisory Agreement" with two separate entities, collectively. The advisory services to be performed are as follows, but are not limited to the following; review of business, operations and financial condition to provide advice, formulate business strategies to meet working capital and capital resource needs, formulate terms and structure of proposed business combinations, assist in the preparation of press releases, perform investor relations services, locate potential lenders and investors for the Company, assist in obtaining a national listing status of its publicly traded securities and assist in maintaining such listing. The advisory fees are earned and/or payable as follows; a retainer fee equal to 9.9% of the outstanding common stock of the Company, exclusive of the unwinding transaction discussed hereafter, 10% of such retainer fee is subject to being returned should the advisors not perform the services they were retained to perform, an advisory fee for the full conversion of our outstanding 1% Convertible Debenture, an advisory fee for introducing the Company to any source of financing for up to $1.5 million, amounts in excess of $1.5 million are subject to a different advisory fee formula, an advisory fee for the financing of the purchase of a South Florida adult club and an advisory fee of 10% of the equity ownership in such adult club, an advisory fee for strategic alliances in the amount of 6% of the total proceeds of such alliances including debt plus a 10% advisory fee on the gross proceeds any equity financings derived from the alliance, an advisory fee of 10% for any other club plus 10% of the equity in such club, plus the Company is to reimburse the Advisor for all out-of-pocket expenses incurred in connection with their duties hereunder. Any such out-of-pocket expenses shall require written approval by the Company prior to reimbursement.

On March 31, 2003, the Company entered into several agreements to restructure the revenues to be earned and the operations of the business on which the Company has decided to focus its efforts. Upon execution of the agreements the Company will be able to focus marketing licensing agreements to receive royalties from the use of the "Scores" trademarks worldwide. A brief description of the agreements executed are as follows:

o Most of the Go West acquisition in March 2002, will be "unwinding". The Go West entity, including the leasehold improvements, security deposits and construction payables will be exchanged for the initial shares of the Company issued.

o A $1.6 million note receivable was issued from Go West, and delivered to the Company, secured by the assets of the adult club being built.

o The former shareholders of Go West also currently own common shares in the Company. As additional consideration for entering into this restructuring arrangement these shareholders are granted certain anti-dilution provisions for a period of eighteen months from March 31, 2003, whereby collectively these shareholders will remain owning at least 63.6% of the Company's outstanding common stock.

o Two of the employment agreements noted above were terminated with this restructuring and the third employment agreement was modified to effectively reduce the base salary from $520,000 to $104,000 per annum.

o The Company entered into a multi-year Master License Agreement "MLA" with Entertainment Management Services, Inc. "EMS" the new owners of Go West for using the "Scores" trademark for a 4.99% royalty of gross revenues, payable monthly.

o The Company terminated the intellectual property agreement of "Diamond Dollars" with the operator of the 61st Street Scores Showroom club in order to enter into a sub-license agreement for the use of the "Scores" trademark.

o The Company ensured that current end users of the "Scores" trademarks, Go West and the operator of the 61st Street Scores Showroom club entered into sub-license agreements with EMS.

Presented hereafter are the unaudited pro-forma balance sheet and statement of operations giving effect to the aforementioned restructuring.


                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
                         PRO-FORMA FOR THE RESTRUCTURING
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                                       pro-forma
                                                                  December 31,        pro-forma      December 31,
                                                                      2002           adjustments         2002
                                                                  --------------     -----------     --------------

                            ASSETS


CURRENT ASSETS:                                                 $        44,578  A        (18,924) $        25,654

LEASEHOLD IMPROVEMENTS and FURNITURE, NET                               724,151  A       (685,388)          38,763

INTANGIBLE ASSETS, NET                                                  986,102                            986,102

FINANCE COSTS, NET                                                      121,458                            121,458

NOTE RECEIVABLE - GO WEST                                                        B      1,229,333        1,229,333

REORGANIZATION VALUE IN EXCESS OF AMOUNTS
ALLOCABLE TO IDENTIFIABLE ASSETS                                          9,814                              9,814

OTHER ASSETS:
Security Deposits                                                     1,007,507  A     (1,001,840)           5,667

                                                                  --------------                     --------------
                                                                $     2,893,610                    $     2,416,791
                                                                  ==============                     ==============


           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
                                                                                 E       (208,000)
Accounts payable and accrued expenses                           $       613,287  A       (271,181)         134,106
Related party payable                                                   220,517  A       (195,638)          24,879
  Notes Payable                                                         782,850                            782,850
  Convertible Debentures, Net of Discount                               509,928                            509,928
                                                                  --------------                     --------------
Total Current Liabilities                                             2,126,582                          1,451,763

LONG TERM DEBT                                                          143,750                            143,750

COMMITMENTS & CONTINGENCIES                                             -                                  -

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value; 50,000,000 shares authorized,
21,374,285 and 4,601,794 issued and outstanding,
respectively                                                             22,374  A        (10,000)          12,374
Additional paid-in capital                                            3,791,010                          3,791,010
Deficit accumulated during development stage                         (3,190,106) E        208,000       (2,982,106)
                                                                  --------------                     --------------
Total Stockholder's deficiency                                          623,278                            821,278
                                                                  --------------                     --------------
                                                                $     2,893,610                    $     2,416,791
                                                                  ==============                     ==============

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
                         PRO-FROMA FOR THE RESTRUCTURING
                    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                pro-forma
                                                      Year ended                               Year ended
                                                     December 31,           pro-forma         December 31,
                                                         2002              adjustments            2002
                                                    ----------------      ---------------    ----------------


NET SALES                                         $       1,343,971   C       (1,175,221)$           615,738
                                                                      D          446,988

COST OF GOODS SOLD                                          461,790   C         (461,790)                  0
                                                    ----------------                         ----------------

GROSS PROFIT                                                882,181                                  615,738


                                                                      E         (208,000)
GENERAL AND ADMINISTRATIVE EXPENSES                       2,315,722   F         (685,295)          1,422,427
                                                    ----------------                         ----------------

NET LOSS FROM OPERATIONS                                 (1,433,541)                                (806,689)

INTEREST INCOME (EXPENSE )                               (1,512,455)  F           38,018          (1,474,437)
                                                    ----------------                         ----------------

NET LOSS BEFORE INCOME TAXES                             (2,945,996)                              (2,281,126)

PROVISION FOR INCOME TAXES                                        -                                        -
                                                    ----------------                         ----------------

NET INCOME (LOSS)                                 $      (2,945,996)                      $       (2,281,126)
                                                    ================                         ================

NET LOSS (INCOME) PER SHARE                       $           (0.19)                      $            (0.31)
                                                    ================                         ================

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                                              15,392,443                                7,392,443
                                                    ================                         ================

        NOTES TO PRO FORMA FINANCIAL STATEMENTS FOR THE RESTRUCTURING OF
                          SCORES HOLDING COMPANY, INC.
                                   (UNAUDITED)


The accompanying unaudited pro forma financial statements have been in accordance with generally accepted accounting principles for pro-forma information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the financial statements and footnotes thereto included above.

1.       Accounting  Policy



 Due to related management and ownership of both Scores Holding and Go West, for accounting purposes the transaction has been treated as a transaction between entities under common control as described in paragraphs D11 to D18 of Financial Accounting Standard 141 - Business Combinations.



2.       Adjustments to Pro Forma financial statements

(A) Record the divestiture of the Go West assets, liabilities and the return of 10,000,000 shares of the Company's common stock.

(B) Record the note receivable due from the new shareholders of Go West at the historical carryover basis.

(C) Record the termination of the Diamond Dollar program.

(D) Record the royalties due as if such royalty agreement had been in place since July 1, the date of the acquisition of the Diamond Dollar program being terminated.

(E) Record the effects of the reduced salaries due to the elimination two employment agreement and the modification of the third employment agreement.

(F) Record the divestiture of the Go West operations.

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

         The following table sets forth certain information, as of April 1, 2003, with respect to our directors and executive officers.

                                                                                                Date of Election or
                                                                                                   Appointment
Name                             Positions Held                                       Age          as Director
----                              -------------                                       ---          -----------
Richard K. Goldring             President, Chief Executive Officer, Director           34          December 2000
Elliot Osher                    Secretary, Director                                    42          September 2002
William Osher                   Vice President, Director                               28          September 2002
David Silverman                 Treasurer, Chief Financial Officer                     36               N/A

         The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

         Mr. Goldring has served as an executive officer and director of ours since December 2000. Since 1994 Mr. Goldring has worked for Scores Entertainment, Inc., first as an accountant before being promoted to his current position of operations manager for "Scores Showroom" located on East 60th Street in Manhattan in 1999. He has served as an executive officer and a director of Go West Entertainment Inc. since its inception in May 2001. Mr. Goldring is also a director, president and chief executive officer of Entertainment Management Systems, Inc. ("EMS"), the licensee of the "Scores" trademarks. Mr. Goldring earned a degree in accounting from Brooklyn College in 1992.

         Elliot Osher has been an executive officer and director of ours since September 2002. He has served as vice president, secretary, chief operating officer and a director of Go West Entertainment Inc. since its inception in May 2001. Since the opening of "Scores Showroom" on East 60th Street in Manhattan in 1991 by Scores Entertainment, Inc., Mr. Osher has worked in full-time managerial capacities being promoted to his current position as director of club operations in 1999. Mr. Osher is also a director and executive officer of EMS. Elliot Osher is a former marine.

         William Osher has been an executive officer and director of ours since September, 2002. He has served as vice president, treasurer and a director of our wholly-owned subsidiary, Go West Entertainment Inc. since its inception in May 2001. Mr. Osher joined Scores Entertainment, Inc. in 1997 and is employed as the day manager. Mr. Osher is also a director and executive officer of EMS.

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

Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Company under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Directors and Officers of the Company were not in timely compliance with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934. All required Forms 3, 4 and 5 have been filed as of the date of this Report.


                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2002 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2002 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2002 that received annual compensation during the fiscal year ended December 31, 2002 in excess of $100,000.

                           Summary Compensation Table

                             Annual Compensation               Long-Term Compensation

                    Fiscal Year
                       Ended                         Other                    Restricted
Name and             December                       Compen-    Options          Stock        LTIP       All Other
Principal Position     31,       Salary    Bonus    sation      /SARs           Awards      Payouts    Compensation
------------------  -----------  ------    ------   --------   --------      ------------  --------    ------------
Richard K. Goldring,     2002    $135,000   0-         0            400,000(1)  0          0           0
Chief Executive          2001    $13,000    0          0            400,000(2)  0          0           0
Officer, President       2000    $24,250    0          0            0           0          0           0



     (1) On October 22, 2002 400,000 stock options were granted to Mr. Goldring each exercisable for the purchase of one share of common stock at a price of $.56 per share at any time during the period ending on March 31, 2013.
     (2) On March 9, 2001 400,000 stock options were granted to Mr. Goldring each exercisable for the purchase of one share of common stock at a price of $.25 per share at any time during a period of five years from the date of grant. These options were cancelled pursuant to our Chapter 11 Bankruptcy Proceeding. The number of options issued and the stated exercise price have not been adjusted to reflect our 50:1 partial reverse stock split effected after the close of trading on January 2, 2002.

                      Option/SAR Grants In Last Fiscal Year
                               (Individual Grants)

                       Number of Securities
                            Underlying           Percent of Total       Exercise or
                       Options/SARs Granted  Options/SARs Granted to    Base Price
         Name                   (#)          Employees in Fiscal Year   per share       Date of Grant  Expiration Date
----------------------------------------------------------------------------------------------------------------------
Richard Goldring        400,000 options (1)           94.1%             $0.56           Oct. 22, 2002   March 31, 2013

----------------------
(1) On October 22, 2002 400,000 stock options were granted to Mr. Goldring each exercisable for the purchase of one share of common stock at a price of $.56 per share at any time during the period ending on March 31, 2013.

Stock Option Plans

         The named executive did not participate in any Company stock option plans during the fiscal year ended December 31, 2002.

Stock Appreciation Rights

         The named executive did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2002.

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

         The named executive did not exercise any stock options or stock appreciation rights from us during the fiscal year ended December 31, 2002.

Long Term Incentive Plan Awards

         We made no long-term incentive plan awards to the named executive officer during the fiscal year ended December 31, 2002.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

         Effective July 1, 2002 we entered into a ten year employment agreement with Richard Goldring our president and chief executive officer. This agreement was in effect until March 31, 2003. The agreement provides for Mr. Goldring to assume primary responsibility for our licensing program. The agreement provided for an initial annual salary of $260,000 which was to increase to $520,000 upon the opening of the Scores West Club as well as other benefits including, but not limited to, travel, automobile and living allowances, bonus eligibility and the right to participate in pension, health, and any other benefit programs which we may institute in the future. We are required by the agreement to obtain and maintain death and disability insurance on Mr. Goldring throughout the term of this agreement in the minimum amount of $5,000,000. The insurance has not yet been obtained by us. We are required by the agreement to apply the insurance proceed to the repurchase of Mr. Goldring's stock in our company following his death or disability, at a 20% discount from market. In the event the discounted value of such stock as at the date of death or disability is less than $1,000,000 Mr. Goldring or his estate, as the case may be, is entitled to receive $1,000,000 of the insurance proceeds. We may terminate the agreement for cause, following the effectiveness of which, Mr. Goldring's right to further compensation under the agreement shall cease. If the agreement is terminated by Mr. Goldring for good reason, or by us without cause, however, Mr. Goldring shall be entitled to receive all remaining base salary then due him under the agreement plus any previously unreimbursed travel, living or car expenses. He shall be further entitled to assume the related death and disability policy. Mr. Goldring may also terminate the agreement without good reason, following the effectiveness of which, his right to further compensation under the agreement shall cease. Notwithstanding the foregoing, in the event Mr. Goldring terminates the agreement without good reason more than three years and less than seven years after July 1, 2002, we shall be obligated to pay Mr. Goldring a $1,000,000 termination fee. Our Employment Agreement with Mr. Goldring was amended effective March 31, 2003 in connection with the go West "unwinding" transaction to provide for an annual salary of $104,000. All other terms of the Employment Agreement remain in effect.

         Effective October 1, 2002, we entered into an employment agreement with William Osher our Vice President, day manager of our club and director. This agreement was in effect until March 31, 2003, when it was terminated in connection with the Go West "unwinding" transaction. The agreement provided for an initial annual salary of $260,000 which was to increase to $520,000 upon the opening of the Scores West Club as well as other benefits including, but not limited to, travel, automobile and living allowances, bonus eligibility and the right to participate in pension, health, and any other benefit programs which we may institute in the future. Our Employment Agreement with Mr. Osher was terminated effective March 31, 2003. Our accrued obligation of unpaid salary to Mr. Osher will be paid by Go West.

         Effective October 1, 2002 we entered into an employment agreement with Elliot Osher our Secretary, director of club operations and director. This agreement was in effect until March 31, 2003, when it was terminated in connection with the Go West "unwinding" transaction. The agreement provided for an initial annual salary of $260,000 which was to increase to $520,000 upon the opening of the Club as well as other benefits including, but not limited to, travel, automobile and living allowances, bonus eligibility and the right to participate in pension, health, and any other benefit programs which we may institute in the future. Our Employment Agreement with Mr. Osher was terminated effective March 31, 2003. Our accrued obligation of unpaid salary to Mr. Osher will be paid by Go West.

         On October 23, 2002, we entered into an Option Agreement with Richard Goldring under which we granted him an option to acquire 400,000 shares of our common stock at an exercise price of $.56 per share. The options expire on March 31, 2013. The options were granted in further consideration of Mr. Goldring's employment with us.

Compensation of Directors

         Our directors receive no compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2002 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Report on Repricing of Options/SARs

         During the fiscal year ended December 31, 2002 we did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 28, 2003 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

             Name and Address                 Shares of Common Stock         Percentage
           of Beneficial Owner                  Beneficially Owned          Ownership (1)
           -------------------                  ------------------          ---------
Interactive Business Concepts, Inc.                       900,000                    4.07%
777 Bayshore Drive, #444
Ft. Lauderdale, FL 33304

Richard K. Goldring                                     8,566,334 (2)(3)            38.71%
5 Fox Chase Drive
Watchung, NJ 07060

Elliot Osher                                            4,333,333(4)                19.58%
54 Prospect Avenue
White Plains, NY 10606

William Osher                                           4,333,333(5)                19.58%
2955 Shell Road
Brooklyn, NY 11224

David Silverman                                                -0-                   0%
158 West 81st Street
New York, NY  10024

All directors and executive officers                   17,233,000 (2)(6)            77.86%
as a group (4 persons)

(1)      Based upon 22,131,153 shares issued and outstanding.

(2) Includes (i) 900,000 shares owned by Interactive Business Concepts, Inc., a corporation owned by Mr. Goldring and (ii) 8,000 shares owned by Irina Goldring, the wife of Richard Goldring. Excludes 400,000 stock options issued to Mr. Goldring in October 2002, each exercisable for the purchase of one share of our common stock at a price of $.56 per share.

(3) Includes 3,333,334 shares held by Mr. Goldring that he is obligated to transfer to us under the Acquisition Agreement dated March 31, 2003 among Go West Entertainment, Inc., Mr Goldring, the Company and others. Does not include 1,021,745 shares that we will issue to Mr. Goldring under the antidilution provision of the Acquisition Agreement.

(4) Includes 3,333,333 shares held by Mr. Osher that he is obligated to transfer to us under the Acquisition Agreement dated March 31, 2003 among Go West Entertainment, Inc., Mr Osher, the Company and others. Does not include 195,464 shares that we will issue to Mr. Osher under the antidilution provision of the Acquisition Agreement.

(5) Includes 3,333,333 shares held by Mr. Osher that he is obligated to transfer to us under the Acquisition Agreement dated March 31, 2003 among Go West Entertainment, Inc., Mr Osher, the Company and others. Does not include 195,464 shares that we will issue to Mr. Osher under the antidilution provision of the Acquisition Agreement.

(6) Includes 10,000,000 shares held by the named individuals that they are obligated to transfer to us under the Acquisition Agreement dated March 31, 2003 among Go West Entertainment, Inc., the named individuals, the Company and others. Does not include 1,412,673 shares that we will issue to the named individuals under the antidilution provision of the Acquisition Agreement.

Changes in Control

         Not Applicable.


                          ITEM 12. RELATED TRANSACTIONS

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

         On March 11, 2002 we entered into an Acquisition Agreement with Go West Entertainment, Inc. and Richard Goldring, Elliot Osher and William Osher, the shareholders of Go West Entertainment, Inc. Pursuant thereto we acquired all of the issued and outstanding capital stock of Go West Entertainment, Inc. in exchange for 10,000,000 shares of our restricted common stock (the "Acquisition Shares"). Richard Goldring, Elliot Osher and William Osher are affiliates of ours; by reason of being our officers, directors and principal shareholders. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         On August 13, 2002 we completed a triangular merger with HEIR and Scores Acquisition Corp. ("SAC"), a Delaware corporation and wholly owned subsidiary of ours. The merger was based upon an August 7, 2002 Agreement and Plan of Merger among the parties. Pursuant to the merger the HEIR shareholders exchanged all of their HEIR shares, constituting all of the issued and outstanding capital stock of HEIR, for an aggregate of 3,000,000 shares of our restricted common stock making HEIR a wholly owned subsidiary of ours. The HEIR shareholders were Richard Goldring, Elliot Osher and William Osher, each of whom is an affiliate of ours; by reason of being officers, directors and principal shareholders of ours. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         On March 31, 2003, we entered into an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher. The purpose of the Agreement was to "unwind" the transaction of March 11, 2002 in which we acquired Go West. We transferred 7,500,000 shares of Go West to Goldring and the Oshers (the "Purchasers"), which constituted all of Go West's outstanding equity securities. The Purchasers transferred back to us the consideration they received when they sold Go West to us, that is 10,000,000 shares of our common stock. The Agreement also has an "antidilution" provision under which, in the event we issue shares of our common stock for any purpose, the Purchasers will be issued that number of additional shares of our common stock necessary for them to maintain collectively a holding of 63.6% of our outstanding common stock. This provision for additional shares is effective for three years from the date of the Agreement. Goldring will be issued shares necessary for him to maintain a 46% interest and each of the Oshers will be issued shares necessary to maintain a 8.8% interest. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.



                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Reports on Form 8-K

         Report on Form 8-K, Date of Report February 25, 2003, filing date March 11, 2003, reporting on Item 5, Other Events. The report concerned the Second Loan Modification Agreement with a private investor.

         Report on Form 8-K/A, Date of Report November 14, 2001, filing date October 23, 2002, reporting on Item 3, Bankruptcy or Receivership. The report included Financial Statements of The Internet Advisory Corporation, our predecessor, for the years ended December 31, 2001 and 2000.

         Report on Form 8-K/A, Date of Report August 13, 2002, filing date October 28, 2002, reporting on Item 7, Financial Statements. The report included Financial Statements of HEIR Holding Co., Inc. (now known as Scores Licensing Corp.), for the years ended December 31, 2001 and 2000.

         Report on Form 8-K, Date of Report March 24, 2003, filing date April _, 2003, reporting on Item 2, Acquisition or Disposition of Assets. The report concerned the sale of Go West Entertainment, Inc. and related transactions.




Exhibits

         The following Exhibits are being filed with this Annual Report on Form 10-KSB:




-------------- ------------------------------------------------------------------------- --------------------
Exhibit        Item                                                                      Date
Number
-------------- ------------------------------------------------------------------------- --------------------
2.1            Agreement and Plan of Reorganization between Olympus M.T.M. Corporation   June 22, 1998
               and The Internet Advisory Corporation*
-------------- ------------------------------------------------------------------------- --------------------
2.2            Reorganization Agreement between The Internet Advisory Corporation and    Dec. 30, 1999
               Richard Goldring*
-------------- ------------------------------------------------------------------------- --------------------
2.3            Plan of Reorganization and Disclosure Statement filed in Bankruptcy       Aug. 29, 2001
               Court*
-------------- ------------------------------------------------------------------------- --------------------
2.4            Acquisition Agreement among Scores Holding Company, Inc., Go West         Mar. 11, 2002
               Entertainment, Inc. and its Shareholders*
-------------- ------------------------------------------------------------------------- --------------------
2.5            Agreement and Plan of Merger among HEIR Holding Company, Inc., Scores     Aug 7, 2002
               Acquisition Corp. and Scores Holding Company, Inc.*
-------------- ------------------------------------------------------------------------- --------------------
2.6            Acquisition Agreement among Scores Holding Company, Inc., Go West         Mar 31, 2003
               Entertainment, Inc. and its Shareholders (the "Unwinding" Transaction)*
-------------- ------------------------------------------------------------------------- --------------------
3.1            Certificate of Incorporation*

-------------- ------------------------------------------------------------------------- --------------------
3.2            By-Laws*

-------------- ------------------------------------------------------------------------- --------------------
10.1           License Agreement between HEIR Holding Company, Inc. and Go West          Aug. 15, 2001
               Entertainment, Inc.*
-------------- ------------------------------------------------------------------------- --------------------
10.2           Amendment to License Agreement dated August 15, 2001*                     Mar. 3, 2002
-------------- ------------------------------------------------------------------------- --------------------
10.3           Convertible Debenture Purchase Agreement between HEIR Holding Company,    Aug. 7, 2002
               Inc. and HEM Mutual Assurance Fund, Ltd*
-------------- ------------------------------------------------------------------------- --------------------

-------------- ------------------------------------------------------------------------- --------------------
10.4           $1,000,000 Convertible Debenture Issued to HEM Mutual Assurance Fund,     Aug 7, 2002
               Ltd by HEIR Holding Company, Inc.*
-------------- ------------------------------------------------------------------------- --------------------
10.5           Loan Agreement and Promissory Note between Scores Holding Company, Inc.   Aug. 7, 2002
               and HEM Mutual Assurance Fund, Ltd*
-------------- ------------------------------------------------------------------------- --------------------
10.6           Promissory Note Issued to HEM Mutual Assurance Fund, Ltd by Scores        Aug. 7, 2002
               Holding Company, Inc.*
-------------- ------------------------------------------------------------------------- --------------------
10.7           Convertible Debenture Purchase Agreement between Scores Holding           Aug 13, 2002
               Company, Inc. and HEM Mutual Assurance, LLC*
-------------- ------------------------------------------------------------------------- --------------------
10.8           Termination Warrant Issued to HEM Mutual Assurance, LLC by Scores         Aug 13, 2002
               Holding Company, Inc.*
-------------- ------------------------------------------------------------------------- --------------------
10.9           Special Registration Rights Agreement between Scores Holding Company,     Aug 13, 2002
               Inc. and HEM Mutual Assurance, LLC*
-------------- ------------------------------------------------------------------------- --------------------
10.10          Modification of Loan and Convertible Debenture Purchase Agreements and    Nov. 14, 2002
               Related Transaction Documents among Scores Holding Company, Inc., HEM
               Mutual Assurance Fund, Ltd and HEM Mutual Assurance, LLC.*
-------------- ------------------------------------------------------------------------- --------------------
10.11          Intellectual Property Assignment Agreement between Scores Holding         July 1, 2002
               Company, Inc. and Scores Entertainment, Inc.*
-------------- ------------------------------------------------------------------------- --------------------
10.14          Warrant to Purchase 350,000 Shares of Common Stock of Scores Holding      July 1, 2002
               Company, Inc.*
-------------- ------------------------------------------------------------------------- --------------------
10.15          Second Modification of Loan and Convertible Debenture Purchase            Feb. 25, 2003
               Agreements and Related Transaction Documents among Scores Holding
               Company, Inc., HEM Mutual Assurance Fund, Ltd and HEM Mutual Assurance,
               LLC.*
-------------- ------------------------------------------------------------------------- --------------------
10.16          Collateral Loan Agreement between Scores Holding Company, Inc. and        Apr. 1, 2002
               Interauditing, Srl*
-------------- ------------------------------------------------------------------------- --------------------
10.17          Marketing Services Compensation Agreement between 3rd Millennium          Oct. 2002
               Management and Scores Holding Company, Inc.
-------------- ------------------------------------------------------------------------- --------------------
10.18          Advisory Agreement Among Maximum Ventures, Inc., Jackson Steinem, Inc.    Mar. 2003
               and Scores Holding Company, Inc.
-------------- ------------------------------------------------------------------------- --------------------
10.19          Employment Agreement Between Scores Holding Company, Inc. and Richard     July 1, 2002
               Goldring*
-------------- ------------------------------------------------------------------------- --------------------
10.20          Option Agreement Between Scores Holding Company, Inc. and Richard         Oct. 23, 2002
               Goldring
-------------- ------------------------------------------------------------------------- --------------------
10.21          Option Agreement Between Scores Holding Company, Inc. and Elda Auerback   Oct. 23, 2002
-------------- ------------------------------------------------------------------------- --------------------
10.22          Promissory Note for $250,000 Issued by Scores Holding Company, Inc. to    Oct. 2002
               Arnold Feldman*
-------------- ------------------------------------------------------------------------- --------------------
10.23          Novation of Convertible Note Purchase Agreement and Convertible           Mar. 6, 2003
               Promissory Note between Scores Holding Company, Inc. and Victoria
               Fesenko*
-------------- ------------------------------------------------------------------------- --------------------
10.24          Secured Promissory Note Issued by Go West Entertainment, Inc. to Scores   Mar. 31, 2003
               Holding Company, Inc.*
-------------- ------------------------------------------------------------------------- --------------------

-------------- ------------------------------------------------------------------------- --------------------
10.25          Master License Agreement between Scores Holding Company, Inc. and         Mar. 31, 2003
               Entertainment Management Systems, Inc.*
-------------- ------------------------------------------------------------------------- --------------------
10.26          Revised Employment Agreement Between Scores Holding Company, Inc. and     Mar 31, 2003
               Richard Goldring*
-------------- ------------------------------------------------------------------------- --------------------
10.27          Amendment to intellectual Property Agreement between Scores Holding       Mar. 31, 2003
               Company, Inc. and Scores Entertainment, Inc.*
-------------- ------------------------------------------------------------------------- --------------------
21             Subsidiaries - As of April 15, 2003, we had two subsidiaries: Scores
               Licensing Corp. and Sunrise Web Development, Inc.
-------------- ------------------------------------------------------------------------- --------------------
99.1           Certification of Chief Executive Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002
-------------- ------------------------------------------------------------------------- --------------------
99.2           Certification of Chief Financial Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002
-------------- ------------------------------------------------------------------------- --------------------

* Previously filed.



                        ITEM 14. CONTROLS AND PROCEDURES

                  Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 21, 2003    SCORES HOLDING COMPANY INC.



                         By:      /s/ Richard Goldring
                                  Richard K. Goldring
                                  Chairman, Chief Executive Officer, President
                                  and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      SIGNATURE                               TITLE                          DATE
                      ---------                               -----                          ----

        /s/ Richard Goldring                  Chairman, President and Chief         April 21, 2003
        --------------------------------------
        Richard K. Goldring                   Executive Officer

        /s/ David Silverman                   Treasurer , Chief Financial and       April 21, 2003
        --------------------------------------
        David Silverman                       Accounting Officer


        Board of Directors

        /s/ Richard Goldring                  Director                              April 21, 2003
        --------------------------------------
        Richard K. Goldring

        /s/ Elliot Osher                      Director                              April 21, 2003
        --------------------------------------
        Elliot Osher

        /s/ William Osher                     Director                              April 21, 2003
        --------------------------------------
        William Osher


                                 CERTIFICATIONS


         I, Richard Goldring, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Scores Holding Company, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  April 21, 2003                       /s/ Richard Goldring
                                                     --------------------
                                                  Principal Executive Officer

                                 CERTIFICATIONS

         I, David Silverman, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Scores Holding Company, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

         Date: April 21, 2003                s/ David Silverman
                                             -------------------
                                         Principal Financial Officer

Exhibit Index


-------------- ------------------------------------------------------------------------- --------------------
Exhibit        Item                                                                             Page
Number
-------------- ------------------------------------------------------------------------- --------------------
10.17          Marketing Services Compensation Agreement between 3rd Millennium
               Management and Scores Holding Company, Inc.                                       66
-------------- ------------------------------------------------------------------------- --------------------
10.18          Advisory Agreement Among Maximum Ventures, Inc., Jackson Steinem, Inc.
               and Scores Holding Company, Inc.                                                  68
-------------- ------------------------------------------------------------------------- --------------------
10.20          Option Agreement Between Scores Holding Company, Inc. and Richard
               Goldring                                                                          79
-------------- ------------------------------------------------------------------------- --------------------
10.21          Option Agreement Between Scores Holding Company, Inc. and Elda Auerback
                                                                                                 82
-------------- ------------------------------------------------------------------------- --------------------
99.1           Certification of Chief Executive Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                                        85
-------------- ------------------------------------------------------------------------- --------------------
99.2           Certification of Chief Financial Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                                        86
-------------- ------------------------------------------------------------------------- --------------------