Form 10QSB
period 2003-03-31
SCORES HOLDING CO INC
filed 2003-05-14
CIK 831489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended:            March 31, 2003
                                                  -----------------------------


        [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT

               For the transition period from ______________ to________________

                         Commission file number 0-16665


                          Scores Holding Company Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Utah                                        87-0426358
                   ------                                     -------------
        (State or other jurisdiction                          (IRS Employer
      of incorporation or organization)                    Identification No.)


                    533-535 West 27th St., New York, NY 10001
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (212) 868-4900
                                 --------------
                           (Issuer's telephone number)


-------------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 13,593,826 as of April 30, 2003
                                                -------------------------------

     Transitional Small Business Disclosure Format (check one). Yes  ; No X
                                                                   --    ---

                           Scores Holding Company Inc.
                                 March 31, 2003
                         Quarterly Report on Form 10-QSB


                                Table of Contents
                                                                                     Page

Special Note Regarding Forward Looking Statements......................................3


                         PART I - FINANCIAL INFORMATION

Item  1.      Financial Statements.....................................................4
Item  2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.............. ................................12
Item  3.      Controls and Procedures.................................................13

                           PART II - OTHER INFORMATION

Item  2.      Changes in Securities and Use of Proceeds...............................13
Item  6.      Exhibits and Reports on Form 8-K........................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended Martch 31, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                                  Page
                                                                                                               ----

         Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002...................................5

         Consolidated Statements of Operations for the three months ended March 31,
               2003 and March 31, 2002............................................................................6

         Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and March 31, 2002.................................................................................8

         Notes to Consolidated Financial Statements...............................................................9


                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


                                                                             March 31,           December 31,
                                                                                2003                 2002
                                                                        ---------------------  ----------------
                                                                            (unaudited)            (audited)
                               ASSETS

CURRENT ASSETS:
Cash                                                                    $                  -   $         28,118
Notes Receivable - current portion                                                    50,000                  -
Prepaid Expenses                                                                           -             15,112
Interest Receivable                                                                    1,348              1,348
                                                                        ---------------------  -----------------
Total Current Assets                                                                  51,348             44,578

FURNITURE AND EQUIPMENT, NET                                                          36,263            724,151
INTANGIBLE ASSETS, NET                                                               748,957            986,102
FINANCE COSTS, NET                                                                   114,833            121,458
NOTES RECEIVABLE - long term                                                       1,586,260                  -
REORGANIZATION VALUE IN EXCESS OF AMOUNTS
ALLOCABLE TO IDENTIFIABLE ASSETS                                                           -              9,814

OTHER ASSETS:
Security Deposits                                                                      2,666          1,007,507
Due from Related Party                                                                45,300                  -
                                                                        ---------------------  -----------------
                                                                        $          2,585,627   $      2,893,610
                                                                        =====================  =================


              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Cash overdraft                                                        $             17,334   $              -
Accounts payable and accrued expenses                                                112,731            603,280
Prepetition payables                                                                  10,007             10,007
Related party payable                                                                 68,807            220,517
  Notes Payable                                                                      843,796            782,850
  Convertible Debentures, Net of Discount                                            429,928            509,928
                                                                        ---------------------  -----------------
Total Current Liabilities                                                          1,482,603          2,126,582

LONG TERM DEBT                                                                       152,804            143,750


STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.0001 par value, 10,000,000 shares
      authorized, -0- issued and outsatanding
Common stock, $.001 par value; 500,000,000 shares authorized,
13,593,786 and 21,374,285 issued and outstanding,
respectively                                                                          13,594             22,374
Additional paid-in capital                                                         4,429,371          3,791,010
Deficit accumulated during development stage                                      (3,492,745)        (3,190,106)
                                                                        ---------------------  -----------------
Total Stockholder's deficiency                                                       950,220            623,278
                                                                        ---------------------  ------------------
                                                                        $          2,585,627   $       2,893,610
                                                                        =====================  ==================


                See notes to consolidated financial statements.

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Three Months Ended March 31,
                                                                 -----------------------------------------------------
                                                                           2003                          2002
                                                                 -----------------------------   ---------------------
                                                                          (unaudited)                 (unaudited)

NET SALES                                                         $                517,272       $             50,000

COST OF GOODS SOLD                                                                 230,895                          -
                                                                 --------------------------      ---------------------

GROSS PROFIT                                                                       286,377                     50,000

GENERAL AND ADMINISTRATIVE EXPENSES                                                582,401                    214,612
                                                                 --------------------------      ---------------------

NET INCOME (LOSS) FROM OPERATIONS                                                 (296,024)                  (164,612)

OTHER INCOME                                                                         9,000                          -
INTEREST INCOME (EXPENSE )                                                         (15,615)                       337
                                                                 --------------------------      ---------------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                             (302,639)                  (164,275)

PROVISION FOR INCOME TAXES                                                               -                          -
                                                                 --------------------------      ---------------------

NET INCOME (LOSS)                                                                 (302,639)                  (164,275)
                                                                 ==========================      =====================

NET LOSS PER SHARE                                               $                   (0.02)      $              (0.02)
                                                                 ==========================      =====================

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                                                                     18,787,452                  7,600,831
                                                                 ==========================      =====================


                See notes to consolidated financial statements.

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                 Three Months Ended March 31,
                                                                       2003         2002
                                                                  -----------    -----------

                                                                  (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $  (302,639)   $  (164,275)
 Adjustments to reconcile net loss to net cash provided
  by (used) in operating activites:
    Depreciation & Amortization                                       246,270          2,500
    Contributed services                                              455,000              -
    Common stock issued for services                                  113,087              -
    Returned shares for new debt terms                                 (9,000)             -
    Write off of intangible                                             9,814              -
    Converted debt                                                          -         15,000
    Prepaid expenses                                                   15,112              -
    Interest receivable                                                     -           (337)
    Accounts payable and accrued expenses                            (490,055)       155,085
    Bank overdraft                                                     17,334              -
    Prepetition debt                                                        -         92,765
    Deposit payable                                                         -        250,000
                                                                  -----------    -----------

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES                    54,923        350,738
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Transfers of capital expenditures                                 685,388        (46,671)
    Note receivable                                                (1,636,260)             0
    Security deposits                                               1,004,841     (1,000,000)
                                                                  -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                  53,969     (1,046,671)
                                                                  -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Issuance of shares resulting from the acquisition                 (10,000)        10,000
    Recapitalization resulting from the acquisition                         -       (119,649)
    Related party payable                                            (197,010)       543,189
    Proceeds from notes payable                                        70,000              -
    Prepetition long term debt                                              -         (5,141)
    Loan  payable                                                           -        250,000
                                                                  -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            (137,010)       678,399
                                                                  -----------    -----------

NET DECREASE IN CASH                                                  (28,118)       (17,534)

CASH, beginning of the period                                          28,118         18,626
                                                                  -----------    -----------

CASH, end of the period                                           $         -    $     1,092
                                                                  ===========    ===========


Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                        $         -    $        -
Non cash financing activities:
    Common stock issued for services                              $   113,087    $        -
    Common stock issued in connection with debenture conversion        80,494             -
    Contribution of services                                          455,000             -


                See notes to consolidated financial statements.

                  Scores Holding Company Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements
                                   (Unaudited)



Note 1:  Basis of Presentation
-------

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

Note 2:   Equity Transactions

In March 2003, the Company issued 551,006 shares of common stock in exchange for the conversion of $80,000 of debenture principal and $494 of interest.

In March 2003, the Company issued 275,822 shares of common stock in connection with the advisory agreement with Maximum Ventures, Inc. and Jackson Steinhem, Inc.

In March 2003, the Company received 10,000,000 shares in connection with the unwinding agreement with GoWest, Inc.

In March 2003, the Company issued 1,412,673 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.

In March 2003, the Company renegotiated the terms of certain debts to an individual, which resulted in 20,000 shares being returned to treasury. Such shares returned were recorded as other income at the market value $.45 per share or $9,000 upon entering into the new debt agreement.

The salaries accrued pursuant to the employment agreements for the officers of $455,000 since July 2002, which have either been reduced or eliminated for the Go West divestiture have been recorded as a contribution to capital pursuant to Topic 5T of the staff accounting bulletins. These officers are also shareholders of the Company.

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

Note 3:       Loan payable - related party

The Company borrowed another $100,000 from an individual, whom has already loaned funds to the Company. The total debt to this individual is $225,000 and is repayable over 36 months in equal installments commencing May 2003.

The other individual whom is owed $200,000 renegotiated their debt terms to be payable $15,000 a week commencing March 10, 2003. This individual has forfeited their 20,000 shares and conversion terms of the debt as part of the new debt terms.

Note 4:       Go West unwinding transaction

In consideration of all payments made by us on behalf of GoWest for the construction of the club, GoWest has given to us its Secured Promissory Note in the amount of $1,636,264. The principal of the Note is payable in sixty monthly installments commencing on November 1, 2003 and ending on October 1, 2008. The first twelve monthly installments are $10,000 each. The next forty-eight installments of principal are $31,289 each. Interest at the rate of 7% per annum will accrue on the unpaid balance of principal until maturity. Interest payments are due monthly with each installment of principal commencing November 1, 2003. The Note is secured by Go West's leased interest in its New York nightclub.

Employment Agreement

Effective July 1, 2002, the Company entered into a ten-year employment agreement with its president. The agreement provides for an initial annual salary of $260,000 that will increase to $520,000 upon the opening of the Club, as defined, as well as other benefits.

Effective March 31, 2003, the employment agreement has been amended to provide an annual salary of $104,000. All other terms will remain in effect. GoWest will pay our accrued obligation of unpaid salary to Mr. Goldring.

License Agreement

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

Master License Agreement

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

If this "Go West unwinding transaction" had occurred on January 1, 2003, the pro-forma Net sales would have been $291,398 lower or $225,874 and the pro-forma general and administrative expenses would have been $308,822 lower or $273,579. The pro-forma net loss would be $285,215, if the Go West transaction had occurred on January 1, 2003.

Note 5:           Commitments and Contingencies

Advisory Agreement

In March 2003, we entered into an Advisory Agreement with Maximum Ventures Inc. and Jackson Steinem, Inc. (collectively the Advisor). Under this Agreement, the Advisor will serve as our business advisor with respect to financings, strategic planning, mergers and acquisitions, and business development. The services will be rendered on a non-exclusive basis for a two (2) year period, which is renewable upon written agreement for additional six-month periods. We have agreed to pay the Advisor an Advisory Fee consisting of (i) 976,364 shares of our common stock (each such transfer of shares being an "Advisory Fee") upon execution of the Agreement, (ii) an Advisory Fee upon full conversion of our outstanding 1% Convertible Debenture due July 30, 2007 issued to a private investor, (iii) an Advisory Fee upon completion of a financing introduced by Advisor for at least one million five hundred thousand dollars ($1,500,000),
(iv) an Advisory Fee if the Advisor arranges financing of a South Florida adult entertainment club plus 10% of the common stock of the corporation that operates such club, (v) a cash fee equal to 6% of any debt financing and 10% of any equity financing arranged by Advisor and (vi) a fee equal to 10% of all cash and securities received by us from a merger or acquisition with any candidate introduced by Advisor. The Agreement also provides for a return of up to 10% of the total Advisor Fee if certain transactions do not occur and a termination fee if we elect not to proceed with certain transactions arranged by Advisor of 25% of the fees Advisor would have earned had any of the transactions proceeded. Adam S. Gottbetter, the owner of Jackson Steinem, is a member of Kaplan Gottbetter & Levenson, our attorneys.

The common stock issued under this advisory agreement as of March 31, 2003 was 275,822 shares, which was valued at $113,087, the fair market value of such stock on the issue date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the three-month periods ended March 31, 2003 and March 31, 2002, we had revenue of $517,272 and $50,000 respectively. The increase in revenue was due to the revenues generated from sales of the Diamond Dollar rights in the independently owned Scores Showroom pursuant to the assignment agreement between us. Our cost of goods sold was $230,895 for the three-month period ended March 31, 2003 and $0 for the three-month period ended March 31, 2002. The increase in cost of goods sold was due to the costs associated with the diamond dollars program. We incurred general and administrative expenses of $582,401 for the three-months ended March 31, 2003 and $214,612 for the three-months ended March 31, 2002. The increase in general and administrative expenses was primarily attributable to legal, consulting, rent and salary expenses. For the three months ended March 31, 2003 we had interest expense of $15,615 compared to interest income of $337 for the three-months ended March 31, 2002. The increase was due to expenses incurred in financing activities undertaken by us relating to the issuance of debentures and notes payable. For the three months ended March 31, 2003, we had a net loss of $302,639 or approximately $.02 per share as compared to a net loss of $164,275 or $.02 per share, for the three-months ended March 31, 2002.

         We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost, server expense and Diamond Dollar expense was classified as cost of goods sold. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, payroll taxes, postage, professional fees, rent, telephone and travel.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of March 31, 2003 we had an accumulated deficit of $3,492,745. As of March 31, 2003, we had total current assets of $51,348 and total current liabilities of $1,482,603 or negative working capital of $1,431,255. At December 31, 2002, we had total current assets of $44,578 and total current liabilities of $2,126,582 or negative working capital of $2,082,004. We currently have no material commitments. The increase in the amount of our negative working capital is primarily attributable to payables incurred in connection with payment of the rent on our leased property, including payables due to related parties.

          We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash, which would require us to seek financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our adult entertainment licensing business.

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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         In March 2003, we entered into an Advisory Agreement with Maximum Ventures Inc. and Jackson Steinem, Inc. (collectively the Advisor). Under this Agreement, the Advisor will serve as our business advisor with respect to financings, strategic planning, mergers and acquisitions, and business development. Pursuant to the Advisory Agreement, we issued 275,822 shares of our restricted common stock to the Advisor. Adam S. Gottbetter, the owner of Jackson Steinem, is a member of Kaplan Gottbetter & Levenson, our attorneys. The shares were issued in reliance on the exemption from registration under section 4(2) of the Securities Act of 1933, as amended.

                  On August 13, 2002, we issued our 1% $1,000,000 convertible debenture due August 6, 2007 (the "First Debenture"). The First Debenture is convertible into unrestricted shares of our common stock pursuant to Rule 504 under the Securities Act of 1933, as amended. The per share conversion price for the First Debenture in effect on any conversion date is the lesser of (a) $1.15 or sixty-five percent (65%) of the average of the closing bid prices per share of our common stock during the five (5) trading days immediately preceding August 13, 2002 or (b) fifty percent (50%) of the average of the three (3) lowest closing bid prices per share of our common stock during the forty (40) trading days immediately preceding the date on which the holder of the First Debenture provides a notice of conversion. On March 18, 2003, the holder of the First Debenture converted $50,000 of principal due on the First Debenture and $305.48 in related interest at a conversion price of $.15 per share into 335,370 shares of our common stock. On March 25, 2003, the holder of the First Debenture converted an additional $30,000 of principal and $189.04 of related interest at a conversion price of $.14 per share into 215,636 shares of common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1     Certificate of Chief Executive Officer

                  99.2     Certificate of Chief Financial Officer

         (b)      Reports on Form 8-K

         On March 3, 2003, we filed a Report on Form 8-K regarding Item 5., Other Events and FD Disclosure. The report concerned a second modification of certain outstanding loan and convertible debenture purchase agreements that occurred on February 25, 2003.

         On April 16, 2003, we filed a Report on Form 8-K regarding Item 2., Acquisition or Disposition of Assets. The report concerned the sale of our Go West Entertainment, Inc. subsidiary on March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     Scores Holding Company Inc.



Dated: May 9, 2003                   By:  /s/ Richard Goldring
                                          ------------------------------------
                                          Richard Goldring
                                          President, Chief Executive Officer

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


         Date:  May   9, 2003               /s/ Richard Goldring
                                            -----------------------------------
                                            Name:  Richard Goldring
                                            Title: Principal Executive Officer

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



         Date:  May 9, 2003                 /s/ David Silverman
                                            ----------------------------------
                                            Name:  David Silverman
                                            Title: Principal Financial Officer