Form 10QSB
period 2003-06-30
SCORES HOLDING CO INC
filed 2003-08-14
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended:            JUNE 30, 2003
                                                  ------------------------------


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

                                 (212) 868-4900
                           ---------------------------
                           (Issuer's telephone number)


     ----------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 18,934,927 AS OF JULY 1, 2003
                                                ------------------------------


     Transitional Small Business Disclosure Format (check one). Yes    ; No X
                                                                   ---     ---

                           SCORES HOLDING COMPANY INC.
                                  JUNE 30, 2003
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements..............................3


                         PART I - FINANCIAL INFORMATION

Item  1.      Financial Statements.............................................4
Item  2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................14
Item  3.      Controls and Procedures.........................................15

                           PART II - OTHER INFORMATION

Item  2.      Changes in Securities and Use of Proceeds.......................15
Item  6.      Exhibits and Reports on Form 8-K................................16

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

         Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
               December 31, 2002 .............................................5

         Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and June 30, 2002 (unaudited)...6

         Consolidated Statements of Cash Flows for the six months ended
               June 30, 2003 and June 30, 2002 (unaudited)....................7

         Notes to Consolidated Financial Statements (unaudited)...............8

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                                 June 30,            December 31,
                                                                                   2003                  2002
                                                                           -----------------------------------------
                                                                                (unaudited)           (audited)
                                 ASSETS

CURRENT ASSETS:
Cash                                                                     $                 5,020             28,118
Notes Receivable - current portion -related party                                         80,000                  -
Prepaid Expenses                                                                          45,500             15,112
                                                                                               -                  -
Interest Receivable                                                                       28,635              1,348
                                                                           ----------------------  -----------------
Total Current Assets                                                                     159,155             44,578

FURNITURE AND EQUIPMENT, NET                                                              26,263            724,151
INTANGIBLE ASSETS, NET                                                                   511,680            986,102
FINANCE COSTS, NET                                                                       108,208            121,458
NOTES RECEIVABLE - long term - related party                                           1,556,263                  -
REORGANIZATION VALUE IN EXCESS OF AMOUNTS
ALLOCABLE TO IDENTIFIABLE ASSETS                                                               -              9,814

OTHER ASSETS:
Security Deposits                                                                              -          1,007,507
                                                                           ----------------------  -----------------
                                                                         $             2,361,569 $        2,893,610
                                                                           ======================  =================


                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                    $               252,995 $          603,280
Prepetition payables                                                                           -             10,007
Related party payable                                                                     85,834            220,517
  Notes Payable                                                                          712,980            782,850
  Convertible Debentures, Net of Discount                                                329,928            509,928
                                                                           ----------------------  -----------------
Total Current Liabilities                                                              1,381,737          2,126,582

LONG TERM DEBT                                                                           152,804            143,750


STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value, 10,000,000 shares
   authorized, -0- issued and outstanding                                                     -                  -
Common stock, $.001 par value; 500,000,000 shares authorized,
     18,934,927 and 21,374,285 issued and outstanding,
     respectively                                                                         18,935             22,374
Additional paid-in capital                                                             4,653,639          3,791,010
Accumulated deficit                                                                   (3,845,546)        (3,190,106)
                                                                           ----------------------  -----------------
Total Stockholder's deficiency                                                           827,028            623,278
                                                                           ----------------------  -----------------
                                                                         $             2,361,569 $        2,893,610
                                                                           ======================  =================

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Six Months Ended June 30,                Three Months Ended June 30,
                                                     -------------------------------------     --------------------------------
                                                           2003                 2002                2003              2002
                                                     -----------------   -----------------     --------------   ---------------
                                                     (unaudited)               (unaudited)         (unaudited)    (unaudited)

NET SALES                                           $      805,745    $            56,250      $     288,473   $         6,250

COST OF GOODS SOLD                                         461,922                      -            231,027                 -
                                                     --------------      -----------------       ------------   ---------------

GROSS PROFIT                                               343,823                 56,250             57,446             6,250



GENERAL AND ADMINISTRATIVE EXPENSES                      1,005,531                925,613            423,130           711,001
                                                     --------------      -----------------       ------------   ---------------

NET INCOME (LOSS) FROM OPERATIONS                         (661,708)              (869,363)          (365,684)         (704,751)

OTHER INCOME                                                13,140                                     4,140
INTEREST INCOME (EXPENSE )                                  (6,872)                   674              8,743               337
                                                     --------------      -----------------       ------------   ---------------

NET INCOME (LOSS) BEFORE INCOME TAXES                     (655,440)              (868,689)          (352,801)         (704,414)



PROVISION FOR INCOME TAXES                                       -                      -
                                                     --------------      -----------------       ------------   ---------------

NET INCOME (LOSS)                                         (655,440)              (868,689)          (352,801)         (704,414)
                                                     ==============      =================       ============   ===============

NET LOSS PER SHARE                                  $        (0.04)   $             (0.05)             (0.02)            (0.04)
                                                     ==============      =================       ============   ===============

WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING                                           17,127,496             15,826,343         17,127,496        15,826,343
                                                     ==============      =================       ============   ===============

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 Six Months Ended June 30,
                                                                                2003                  2002
                                                                           ------------------   ----------------
                                                                              (unaudited)          (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $         (655,440)         (868,689)
Adjustments to reconcile net loss to net cash provided
  by (used) in operating activites:
    Depreciation & Amortization                                                       500,172             6,500
    Contributed services                                                              455,000                 -
    Common stock issued for services                                                  242,387                 -
    Returned shares for new debt terms                                                 (9,000)                -
    Write off of intangible                                                             9,814                 -
    Converted debt                                                                          -            15,000
    Prepaid expenses                                                                  (30,388)                -
    Interest receivable                                                               (27,287)             (674)
    Post petition accrued expenses                                                          -            41,276
    Accounts payable and accrued expenses                                            (349,482)           49,794
                                                                           ------------------   ----------------

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES                                   135,776          (756,793)
                                                                           ------------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Transfers of capital expenditures                                                 685,388                 -
    Purchases of capital expenditures                                                       -           (72,089)
    Note receivable                                                                (1,636,263)                -
    Security deposits                                                               1,007,507        (1,000,000)
                                                                           ------------------   ----------------

NET CASH USED IN INVESTING ACTIVITIES                                                  56,632        (1,072,089)
                                                                           ------------------   ----------------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Issuance of shares resulting from the acquisition                                 (10,000)           10,000
    Issuance of shares                                                                      -               732
    Additional paid in capital                                                              -           725,809
    Recapitalization resulting from the acquisition                                         -          (119,649)
    Related party payable                                                            (134,683)               -
    Proceeds from notes payable                                                       (60,816)               -
    Prepetition long term debt                                                        (10,007)           (5,464)
    Loan  payable - related party                                                                     1,210,077
                                                                           ------------------   ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            (215,506)        1,821,505
                                                                           ------------------   ----------------

NET DECREASE IN CASH                                                                  (23,098)           (7,377)

CASH, beginning of the period                                                          28,118            18,626
                                                                           ------------------   ----------------

CASH, end of the period                                                    $            5,020   $        11,249
                                                                           ==================   ================


Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                 $           11,488   $             -
Non cash financing activities:
    Common stock issued for services                                       $          242,387   $             -
    Common stock issued in connection with debenture conversion                       180,000                 -
    Contribution of services                                                          455,000                 -

                  SCORES HOLDING COMPANY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

Note 2: Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $3.8 million cumulatively through June 30, 2003 and has a working capital deficiency as of June 30, 2003. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Summary of Significant Accounting Principles

Stock based compensation plans -

We account for our stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation
- Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                         For the six months ended           For the three months ended
                                         ------------------------           --------------------------
                                                June 30,                             June 30,
                                                ---------                            --------
                                              2003             2002               2003             2002
                                              ----             ----               ----             ----
Net loss available to common
shareholders, as reported                $(655,440)      $  (868,689)       $(352,801)        $(704,414)
Deduct: Stock-based compensation, net
of tax                                         -              195,606              -                 -
                                               -         -    -------              -                 -
Net loss available to common
shareholders, pro-forma                  $(655,440)      $(1,064,295)       $(352,801)        $(704,414)
                                         ==========      ============       ==========        ==========

Basic earnings per share:
                          As reported -  $   (.04)       $   (.05)          $   (.02)         $   (.04)
                            Pro-forma -  $   (.04)       $   (.07)          $   (.02)         $   (.04)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

We have recorded no compensation expense for stock options granted to employees during the three or six months ended June 30, 2003 and 2002.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Blach-Scholes option pricing model with the following weighted average assumptions:

                                          For the Six months Ended June 30,
                                            2003                    2002
                                            ----                    ----
      Risk free interest rate               1.9%                   4.08%
      Expected life                          n/a                 10.5 years
      Dividend rate                        0.00%                  0.00%
      Expected volatility                    50%                    75%


Note 4: New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The adoption of the provisions of FIN No. 46 will not have a material effect on its results of operation or financial position.

Accounting for Financial Instruments - In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No.150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not affect the disclosures of the Company.

Note 5: Equity Transactions

In March 2003, the Company issued 551,006 shares of common stock in exchange for the conversion of $80,000 of debenture principal and $494 of interest.

In March 2003, the Company issued 275,822 shares of common stock in connection with the advisory agreement with Maximum Ventures, Inc. and Jackson Steinhem, Inc. These shares were valued at $113,087 and expensed.

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

In May and June of 2003, the Company issued 300,000 and 450,000 shares of common stock in exchange for legal services, respectively. The Company recorded $66,000 and $99,000 of legal expenses associated with the services rendered.

In June of 2003, the Company issued 1,194,161 shares of common stock in exchange for the conversion of $100,000 of debenture principal and $309 of interest.

In June 2003, the Company issued 3,396,940 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.


Note 6: Loan payable

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


Note 7: Go West unwinding transaction

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

Employment Agreement

Effective March 31, 2003, the employment agreement with the CEO was amended to provide an annual salary of $104,000. All other terms will remain in effect. GoWest will pay our accrued obligation of unpaid salary to Mr. Goldring pursuant to the aforementioned unwinding transaction.

License Agreement

Effective July 1, 2002, we entered into an Intellectual Property Assignment Agreement with Scores Entertainment, Inc. ("Assignor") under which Assignor agreed to assign and transfer to the Company all of its rights to Diamond Dollars program and system, including its trademark rights to the Diamond Dollar name. In consideration for the assignment, the Company will issue to the Assignor 700,000 restricted shares of its common stock ("Shares") and the Company issued a five-year warrant to purchase 350,000 restricted shares of its common stock at an exercise price of $3.50 per share ("Warrant") and has agreed to pay to Assignor 25% of all revenues generated from the licensing of the use of the Dollar Diamond Rights until November 2003 ("Royalty Fee"). The Company has yet to issue the Shares but expect to do so shortly.

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

If this "Go West unwinding transaction" had occurred on January 1, 2003, the pro-forma Net sales would have been $291,398 lower or $514,347 and the pro-forma general and administrative expenses would have been $308,822 lower or $696,709. The pro-forma net loss would be $638,016, if the Go West transaction had occurred on January 1, 2003.

Note 8: Commitments and Contingencies

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

The common stock issued under this advisory agreement as of June 30, 2003 was 275,822 shares, which was valued at $113,087, the fair market value of such stock on the issue date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the three-month periods ended June 30, 2003 and June 30, 2002, we had revenue of $288,473 and $6,250, respectively. For the six-month periods ended June 30, 2003 and June 30, 2002, we had revenue of $805,745 and $56,250 respectively. The increase in revenue was due to the revenues generated from sales of the Diamond Dollar rights in the independently owned Scores Showroom pursuant to the assignment agreement between us. Our cost of goods sold for the three-month periods ended June 30, 2003 and June 30, 2002 was $231,027 and $0, respectively. Our cost of goods sold was $461,922 for the six-month period ended June 30, 2003 and $0 for the six-month period ended June 30, 2002. The increase in cost of goods sold was due to the costs associated with the diamond dollars program. We incurred general and administrative expenses of $423,130 and $711,001 for the three-month periods ended June 30, 2003 and June 30, 2002, respectively. The decrease in general and administrative expenses was primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the unwinding agreement involving our former subsidiary, GoWest Entertainment. We incurred general and administrative expenses of $1,005,531 for the six-months ended June 30, 2003 and $925,613 for the six-months ended June 30, 2002. For the three-month periods ended June 30, 2003 and June 30, 2002, we had interest income of $8,743 and $337 respectively. The increase in interest income was due to the note due from GoWest Entertainment issued under the unwinding agreement. For the six-months ended June 30, 2003 we had interest expense of $6,872 compared to interest income of $674 for the six-months ended June 30, 2002. The increase in interest expense was due to expenses incurred in financing activities undertaken by us relating to the issuance of debentures and notes payable. For the three-months ended June 30, 2003 and June 30, 2002, we had a net loss of $352,801 or $.02 per share and $704,414, or $.04 per share, respectively. For the six-months ended June 30, 2003, we had a net loss of $655,440 or approximately $.04 per share as compared to a net loss of $868,689 or $.05 per share, for the six-months ended June 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of June 30, 2003 we had an accumulated deficit of $3,845,546. As of June 30, 2003, we had total current assets of $159,155 and total current liabilities of $1,381,737 or negative working capital of $1,222,582. At December 31, 2002, we had total current assets of $44,578 and total current liabilities of $2,126,582 or negative working capital of $2,082,004. We currently have no material commitments. The increase in the amount of our negative working capital is primarily attributable to payables incurred in connection with payment of the rent on our leased property, including payables due to related parties.

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

OUR SUBLICENSEES

Scores Entertainment, Inc.

     Entertainment Management Systems, Inc. ("EMS"), our licensee, entered into a Sublicense Agreement with Scores Entertainment, Inc. ("SEI") to use the "SCORES" brand name at its SCORES SHOWROOM nightclub and pays royalties to EMS equal to 4.99% of the gross revenues earned at SCORES SHOWROOM. All of these royalties are paid by EMS to us under the Master License Agreement. The term of the Sublicense continues as long as SCORES SHOWROOM continues in operation. SEI recently signed a new five-year lease, with an additional five year option, for "SCORES SHOWROOM" its adult nightclub located in New York City on East 60th Street. Based solely upon an unaudited SEI management review, estimates show that for the eight months ending May 31, 2003, SCORES SHOWROOM will generate approximately $20 million in gross revenues for 2003 of which 4.99%, which is estimated to be in excess of $1 million for 2003, will be paid to us in licensing fees.

Scores Chicago

     Scores Chicago is scheduled to commence operations on September 9, 2003. EMS entered into a Sublicense Agreement to use the "SCORES" brand name at the Scores Chicago nightclub and pays royalties to EMS equal to 4.99% of the gross revenues earned at Scores Chicago. All of these royalties are paid by EMS to us under the Master License Agreement. The term of the Sublicense continues as long as Scores Chicago continues in operation.

Scores West

     Go West Entertainment, Inc. continues Scores West construction, and believes the Scores West location will be open and operational on December 1, 2003. Scores West will similarly pay a 4.99% licensing fee to EMS that will be paid to SCOH under the Master License Agreement.

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


                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

                  On August 13, 2002, we issued our 1% $1,000,000 convertible debenture due August 6, 2007 (the "First Debenture"). The First Debenture is convertible into unrestricted shares of our common stock pursuant to Rule 504 under the Securities Act of 1933, as amended. The per share conversion price for the First Debenture in effect on any conversion date is the lesser of (a) $1.15 or sixty-five percent (65%) of the average of the closing bid prices per share of our common stock during the five (5) trading days immediately preceding August 13, 2002 or (b) fifty percent (50%) of the average of the three (3) lowest closing bid prices per share of our common stock during the forty (40) trading days immediately preceding the date on which the holder of the First Debenture provides a notice of conversion. On June 23, 2003, the holder of the First Debenture converted $50,000 of principal due on the First Debenture at a conversion price of $.084 per share into 595,238 shares of our common stock. On June 29, 2003, the holder of the First Debenture converted an additional $50,000 of principal and $309.58 of related interest at a conversion price of $.084 per share into 598,923 shares of common stock.

         As of June 30, 2003, we issued 2,456,908 shares of restricted common stock to Richard Goldring, our Chief Executive Officer, President and Director, 470,016 shares of restricted common stock to Elliot Osher, our Secretary and Director, and 470,016 shares of restricted common stock to William Osher, our Vice President and Director. These shares were issued to Goldring and the Oshers pursuant to the "antidilution" provisions of the Acquisition Agreement dated March 31, 2003, among Go West Entertainment, Inc., Goldring, the Oshers and us. Goldring and the Oshers did not pay to us any consideration for these shares. The shares were issued under the exemption from registration provided in section 4(2) of the Securities Act of 1933.


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

                                         Scores Holding Company Inc.



Dated: August 14, 2003                   By:  /s/ Richard Goldring
                                              ----------------------------------
                                              Richard Goldring
                                              President, Chief Executive Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarterly period covered by this report based on our evaluation;

            c) Disclosed in this quarterly report any change in the issuer's internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

         Date:  August 14, 2003             /s/ Richard Goldring
                                            ------------------------------------
                                            Name:  Richard Goldring
                                            Title: Principal Executive Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarterly period covered by this report based on our evaluation;

            (c) Disclosed in this quarterly report any change in the issuer's internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


         Date:  August 14, 2003        /s/ David Silverman
                                       -----------------------------------------
                                       Name:  David Silverman
                                       Title: Principal Financial Officer