Form 10QSB
period 2003-09-30
SCORES HOLDING CO INC
filed 2003-11-14
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:            SEPTEMBER 30, 2003
                                         ---------------------------------------


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



   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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
                                               44,140,821 AS OF NOVEMBER 5, 2003
                                               ---------------------------------


   Transitional Small Business Disclosure Format (check one). Yes    ; No X
                                                                  ---    ---

                           SCORES HOLDING COMPANY INC.
                               SEPTEMBER 30, 2003
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements.............................3


                         PART I - FINANCIAL INFORMATION

Item  1.      Financial Statements............................................4
Item  2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................15
Item  3.      Controls and Procedures........................................16

                           PART II - OTHER INFORMATION

Item  2.      Changes in Securities and Use of Proceeds......................16
Item  6.      Exhibits and Reports on Form 8-K...............................17

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

         Consolidated Balance Sheets as of September 30, 2003 (unaudited)
           and December 31, 2002 .............................................5

         Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and September 30, 2002
           (unaudited)........................................................6

         Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2003 and September 30, 2002 (unaudited)..............7

         Notes to Consolidated Financial Statements (unaudited)...............8

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET



                                                                                  September 30,          December 31,
                                                                                      2003                   2002
                                                                              ----------------------------------------
                                                                                   (unaudited)            (audited)
                                  ASSETS

CURRENT ASSETS:
  Cash                                                                      $                 1,752  $         28,118
  Notes Receivable - current portion -related party                                         110,000               -
  Prepaid Expenses                                                                           70,819            15,112
  Interest Receivable                                                                        57,270             1,348
                                                                              ----------------------   ---------------
   Total Current Assets                                                                     239,841            44,578

FURNITURE AND EQUIPMENT, NET                                                                 31,263           724,151
INTANGIBLE ASSETS, NET                                                                      274,403           986,102
FINANCE COSTS, NET                                                                          101,583           121,458
NOTES RECEIVABLE - long term - related party                                              1,526,263               -
REORGANIZATION VALUE IN EXCESS OF AMOUNTS
ALLOCABLE TO IDENTIFIABLE ASSETS                                                                -               9,814

OTHER ASSETS:
  Security Deposits                                                                             -           1,007,507
                                                                              ----------------------   -------------------
                                                                            $             2,173,353  $      2,893,610
                                                                              ======================   ===================


                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                     $               195,164  $        603,280
  Prepetition payables                                                                          -              10,007
  Related party payable                                                                      44,519           220,517
    Notes Payable                                                                           678,341           782,850
    Convertible Debentures, Net of Discount                                                  77,625           509,928
                                                                              ----------------------   ---------------
      Total Current Liabilities                                                             995,649         2,126,582

LONG TERM DEBT                                                                              120,879           143,750


STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.0001 par value, 10,000,000 shares
    authorized, -0- issued and outsatanding                                                   -                 -
  Common stock, $.001 par value; 500,000,000 shares authorized,
  40,473,870 and 21,374,285 issued and outstanding, respectively                               40,474            22,374
  Additional paid-in capital                                                                4,946,307         3,791,010
  Accumulated deficit                                                                      (3,929,956)       (3,190,106)
                                                                              ----------------------   ---------------
    Total Stockholder's deficiency                                                          1,056,825           623,278
                                                                              ----------------------   ---------------
                                                                            $             2,173,353  $      2,893,610
                                                                              ======================   ===============

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Nine Months Ended September 30,             Three Months Ended September 30,
                                                 ---------------------------------------        -----------------------------------
                                                       2003                   2002                   2003                2002
                                                 ------------------      ---------------        ---------------    ----------------
                                                   (unaudited)             (unaudited)           (unaudited)          (unaudited)



NET SALES                                     $          1,106,860    $         768,750       $        301,115   $         712,500
                                                                                                             0
COST OF GOODS SOLD                                         692,949                    -                231,027                   -
                                                 ------------------      ---------------        ---------------    ----------------

GROSS PROFIT                                               413,911              768,750                 70,088             712,500



GENERAL AND ADMINISTRATIVE EXPENSES                      1,176,555            1,747,448                171,024             798,211
                                                 ------------------      ---------------        ---------------    ----------------

NET INCOME (LOSS) FROM OPERATIONS                         (762,644)            (978,698)              (100,936)            (85,711)

OTHER INCOME                                                13,140                                           0
INTEREST INCOME (EXPENSE )                                   9,654           (1,019,059)                16,526          (1,013,716)
                                                 ------------------      ---------------        ---------------    ----------------

NET INCOME (LOSS) BEFORE INCOME TAXES                     (739,850)          (1,997,757)               (84,410)         (1,099,427)



PROVISION FOR INCOME TAXES                                       -                    -
                                                 ------------------      ---------------        ---------------    ----------------

NET INCOME (LOSS)                                         (739,850)          (1,997,757)               (84,410)         (1,099,427)
                                                 ==================      ===============        ===============    ================

NET LOSS PER SHARE                            $              (0.04)   $           (0.14)                 (0.00)              (0.06)
                                                 ==================      ===============        ===============    ================

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                                             20,450,606           14,224,355             27,096,826          18,246,212
                                                 ==================      ===============        ===============    ================

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             Nine Months Ended September 30,
                                                                                2003                2002
                                                                          ------------------   ----------------
                                                                             (unaudited)          (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $         (739,850)      $   (1,997,757)
  Adjustments to reconcile net loss to net cash provided
   by (used) in operating activites:
    Depreciation & Amortization                                                   739,074               35,250
    Contributed services                                                          455,000                  -
    Common stock issued for services                                              302,387                  -
    Returned shares for new debt terms                                             (9,000)                 -
    Write off of intangible                                                         9,814                  -
    Converted debt                                                                                     165,141
    Prepaid expenses                                                              (55,707)                 -
    Interest receivable                                                           (55,922)              (1,011)
    Post petition accrued expenses                                                     -                   -
    Accounts payable and accrued expenses                                        (408,116)             116,618
                                                                          ------------------   ----------------

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES                               237,680           (1,681,759)
                                                                          ------------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Transfers of capital expenditures                                               685,388                  -
  Purchases of capital expenditures                                                   -                (97,636)
  Note receivable                                                              (1,636,263)                 -
  Purchase of Trademark                                                                               (240,750)
  Security deposits                                                             1,007,507           (1,000,000)
                                                                          ------------------   ----------------

NET CASH USED IN INVESTING ACTIVITIES                                              56,632           (1,338,386)
                                                                          ------------------   ----------------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Issuance of shares resulting from the acquisition                               (10,000)                 -
  Issuance of Debentures                                                              -              1,001,332
  Issuance of shares                                                                2,707                  -
  Additional paid in capital                                                          -              1,599,390
  Recapitalization resulting from the acquisition                                     -                    -
  Related party payable                                                          (175,998)            (600,000)
  Proceeds from notes payable                                                    (127,380)           1,008,833
  Prepetition long term debt                                                      (10,007)              (5,464)
  Loan  payable - related party                                                                        144,767
                                                                          ------------------   ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (320,678)           3,148,858
                                                                          ------------------   ----------------

NET DECREASE IN CASH                                                              (26,366)             128,713

CASH, beginning of the period                                                      28,118               18,626
                                                                          ------------------   ----------------

CASH, end of the period                                                $            1,752     $        147,339
                                                                          ==================   ================


Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                               $           18,536     $            -
Non cash financing activities:
  Common stock issued for services                                     $          302,387     $            -
  Common stock issued in connection with debenture conversion                     435,005                  -
  Contribution of services                                                        455,000                  -

                  SCORES HOLDING COMPANY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements
-------  --------------------


Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

Note 2:  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $3.9 million cumulatively through September 30, 2003 and has a working capital deficiency as of September 30, 2003. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:


                                         For the nine months ended          For the three months ended
                                                  September 30,                      September 30,
                                                  --------------                     -------------
                                              2003             2002               2003             2002
                                              ----             ----               ----             ----
Net loss available to common
shareholders, as reported                $(739,850)      $  (1,997,757)     $(84,410)         $(1,099,427)
Deduct: Stock-based compensation, net
of tax                                         -              195,606              -                 -
                                               -         -    -------              -                 -
Net loss available to common
shareholders, pro-forma                  $(739,850)       $(2,193,363)      $(84,410)         $(1,099,427)
                                         ==========      =============      =========         ============

Basic earnings per share:
                          As reported -  $   (.04)       $   (.14)          $   (.001)        $   (.06)
                            Pro-forma -  $   (.04)       $   (.15)          $   (.001)        $   (.06)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

We have recorded no compensation expense for stock options granted to employees during the three or nine months ended September 30, 2003 and 2002.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        For the Nine months Ended Sept 30,
                                        ----------------------------------
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

In August and September of 2003, the Company issued 2,946,754 and 4,593,439 shares of common stock, respectively, in exchange for the conversion of $107,658 and $144,645 of debenture principal, respectively, and $477 and $1,427 of interest, respectively.

In September 2003, the Company issued 300,000 shares of common stock in exchange for $60,000 of legal services.

In September 2003, the Company issued 13,698,750 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.



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

Employment Agreement
--------------------

Effective March 31, 2003, the employment agreement with the CEO was amended to provide an annual salary of $104,000. All other terms will remain in effect. GoWest will pay our accrued obligation of unpaid salary to Mr. Goldring pursuant to the aforementioned unwinding transaction.

License Agreement
-----------------

Effective July 1, 2002, the Company entered into an Intellectual Property Assignment Agreement with Scores Entertainment, Inc. ("Assignor") under which Assignor agreed to assign and transfer to the Company all of its rights to Diamond Dollars program and system, including its trademark rights to the Diamond Dollar name. In consideration for the assignment, the Company will issue to the Assignor 700,000 restricted shares of its common stock ("Shares") and the Company issued a five-year warrant to purchase 350,000 restricted shares of its common stock at an exercise price of $3.50 per share ("Warrant") and has agreed to pay to Assignor 25% of all revenues generated from the licensing of the use of the Dollar Diamond Rights until November 2003 ("Royalty Fee"). The Company has yet to issue the Shares but expect to do so shortly.

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


Master License Agreement
------------------------

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

If this "Go West unwinding transaction" had occurred on January 1, 2003, the pro-forma Net sales would have been $291,398 lower or $815,462 and the pro-forma general and administrative expenses would have been $308,822 lower or $867,733. The pro-forma net loss would be $722,426, if the Go West transaction had occurred on January 1, 2003.

Sublicense Agreement
--------------------

Effective June 13, 2003, EMS entered into a license agreement with Stone Park Entertainment of Chicago, Illinois. Stone Park received the right and license to use the Scores Trademark in connection with the operation of their location in Chicago, Illinois. Stone Park agreed to pay EMS a license fee of 4.99% of gross revenues or $2,500.00 per week, whichever is greater. All of these royalties paid to EMS will be paid to us under the Master License Agreement.


Note 8: Commitments and Contingencies

Advisory Agreement
------------------

In March 2003, we entered into an Advisory Agreement with Maximum Ventures Inc. and Jackson Steinem, Inc. (collectively the Advisor). Under this Agreement, the Advisor will serve as our business advisor with respect to financings, strategic planning, mergers and acquisitions, and business development. The services will be rendered on a non-exclusive basis for a two (2) year period, which is renewable upon written agreement for additional six-month periods. We have agreed to pay the Advisor an Advisory Fee consisting of (i) 244,091 shares of our common stock (244,091 shares being further referred to as an "Advisory Fee") upon execution of the Agreement, (ii) an Advisory Fee upon full conversion of our outstanding 1% Convertible Debenture due July 30, 2007 issued to a private investor, (iii) an Advisory Fee upon completion of a financing introduced by Advisor for at least one million five hundred thousand dollars ($1,500,000),
(iv) an Advisory Fee if the Advisor arranges financing of a South Florida adult entertainment club plus 10% of the common stock of the corporation that operates such club, (v) a cash fee equal to 6% of any debt financing and 10% of any equity financing arranged by Advisor and (vi) a fee equal to 10% of all cash and securities received by us from a merger or acquisition with any candidate introduced by Advisor. The Agreement also provides for a return of up to 10% of the total Advisor Fee earned if certain transactions do not occur and a termination fee if we elect not to proceed with certain transactions arranged by Advisor of 25% of the fees Advisor would have earned had any of the transactions proceeded. Adam S. Gottbetter, the owner of Jackson Steinem, is a member of Gottbetter & Partners, LLP our attorneys.

The common stock issued under this advisory agreement as of September 30, 2003 was 275,822 shares, which was valued at $113,087, the fair market value of such stock on the issue date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the three-month period ended September 30, 2003 and September 30, 2002, we had revenue of $301,115 and $712,500, respectively. For the nine-month period ended September 30, 2003 and September 30, 2002, we had revenue of $1,106,860 and $768,750 respectively. The increase in revenue was due to the revenues generated from sales of the Diamond Dollar rights in the independently owned Scores Showroom pursuant to the assignment agreement between us. Our cost of goods sold for the three-month period ended September 30, 2003 and September 30, 2002 was $231,027 and $0, respectively. Our cost of goods sold was $692,949 for the nine-month period ended September 30, 2003 and $0 for the nine-month period ended September 30, 2002. The increase in cost of goods sold was due to the costs associated with the diamond dollars program. We incurred general and administrative expenses of $171,024 and $798,211 for the three-month period ended September 30, 2003 and September 30, 2002, respectively. We incurred general and administrative expenses of $1,176,555 for the nine-month period ended September 30, 2003 and $1,747,448 for the nine-month period ended September 30, 2002. The decrease in general and administrative expenses was primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the unwinding of GoWest Entertainment. For the three-month period ended September 30, 2003 and September 30, 2002, we had interest income of $16,526 interest expense of $1,013,716, respectively. For the nine-month period ended September 30, 2003 we had interest income of $9,654 compared to interest expense of $1,019,059 for the nine-months ended September 30, 2002. The decrease in interest expense was due to prior year expenses incurred in financing activities undertaken by us relating to the issuance of debentures and notes payable. The increase in interest income was due to the note due from GoWest in the unwinding agreement. For the three-months ended September 30, 2003 and September 30, 2002, we had a net loss of $84,410 or $.001 per share and $1,099,427, or $.06 per share, respectively. For the nine-months ended September 30, 2003, we had a net loss of $739,850 or approximately $.04 per share as compared to a net loss of $1,997,757 or $.14 per share, for the nine-months ended September 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2003 we had an accumulated deficit of $3,929,956. As of September 30, 2003, we had total current assets of $239,841 and total current liabilities of $995,649 or negative working capital of $755,808. At December 31, 2002, we had total current assets of $44,578 and total current liabilities of $2,126,582 or negative working capital of $2,082,004. We currently have no material commitments. The decrease in the amount of our negative working capital is primarily attributable to payables incurred in connection with payment of the rent on our leased property, including payables due to related parties.

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


ITEM 3.  CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report. During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.



                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

                  On August 13, 2002, we issued our 1% $1,000,000 convertible debenture due August 6, 2007 (the "First Debenture"). The First Debenture is convertible into unrestricted shares of our common stock pursuant to Rule 504 under the Securities Act of 1933, as amended. The per share conversion price for the First Debenture in effect on any conversion date is the lesser of (a) $1.15 or sixty-five percent (65%) of the average of the closing bid prices per share of our common stock during the five (5) trading days immediately preceding August 13, 2002 or (b) fifty percent (50%) of the average of the three (3) lowest closing bid prices per share of our common stock during the forty (40) trading days immediately preceding the date on which the holder of the First Debenture provides a notice of conversion. On August 7, 2003, the holder of the First Debenture converted $77,699 of principal and $331.96 of related interest due on the First Debenture at a conversion price of $.039 per share into 2,000,024 shares of our common stock. On August 23, 2003, the holder of the First Debenture converted $29,989 of principal and $145.42 of related interest due on the First Debenture at a conversion price of $.0318 per share into 946,730 shares of our common stock. On September 2, 2003, the holder of the First Debenture converted $29,989 of principal and $149.53 of related interest due on the First Debenture at a conversion price of $.0318 per share into 947,752 shares of our common stock. On September 12, 2003, the holder of the First Debenture converted $36,375 of principal and $399.62 of related interest due on the First Debenture at a conversion price of $.0318 per share into 1,156,434 shares of our common stock. On September 18, 2003, the holder of the First Debenture converted $38,188 of principal and $425.82 of related interest due on the First Debenture at a conversion price of $.0318 per share into 1,214,271 shares of our common stock. On September 22, 2003, the holder of the First Debenture converted $40,093 of principal and $451.45 of related interest due on the First Debenture at a conversion price of $.0318 per share into 1,274,982 shares of our common stock.


         As of September 30, 2003, we issued 9,908,306 shares of restricted common stock to Richard Goldring, our Chief Executive Officer, President and Director, 1,895,222 shares of restricted common stock to Elliot Osher, our Secretary and Director, and 1,895,222 shares of restricted common stock to William Osher, our Vice President and Director. These shares were issued to Goldring and the Oshers pursuant to the "antidilution" provisions of the Acquisition Agreement dated March 31, 2003, among Go West Entertainment, Inc., Goldring, the Oshers and us. Goldring and the Oshers did not pay to us any consideration for these shares. The shares were issued under the exemption from registration provided in section 4(2) of the Securities Act of 1933.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

         31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

         32.1     Section 1350 Certification of Chief Executive Officer

         32.2     Section 1350 Certification of Chief Financial Officer


(b) Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        Scores Holding Company Inc.



Dated: November 14, 2003                By:  /s/ Richard Goldring
                                             -----------------------------------
                                             Richard Goldring
                                             President, Chief Executive Officer