Form 10KSB
period 2003-12-31
SCORES HOLDING CO INC
filed 2004-03-30
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For Fiscal Year Ended: December 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________________ to ______________

            Commission file number          0-16665
                                  ---------------------------


                          SCORES HOLDING COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of small business issuer as specified in its charter)

            Utah                                  87-0426358
      ------------------                  -------------------------
(State or other jurisdiction                    (IRS Employer
of incorporation or organization)               Identification No.)

533-535 West 27th Street, New York                           10001
----------------------------------                         ---------
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number:                     (212) 868-4900

Securities registered under Section 12(b)
of the Exchange Act:                           None

Name of each Exchange on Which Registered:     None

Securities registered under Section 12(g)
of the Exchange Act:                           Common Stock, $.001 par value


            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x ]

            State issuer's revenues for its most recent fiscal year. $ 1,450,420

            State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days:

            As of March 9, 2004 there were 3,679,892 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on March 9, 2004 was approximately $1,030,000 based on the average closing bid and asked price of our common stock on March 9, 2004, which was $.27 per share.

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,109,582 shares of common stock, $,001 par value, as of March 9, 2004.

            Transitional Small Business Disclosure Format (check one):

      Yes                         No           X
          ---------------------      ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS


Item Number and Caption                                                Page
-----------------------                                                ----


Forward-Looking Statements...........................................     3


PART I

1.    Description of Business........................................     3

2.    Description of Property........................................    17

3.    Legal Proceedings..............................................    17

4.    Submission of Matters to a Vote of Security
      Holders........................................................    17


PART II

5.    Market for Common Equity and Related Stockholder Matters.......    17

6.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations ...........................    20

7.    Financial Statements...........................................F-1 to F-20

8.    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure............................    25

8A    Controls and Procedures........................................    25

PART III

9.    Directors, Executive Officers, Promoters and Control
      Persons; Compliance with Section 16(a) of the Exchange
      Act ...........................................................    26

10.   Executive Compensation.........................................    27

11.   Security Ownership of Certain Beneficial Owners and
      Management.....................................................    29

12.   Certain Relationships and Related
      Transactions...................................................    30

13.   Exhibits, List and Reports on Form
      8-K............................................................    31

14.   Principal Accountant Fees and
      Services.......................................................    33

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Business Development

      Scores Holding Company, Inc. (the "Company" or the "Registrant") was incorporated in the State of Utah on September 21, 1981 under the name Adonis Energy, Inc. ("Adonis"). Adonis was formed for the primary purpose of acquiring and investing in energy resources. On March 10, 1983 Adonis' name was changed to Olympus M.T.M. Corporation ("Olympus"). Olympus failed to achieve success in its business endeavors and consequently, it ceased operations in or before April, 1990. Thereafter, Olympus remained dormant until it succeeded to the business of The Internet Advisory Corporation, a Florida corporation ("TIAC-FL"), pursuant to an Agreement and Plan of Reorganization dated June 22, 1998. TIAC-FL had been incorporated on August 8, 1997 for the purpose of providing Internet access and Web design. Subsequent to the Agreement and Plan of Reorganization, we changed our name to The Internet Advisory Corporation. Pursuant to the Agreement and Plan of Reorganization we issued 1,200,000 shares of our common stock to TIAC-FL's shareholders and assumed the liabilities of TIAC-FL in exchange for the assets of TIAC-FL as at May 31, 1998. At the time of this issuance, we had 240,404 shares outstanding. Immediately after this issuance, the former shareholders of TIAC-FL owned 1,200,000 of our then total of 1,440,404 outstanding shares, or 83% of our Company. Upon closing the Agreement and Plan of Reorganization, the Olympus officers and directors resigned and the designees of TIAC-FL were appointed to serve in their place and stead.

      On December 30, 1999, we entered into a Reorganization Agreement (the "Reorganization Agreement") with Richard K. Goldring, the sole stockholder of Sunrise Web Development, Inc., a Florida corporation ("Sunrise"), under which we issued 800,000 shares of our common stock to Mr. Goldring and his designees in exchange for 100% of the outstanding voting securities of Sunrise. Pursuant to the Reorganization Agreement, Sunrise became a wholly-owned subsidiary of ours. Mr. Goldring owned approximately 10.7% of our outstanding common stock prior to the closing of the Reorganization Agreement and approximately 37.5% of our outstanding common stock following closing. There were 1,869,004 shares of our common stock issued and outstanding prior to the completion of the Reorganization Agreement and 2,669,004 shares of our common stock issued and outstanding after completion.

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

      The Plan, as modified, required certain payments to be made to all parties constituting Classes 1-4 and to the IRS for the Priority Tax Claim. All payments have been made in full with respect to Classes 1-4 and the Priority Tax Claim. Class 5 related to our shareholders and their treatment with regard to equity retention. Richard Goldring, our principal shareholder, and all equity holders that chose to make an additional equity contribution to us on or before November 30, 2001 (the "White Knight Electors") constituted the White Knight Class. Richard Goldring contributed $50,000 in exchange for retention of all of his equity interest in the Company. White Knight Electors were entitled to retain all or part of their equity interest in the Company on the basis of capital contributions of $1 per share. There was a sole White Knight Elector who made a capital contribution of $1,000 in exchange for full retention of 200 of his common shares. Pursuant to the Plan, all common stockholders other than the White Knight Class became subject to a 50 for 1 reverse stock split. Effective the close of business on January 2, 2002 the partial reverse stock split was effected. Pursuant thereto, all of our issued and outstanding shares of common stock on January 2, 2002, except for an aggregate of 880,200 shares held by members of the White Knight Class, were subjected to the reverse split. Immediately prior to the reverse split there were 2,889,004 shares issued and outstanding and immediately subsequent to the reverse split there were 920,359 shares issued and outstanding. Class 6 related to our outstanding stock options. Pursuant to the Plan, all of such options were cancelled. The holders thereof received no distributions under the Plan.

      Effective the close of trading on February 13, 2002, we effected a partial stock dividend pursuant to which all our shareholders, with the exception of Richard Goldring and Interactive Business Concepts

Inc., a corporation wholly owned by Mr. Goldring, received 3 additional shares of our common stock for every share owned by them. Immediately prior to the dividend there were 923,359 shares of our common stock issued and outstanding and immediately following the stock dividend there were 1,053,436 shares outstanding.

      On March 11, 2002 we entered into an Acquisition Agreement with Go West Entertainment Inc., a New York corporation ("Go West") and the shareholders of Go West (the "Go West Shareholders"). The Go West Shareholders were Richard Goldring, Elliot Osher and William Osher. Pursuant to the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of Go West from the Go West Shareholders, making Go West our wholly owned subsidiary in exchange for 2,000,000 shares of our restricted common stock.

      Go West was formed on May 11, 2001 to establish, own and operate upscale adult entertainment nightclubs. The principal assets of Go West were a twenty year lease (the "Lease") on a building at 533-535 West 27th Street, New York, NY at which Go West intended to open an adult entertainment nightclub commencing in or about late May 2003 under the name "Scores West" and a license agreement (the "HEIR License Agreement") with HEIR Holding Co., Inc. a Delaware corporation ("HEIR"), presently known as Scores Licensing Corp., granting Go West the right to use the "Scores" name in New York City for up to three adult entertainment nightclubs. Subsequent to this transaction, as discussed below, we also acquired HEIR.

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

      On July 9, 2002 we filed a Certificate of Amendment to our Certificate of Incorporation with the Utah Department of Commerce to change our name from The Internet Advisory Corporation to Scores Holding Company Inc. The change in name was made to reflect the change in our business direction from an Internet service company to a company intending to engage in the adult entertainment nightclub industry. With regard to our entry into this new field, we planned to leverage the adult entertainment nightclub experience of our management in an owner/operator business model in which we intended to both own and manage clubs. Pursuant thereto, we engaged from time to time in negotiations to manage or takeover Scores Showroom, an independent nightclub owned by Scores Entertainment, Inc. As we shifted the focus of our business, we decided to discontinue our existing ISP business.

      On August 13, 2002 we completed a triangular merger with HEIR and Scores Acquisition Corp. ("SAC"), a Delaware corporation and our wholly owned subsidiary. The merger was based upon an August 7, 2002 Agreement and Plan of Merger among the parties. Pursuant to the merger (i) SAC was merged with and into HEIR; (ii) the HEIR shareholders exchanged all of their HEIR shares, constituting all of the issued and outstanding capital stock of HEIR, for an aggregate of 600,000 shares of our restricted common stock, making HEIR our wholly owned subsidiary; and (iii) HEIR, the surviving corporation in the merger, changed its name to Scores Licensing Corp. The HEIR shareholders were Richard Goldring, Elliot Osher and William Osher, each of whom was an affiliate of the Company. Scores Licensing Corp. was the owner of all of the intellectual property rights to the "SCORES" trademark, name and brand. The determination of the number of shares of our common stock to be exchanged for the HEIR shares was based upon the valuation given to HEIR's assets in an arms length transaction in which HEIR had previously acquired such assets. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Subsequent to this transaction, Scores Licensing Corp. transferred its intellectual property rights to the "SCORES" trademark, name and brand to us.

      Immediately, prior to the merger, HEIR completed a $1,000,000 financing transaction pursuant to Rule 504 of Regulation D of the General Rules and Regulations under the Securities Act of 1933 as amended pursuant to an August 7, 2002 Convertible Debenture Purchase Agreement (the "HEIR Purchase Agreement") between HEIR and an accredited Colorado investor (the "Investor"). In connection therewith, HEIR sold a 1% $1,000,000 convertible debenture due August 6, 2007 (the "HEIR Debenture") to the Investor. The unpaid principal amount of the HEIR Debenture was convertible into unrestricted shares of HEIR common stock to be held in escrow pending the repayment or conversion of the HEIR Debenture. Pursuant to the merger, we assumed all obligations of HEIR under the HEIR Debenture and issued the holder thereof our 1% $1,000,000 convertible debenture due August 6, 2007 (the "First Debenture") in exchange for the HEIR Convertible Debenture, which was then cancelled. The material terms of the First Debenture are identical to the terms of the HEIR Debenture, except that the unpaid principal amount of the First Debenture is convertible into unrestricted shares of our common stock (the "Common Shares"), rather than shares of HEIR common stock. The per share conversion price for the First Debenture in effect on any conversion date is the lesser of (a) $1.15 or sixty-five percent (65%) of the average of the closing bid prices per share of our common stock during the five
(5) trading days immediately preceding August 13, 2002 or (b) fifty percent (50%) of the average of the three (3) lowest closing bid prices per share of our common stock during the forty (40) trading days immediately preceding the date on which the holder of the First Debenture provides the escrow agent with a notice of conversion. The number of shares of our common stock issuable upon conversion is also subject to anti-dilution provisions.

      Immediately prior to the merger, we also entered into a loan transaction with the Investor in which we borrowed the sum of $1,000,000, pursuant to a Loan Agreement and Promissory Note dated as of August 7, 2002 (collectively the "Loan Agreement"). The outstanding balance of the borrowed amount bears interest at the rate of 6% per annum, payable annually. This loan is not convertible into our common stock. The principal balance and unpaid interest are due on August 7, 2007. The Loan Agreement provided that if during the five year term of the loan at least 1,600,000 shares of our common stock are publicly traded, then we may, at our option, repay the remaining principal and interest on the loan by issuing to Investor a warrant to purchase 20,000 shares of our common stock at an exercise price equal to 75% of the average of the three lowest trading prices of our stock during the 40 day period immediately preceding the maturity date of the Loan Agreement. On December 16, 2003, we entered into a Loan Modification

Agreement with the Investor pursuant to which the outstanding principal balance and accrued interest on the loan was discharged, and we issued to the Investor a warrant to acquire 20,000 shares of our common stock at an exercise price equal to 75% of the average of the three lowest trading prices of our stock during the 40 day period immediately preceding December 16, 2003.

      On August 13, 2002 we entered into a financing transaction in which we received a firm commitment from a private equity fund for the purchase of a $2,000,000 convertible debenture from us (the "Second Debenture"). Pursuant to the related Debenture Purchase Agreement dated August 13, 2002 (the "Debenture Purchase Agreement"), the equity fund will be provided with a termination warrant (the "Termination Warrant") entitling it to receive 100,000 restricted shares of our common stock at a price of $.05 per share, subject to adjustment based upon anti-dilution provisions contained therein, in the event that the financing transaction did not close as a result of our actions. Piggyback registration rights apply to the shares underlying the Termination Warrant.

      On November 14, 2002 we entered into a Modification Agreement (the "First Modification Agreement") which resulted in the Second Debenture not being issued and the termination of the parties' respective rights and obligations under the Second Debenture and the Debenture Purchase Agreement, other than our obligation to issue the Termination Warrant provided for in the Debenture Purchase Agreement.

      Under the First Modification Agreement, the Investor and we agreed to rescind the conversion of $75,000 of principal and related interest of the First Debenture made on October 23, 2002. This was done by adding $55,000 back to the principal amount of the First Debenture and by the Investor agreeing to return to us 109,369 of the Conversion Shares received from the October 23, 2002 conversion and now held by the Investor. The Investor sold a total of 38,000 of the Conversion Shares received from the October 23, 2002 conversion in the open market, and the Investor retained the proceeds of these sales.

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

      We agreed with the equity fund to the immediate delivery of the Termination Warrant with its piggyback registration rights to the equity fund, and it agreed to exercise the Termination Warrant immediately upon its receipt. This exercise resulted in the issuance of 100,000 shares of our Common Stock for the exercise price of $5,000. The Common Stock issuable under the Termination Warrant was delivered into escrow to be released to the equity fund in five equal monthly distributions of 20,000 shares each, commencing one year after the date of the Modification Agreement. Except for this agreement concerning the Termination Warrant, the equity fund and we agreed to the termination of all of our respective rights and obligations under the Debenture Purchase Agreement and the Second Debenture, without any further performance or consideration required of the fund or us.

      Under the First Modification Agreement, the Investor agreed to place into escrow 48,200 shares of our common stock held by it until June 30, 2003. Prior to the release of these shares of our common stock, we may exercise the right to purchase the shares at a price equal to 70% of the average market value of a share of our common stock during the 5 days prior to the scheduled release from escrow.

      Under the First Modification Agreement, the Investor agreed not to convert any principal amount of the First Debenture, provided that we do not default under any of our obligations under the Loan Agreement, First Debenture, HEIR Purchase Agreement or the First Modification Agreement.

      We also agreed under the First Modification Agreement to grant to the private equity fund a right of first refusal for one year in the event that we proposed to license the use of the Scores or related trademarks in Japan. The private equity fund has the right to obtain such a license during this one year period on the same terms that we propose to grant such a license to any third party.

      Effective July 1, 2002, we entered into an Intellectual Property Assignment Agreement (the "Assignment Agreement") with Scores Entertainment, Inc. ("Assignor") under which Assignor agreed to assign and transfer to us all of Assignor's rights to the Diamond Dollars program and system, including its trademark rights to the Diamond Dollar name (the "Diamond Dollar Rights"). The Diamond Dollars program involves the sale of proprietary certificates that may be used at any Scores club to purchase food, drinks and entertainment. In consideration for the assignment and transfer to us of the Diamond Dollar Rights, we agreed to (i) issue to Assignor 140,000 restricted shares of our common stock (the "Shares"), (ii) issue to Assignor a warrant to acquire 70,000 shares of our common stock at an exercise price of $17.50 per share, with an expiration date of June 30, 2007, and (iii) pay to Assignor 25% of all revenues generated from our licensing of the use of the Dollar Diamond Rights at Assignor's Scores Showroom club until the date of termination of Assignor's lease of the Scores Showroom club in November

2003. The shares and warrants were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

      Between September 9, 2002 and November 3, 2003, the Investor converted the entire principal amount and accrued interest on the First Debenture into an aggregate amount of 2,885,753 shares of our common stock.

      The First Modification Agreement also provided that the Investor agreed to exercise a warrant to acquire 100,000 shares of Registrant's common stock for the aggregate exercise price of $5,000, with the shares to be held in escrow until November 14, 2003. Under the terms of the Second Modification Agreement, these shares were released to the Investor. These shares are restricted shares under the Securities Act of 1933. The Investor has "piggyback" registration rights in the event that we file a registration statement with the Securities and Exchange Commission.

      Under the First Modification Agreement, the Investor agreed to place 48,200 unrestricted shares of Registrant's common stock into escrow until their release on June 30, 2003. We had the option to purchase these shares at a price equal to seventy percent (70%) of their market price as of the release date. Under the Second Modification Agreement, these shares were released to the Investor and our option was terminated.

      In October 2002, we entered into a Marketing Services Compensation Agreement with 3rd Millennium Management to pay for marketing services. We agreed to pay for the services with the issuance of 12,000 shares of our common stock in June 2002 and by issuing 10,000 additional shares of common stock. We also issued a five year warrant to acquire 59,999 shares of common stock at an exercise price of $3.75 per share. The shares and warrants were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

      On November 7, 2002, December 15, 2002 and January 7, 2003, we borrowed $100,000, $25,000 and $100,000 respectively, from private lenders. Interest of 10% per annum is payable on the outstanding balance of principal commencing April 1, 2003. Thereafter, principal and interest are payable monthly over a three year period.

      On October 2002, we borrowed $200,000 from a private lender. This loan is repayable in fourteen weekly installments commencing on March 10, 2003. The first thirteen installments are $15,000 each. The last installment is $5,000. The loan does not bear interest. This loan has been paid and retired.

      In March, 2003, we entered into an Advisory Agreement with Maximum Ventures Inc. and Jackson Steinem, Inc. (collectively the Advisor). Under this Agreement, the Advisor will serve as our business advisor with respect to financings, strategic planning, mergers and acquisitions, and business development. The services will be rendered on a non-exclusive basis for a two
(2) year period, which is renewable upon written agreement for additional six-month periods. We have agreed to pay the Advisor an Advisory Fee consisting of (i) 55,164 shares of our common stock (each such transfer of shares being an "Advisory Fee") upon execution of the Agreement, (ii) an Advisory Fee upon full conversion of our outstanding 1% Convertible Debenture due July 30, 2007 issued to a private investor, (iii) an Advisory Fee upon completion of a financing introduced by Advisor for at least one million five hundred thousand dollars ($1,500,000), (iv) an Advisory Fee if the Advisor arranges financing of a South Florida adult entertainment club plus 10% of the common stock of the corporation that operates such club, (v) a cash fee equal to 6% of any debt financing and 10% of any equity financing arranged by Advisor and (vi) a fee equal to 10% of all cash and securities received by us from a merger or acquisition with any candidate introduced by Advisor. The Agreement also provides for a return of up to 10% of the total Advisor Fee if certain transactions do not occur and a termination fee if we elect not to proceed with certain transactions arranged by Advisor of 25% of the fees Advisor would have earned had any of the transactions proceeded. Adam S. Gottbetter, the owner of Jackson Steinem, is a member of Gottbetter & Partners, LLP, our attorneys.

New Business Strategy and the Go West "Unwinding" Transaction

      In March 2003, we made a thorough evaluation of the development of our business. Based on this evaluation, we decided to implement a new business strategy.

      Our new business strategy included focusing our efforts to actively market the "SCORES" brand name in order to take full commercial advantage of the name and its recognition value. We will seek to generate revenue by granting licenses to use the "SCORES" brand name to adult entertainment nightclubs. We also shifted our focus to take advantage of merchandising opportunities as well as opportunities in other media outlets.

      Management determined that potential investors perceived that we faced unknown and unnecessary risks in building, owning and operating an adult entertainment nightclub. The perceived risks include regulatory issues, zoning restrictions, construction issues and ongoing operating liabilities. Consequently, Management believed it was becoming increasingly difficult to obtain additional funding because of the perceived risks related to operating an adult nightclub under public ownership. Therefore, Management believed the best business strategy available will be to license the "SCORES" brand name and engage in merchandising campaigns, and not to operate a nightclub. We entered into several transactions to implement our new strategic vision and business model.

      On March 31, 2003, we entered into an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher. The purpose of the Agreement was to "unwind" most of the transaction of March 11, 2002 in which we acquired Go West. We transferred 1,500,000 shares of Go West to Goldring and the Oshers (the "Purchasers"), which constituted all of Go West's outstanding equity securities. Each Purchaser received 500,000 shares of Go West. The Purchasers transferred back to us the consideration they received when they sold Go West to us consisting of 2,000,000 shares of our common stock. These shares will be cancelled or held as treasury shares. The Agreement also includes an "antidilution" provision under which, in the event we issue shares of our common stock for any purpose, the Purchasers will be issued that number of additional shares of our common stock necessary for them to maintain collectively a holding of 63.6% of our outstanding common stock. This percentage is equal to the holdings of the Purchasers as of December 31, 2002, after giving effect to the Go West transaction. This provision for additional shares is effective for eighteen months from the date of the Acquisition Agreement. Goldring will be issued shares necessary for him to maintain a 46% interest and each of the Oshers will be issued shares necessary to maintain a 8.8% interest. The transaction was approved by the board of directors of Go West and Scores. As a result of this transaction, we have divested our interest in the Scores West adult nightclub.

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

      Prior to entering into the Master License, EMS was inactive. Immediately after the closing of our transfer of Go West to the Purchasers, Richard Goldring and William Osher entered into an Acquisition Agreement with EMS. Both Richard Goldring and William Osher exchanged the 2,500,000 shares of common stock of Go West they received from us under the Acquisition Agreement with EMS in return for 50 shares each of EMS common stock. As a result, EMS owned 66.7% and Elliot Osher owns 33.3% of Go West's outstanding common stock. Richard Goldring and William Osher each owned 50% of EMS's outstanding common stock. On April 7, 2003 the EMS Acquisition Agreement was cancelled. EMS transferred 2,500,000 shares of Go West to Mr. Richard Goldring and 2,500,000 shares of Go West to William Osher. Go West transferred 50 shares of EMS to Mr. Goldring and 50 shares of EMS to William Osher.

      Richard Goldring, our President, Chief Executive Officer, and Director, is the President and Chief Executive Officer of Go West. Our Employment Agreement with Mr. Goldring dated July 1, 2002 was amended to provide for an annual salary of $104,000. All other terms of the Employment Agreement remain in effect. Mr. Goldring entered into an Employment Agreement with Go West. Our accrued obligation of unpaid salary to Mr. Goldring will be paid by Go West.

      Elliot Osher's employment with us was terminated in connection with the Go West "unwinding" transaction and he became an employee of Go West. Mr. Osher retained his offices as our Secretary and Director. Our accrued obligation of unpaid salary to Mr. Osher will be paid by Go West.

      William Osher's employment with us was terminated in connection with the Go West "unwinding" transaction. Our accrued obligation of unpaid salary to Mr. Osher will be paid by Go West.

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

      On December 30, 2003, following approval by our board of directors, the Company effected a 5:1 reverse stock split. All share amounts described in this report have been adjusted to reflect this reverse stock split.

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

Licensed "SCORES" Brand Name Adult Entertainment Nightclubs\

      Our Master License with EMS grants to EMS the exclusive worldwide license to use and to grant sublicenses to use the "SCORES" trademarks in connection with the ownership and operation of upscale, adult-entertainment cabaret night clubs/restaurants and for the sale of merchandise by such establishments. Merchandise must relate to the nightclub that sells it, and may be sold at the nightclub, on an internet site maintained by the nightclub, by mail order and by catalogue. The term of the Master License is twenty years. EMS has the option to renew the Master License for six consecutive five-year terms. We will receive royalties equal to 4.99% of the gross revenues of all sublicensed clubs that are controlled by EMS. We will also receive royalties generated by sublicensing use of the SCORES name to adult entertainment nightclubs that are not controlled by EMS.

      Our First Sublicensed Nightclub-Scores Showroom

      Our management, Richard Goldring and Elliot Osher, are presently serving as operations managers at "Scores Showroom", a highly successful adult entertainment nightclub that will serve as the model for our sublicensed nightclubs. EMS, which is owned by Goldring and the Oshers, owns Go West Entertainment. Go West will own and operate Scores West, our first sublicensed nightclub. We will receive royalties equal to 4.99% of Go West's gross revenues.

      Scores Showroom, through its corporate owner, 333 E. 60th Street, Inc., entered into a new sublease for its nightclub at 333 E. 60th Street, New York, New York on October 1, 2003. The sublease is for an initial term of five (5) years, and grants an additional five (5) year renewal option. The new lease ensures the availability of the premises for the presently intended continued operation of the Company's flagship licensee, the original Scores Showroom, for a minimum of ten (10) years.

      Other Sublicensed Nightclubs

      In June 2003, the Company's Master Licensee, EMS, entered into a Sublicense Agreement with Stone Park Entertainment, Inc. This Sublicense authorizes Stone Park Entertainment to use the "SCORES CHICAGO" brand name at its adult nightclub located at 4003 Lake Street, Stone Park, Illinois. Stone Park Entertainment will pay royalties to EMS equal to approximately 4.99% of the gross revenues earned at that location. Construction has been completed at our third sublicensed club, "SCORES WEST" located at 533-535 West 27th Street, Manhattan and the club opened for business on March 16, 2004. Under the sublicense agreement executed by Go West Entertainment, Inc., SCORES WEST will pay 4.99% of its gross revenues to EMS, which will be paid to the Company. On February 27, 2004, the Company's Master Licensee, EMS, entered into a Sublicense Agreement with CLUB 2000 EASTERN AVENUE, INC. This Sublicense authorizes CLUB 2000 to use the SCORES BALTIMORE brand name at its adult nightclub located at 2000 Eastern Avenue, Baltimore, Maryland. CLUB 2000 will pay royalties to EMS equal to 4.99% of the gross revenues earned at that location, or $1,000 a week, whichever is greater. On March 8, 2004, EMS entered into a Sublicense Agreement with SMG Entertainment, Inc. This Sublicense authorizes SMG Entertainment to use the "SCORES MIAMI" brand name at an adult nightclub to be located in Miami-Dade County, Florida. SMG Entertainment will pay royalties to EMS equal to 4.99% of the gross revenues earned at that location. All of the royalties from the sublicensed clubs will be paid by EMS to the Company under the EMS Master License Agreement.

Competition

      The adult nightclub entertainment business is highly competitive with respect to price, service, location and professionalism of its entertainment. Sublicensed clubs will compete with many locally-owned adult nightclubs. It is our belief however, that only a few of these nightclubs have names that enjoy recognition and notoriety that equals or approaches that of Scores. Although there are restrictions on the location of a so-called "sexually oriented business" in New York City, for example, there are no barriers to entry into the adult cabaret entertainment market. There are approximately 25 adult cabarets located in New York City and approximately 6 located in Manhattan, of which it is our belief that approximately 3, will be in direct competition with us.

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

Government Regulation

      Our sublicensees are subject to a variety of governmental regulations depending upon the laws of the jurisdictions in which they operate. The most significant governmental regulations are described below.

Liquor License

      Sublicensees make an application to the State Liquor Authority (the "SLA") for a liquor license regarding their nightclub. The SLA has the authority, in its discretion, to issue or deny such a license request. The SLA typically requires local community board approval in connection with such grants. Approval is usually granted or denied within 90-120 days from the initial application date. Once granted, the license must be renewed annually. Assuming the licensee has complied with all rules and regulations governing the license, these licenses are generally renewed without protest or a hearing. Protest may be made by law enforcement agencies or by the general public. In such event, the SLA together with other agencies may hold a hearing to allow the protesting parties to express their views. Following such a hearing, the SLA has the authority to refuse to renew the license. Although we expect sublicensees to have liquor licenses in place for their business premises, no assurance can be given that this will be the case or that licenses can be assigned or transferred if necessary.

      Other sublicensed clubs will need to obtain liquor licenses as provided under the laws where such clubs are located.

"Cabaret" Licenses

      Scores West has requested and been granted a cabaret license regarding its nightclub by the New York City Department of Consumer Affairs (the "DCA"). The DCA uses objective criteria in its determination whether to issue or deny such a license request. Assuming the proposed use meets zoning requirements and the building housing the business meets building standards, the DCA will generally issue the requested license. Approval is usually granted or denied within 60-90 days from the initial application date.

      Sublicensees typically request a "cabaret" license regarding their nightclub. In some instances "adult entertainment" licenses are required. Although we expect sublicensees to have "cabaret" or "adult entertainment" licenses in place, no assurance can be given that this will be the case, and no assurance can be given that licenses can be assigned or transferred if necessary.

Zoning Restrictions

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

      Although we expect sublicensees to already be operating within "zoned" areas, no assurance can be given that local zoning regulations will remain constant, or if they are changed, that a sublicensee will be able to continue operations.

Employees

      At the present time our only employee is Richard Goldring, our Chairman, Chief Executive Officer and President.

ITEM 2. DESCRIPTION OF PROPERTY

      As of April 1, 2003, we utilized approximately 1,000 square feet of office space at 533-535 West 27th Street, New York, N.Y., on a month-to-month basis. The space is provided to us rent-free by the lease tenant, Go West Entertainment, Inc. We believe that our office space is adequate for our current and planned activities.


ITEM 3. LEGAL PROCEEDINGS

      The Company was named a defendant in the action entitled JKT Construction, Inc. dba Corcon Construction v. Go West Entertainment, Inc., Scores Holding Company, Inc., et. al. The action was commenced in the Supreme Court of the State of New York, County of New York. The case arises from the construction contract to improve the premises located at 533-535 W. 27th Street (the location of Scores Westside) entered into by the Company before the divestiture of Go West Entertainment, Inc on March 31, 2003. The complaint alleges nonpayment of $710,000.00 in construction costs. The Company believes that it has little or no potential liability because the construction contract on which the suit is based was assigned to, and assumed by Go West. Further, Go West and the Company have filed counter-claims against JKT Construction, Inc. and third party claims against the subcontractors involved in the action, as well as each of their individual corporate principals for breach of contract, fraud, willfully exaggerated mechanics' liens, interference with contract, loss of income, and other claims totaling over $3,500,000. Go West has undertaken to defend the action, and will also indemnify and hold the Company harmless as and against all legal expenditures and, if obtained, any judgment by the plaintiff the action.


      There are no other material legal proceedings pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

      As of December 30, 2003, our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "SCRH." Our stock was previously quoted under the symbols "PUNK," "IACP" and "SCOH." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All of the following quotations have been adjusted to reflect the 5:1 reverse stock split that was effected by the Company on December 30, 2003.

            Quarter Ended          High Bid      Low Bid
            ------------------     --------      -------
            March 31, 2002          $17.65        $8.40
            June 30, 2002           $12.45        $6.75
            September 30, 2002      $ 7.00        $ .95
            December 31, 2002       $ 4.00        $1.10

            March 31, 2003          $ 3.10        $1.35
            June 30, 2003           $ 2.20        $ .83
            September 30, 2003      $ 1.10        $ .31
            December 31, 2003       $  .63        $ .38



      On March 25, 2004, our closing bid price was $.25 per share.

Holders

      As of March 10, 2004 there were approximately 125 record holders of our common stock.


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

Recent Sales of Unregistered Securities

      On March 11, 2002 we entered into an Acquisition Agreement with Go West Entertainment, Inc. and Richard Goldring, Elliot Osher and William Osher, the shareholders of Go West Entertainment, Inc. Pursuant thereto we acquired all of the issued and outstanding capital stock of Go West Entertainment, Inc. in exchange for 2,000,000 shares of our restricted common stock. Richard Goldring, Elliot Osher and William Osher are affiliates of ours; by reason of being our officers, directors and principal shareholders. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

      Effective July 1, 2002, we entered into an Intellectual Property Assignment Agreement (the "Assignment Agreement") with Scores Entertainment, Inc. ("Assignor") under which Assignor agreed to assign and transfer to us all of Assignor's rights to the Diamond Dollars program and system, including its trademark rights to the Diamond Dollar name (the "Diamond Dollar Rights"). In consideration for the assignment and transfer to us of the Diamond Dollar Rights, we agreed to (i) issue to Assignor 140,000 restricted shares of our common stock (the "Shares"), (ii) issue to Assignor a warrant to acquire 70,000 shares of our common stock at an exercise price of $17.50 per share, with an expiration date of June 30, 2007, and (iii) pay to Assignor 25% of all revenues generated from our licensing of the use of the Dollar Diamond Rights at Assignor's Scores Showroom club until the date of termination of Assignor's lease of the Scores Showroom club in November 2003. The shares and warrants were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

      On August 13, 2002 we completed a triangular merger with HEIR and Scores Acquisition Corp. ("SAC"), a Delaware corporation and wholly owned subsidiary of ours. The merger was based upon an August 7, 2002 Agreement and Plan of Merger among the parties. Pursuant to the merger the HEIR shareholders exchanged all of their HEIR shares, constituting all of the issued and outstanding capital stock of HEIR, for an aggregate of 600,000 shares of our restricted common stock making HEIR a wholly owned subsidiary of ours. The HEIR shareholders were Richard Goldring, Elliot Osher and William Osher, each of whom is an affiliate of ours; by reason of being our officers, directors and principal shareholders. The shares were issued in reliance on the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

      In October 2002, we entered into a Marketing Services Compensation Agreement with 3rd Millennium Management to pay for marketing services. We agreed to pay for the services with the issuance of 60,000 shares of our common stock in June 2002 and by issuing 10,000 additional shares of common stock. We also issued a five year warrant to acquire 59,999 shares of common stock at an exercise price of $3.75 per share. We have yet to issue all of the shares but expect to do so shortly. The shares and warrants were issued in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

      Our former subsidiary, HEIR Holding Co., Inc. ("HEIR") completed a $1,000,000 financing transaction pursuant to Rule 504 of Regulation D of the General Rules and Regulations under the Securities Act of 1933 as amended pursuant to an August 7, 2002 Convertible Debenture Purchase Agreement between HEIR and an accredited Colorado investor (the "Investor"). In connection therewith, HEIR sold a 1% $1,000,000 convertible debenture due August 6, 2007 (the "First Debenture"). On February 25, 2003, pursuant to the Second Modification Agreement, the principal amount due under the First Debenture became $550,000. Between September 9, 2002 and November 3, 2003, the Investor converted the entire principal amount and accrued interest on the First Debenture into an aggregate amount of 2,885,753 shares of our common stock.

      In March, 2003, we entered into an Advisory Agreement with Maximum Ventures Inc. and Jackson Steinem, Inc. (collectively the Advisor). Under this Agreement, the Advisor will serve as our business advisor with respect to financings, strategic planning, mergers and acquisitions, and business development. We paid the Advisor an Advisory Fee consisting of 55,164 shares of our common stock upon execution of the Agreement. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

      On March 31, 2003, we entered into an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher (the "Purchasers"). ,The Agreement has an "antidilution" provision under which, in the event we issue shares of our common stock for any purpose, the Purchasers will be issued that number of additional shares of our common stock necessary for them to maintain collectively a holding of 63.6% of our outstanding common stock. This provision for additional shares is effective for eighteen months from the date of the Acquisition Agreement. Goldring will be issued shares necessary for him to maintain a 46% interest and each of the Oshers will be issued shares necessary to maintain a 8.8% interest. During 2003 Goldring was issued an aggregate of 3,604,203 shares of our common stock and each of the Oshers were issued 689,444 shares of our common stock pursuant to the anitdilution provision. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      On March 11, 2002, we entered into an Acquisition Agreement (the "Acquisition Agreement") with Go West Entertainment, Inc., a New York corporation ("Go West"), and the shareholders of Go West. Pursuant to the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of Go West from the Go West shareholders, making Go West a wholly owned subsidiary of ours in exchange for 2,000,000 shares of our restricted common stock.

      On August 13, 2002, Scores Acquisition Corp., a Delaware corporation and our wholly owned subsidiary ("SAC"), and us entered into a merger agreement with HEIR Holding Co., Inc. ("HEIR"), whereby SAC was merged with and into HEIR, which was the surviving corporation. The surviving corporation changed its name to Scores Licensing Corp. ("SLC"). SLC remains a wholly owned subsidiary of ours. As part of the merger, 600,000 shares of our common stock were exchanged for 3,000,000 shares of HEIR's common stock.

      Effective July 1, 2002, we entered into an Intellectual Property Assignment Agreement (the "Assignment Agreement") with Scores Entertainment, Inc. ("SEI"), under which we acquired SEI's Diamond Dollars program and trademarks in exchange for 140,000 shares of our common stock, a warrant for 70,000 of our shares at an exercise price of $17.50 per share and 25% of Diamond Dollars revenues generated at SEI's Scores Showroom. We began to realize revenues from the Diamond Dollars program commencing with the third quarter of the fiscal year ended December 31, 2002.

      Our audited consolidated financial statements as of and for the year ended December 31, 2002 reflects the acquisitions of Go West and HEIR, and the revenues form the Diamond Dollars program.

      On March 31, 2003, we entered into a transaction with Go West and its shareholders whose purpose was to "unwind" most of the transaction effected by the Acquisition Agreement. In this transaction, we divested our self of the Go West stock and our interest in the Scores West nightclub located on Manhattan's west side. We converted our business strategy into one that emphasized licensing revenues from the licensing of the "SCORES" brandname. We continued receiving licensing revenues from "Scores Showroom" and commenced receiving licensing revenues from "Scores Chicago" in June 2003

      Our financial statements as of and for the year ended December 31, 2003 reflects this divesture of assets and the commencement of our new strategy emphasizing licensing activities.


RESULTS OF OPERATIONS

      For the year ended December 31, 2003 (the "2003 Period") and December 30, 2002 (the "2002 Period"), we had revenues of $1,450,420 and $1,343,971, respectively. The increase in revenues was generated by sales of the Diamond Dollar rights in the independently owned Scores Showroom pursuant to the Assignment Agreement as well as from the license fees generated from our sublicense agreement with Stone Park Entertainment. Our cost of goods sold for the 2003 Period and 2002 Period was $783,639 and $461,790, respectively. The increase in cost of goods sold was due to the costs associated with the diamond dollars program. We incurred general and administrative expenses of $1,260,605 and $2,315,722 for the 2003 Period and 2002 Period, respectively. The decrease in general and administrative expenses was primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the divestiture of Go West. During the 2003 Period and 2002 Period, we had interest income of $22,910 and interest expense of $1,512,455, respectively. The change to interest income from substantial interest expense was due to expenses in the 2002 Period incurred in financing activities undertaken by us relating to the issuance of debentures and notes payable and no comparable activities during the 2003 Period, and from interest received under the note due from Go West issued to us in connection with the unwinding agreement during the 2003 Period. For the 2003 Period and 2002 Period respectively, we had a net loss of $99,804 or $.02 per share and $2,945,996, or $.96 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of December 31, 2003 we had an accumulated deficit of $1,822,956. As of December 31, 2003, we had total current assets of $454,127 and total current liabilities of $269,221 or working capital of $184,906. At December 31, 2002, we had total current assets of $44,578 and total current liabilities of $2,126,582 or negative working capital of $2,082,004. We currently have no material commitments. The increase in the amount of our working capital is primarily attributable the cancellation of debt by our issuance of shares.

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

Revenue Recognition

      Revenues for 2003 and 2002 are derived predominately from licensing fees.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Entities", (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated results of operations and financial position.

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No.149 is not expected to have a material impact on our consolidated results of operations and financial position.

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150"), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements. We will adopt SFAS No. 150 in the first quarter of fiscal 2004.

In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures.

ITEM 7. FINANCIAL STATEMENTS


                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent Auditor's Report - Radin, Glass & Co., LLP ......................F-1

Consolidated Balance Sheet as of December 31, 2003 ..........................F-2

Consolidated Statement of Operations for the years ended
            December 31, 2003 and December 31, 2002..........................F-3

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003 and December 31, 2002....................F-4

Consolidated Statement of Cash Flows for the years ended
            December 31, 2003 and December 31, 2002..........................F-5

Notes to Consolidated Financial Statements ..................................F-6

                          INDEPENDENT AUDITOR'S REPORT



                                                                  March 11, 2004

To the Board of Directors and Shareholders
Scores Holding Company, Inc. and subsidiary


We have audited the accompanying consolidated balance sheet of Scores Holding Company, Inc. and subsidiary as of December 31, 2003, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended December 31, 2003 and December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scores Holding Company, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended December 31, 2003 and December 31, 2002 in conformity with accounting principles generally accepted in the United States.

                                        /s/ Radin Glass & Co., LLP

                                        Radin Glass & Co., LLP
                                        Certified Public Accountants
                                        New York, New York

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


                                                                         December 31,
                                                                             2003
                                                                       ---------------
                                                                         (audited)
                                  ASSETS

CURRENT ASSETS:
  Cash                                                                 $             9
  Notes Receivable - current portion -related party                            162,578
  Royalty Receivable                                                           278,985
  Inventory                                                                     12,555
                                                                       ---------------
      Total Current Assets                                                     454,127

FURNITURE AND EQUIPMENT, NET                                                    28,763
INTANGIBLE ASSETS, NET                                                         190,750
NOTES RECEIVABLE - long term - related party                                 1,539,414
                                                                       ---------------
                                                                       $     2,213,054
                                                                       ===============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                  $       193,159
Related party payable                                                           16,300
Notes Payable                                                                   59,760
                                                                       ---------------
Total Current Liabilities                                                      269,219


LONG TERM DEBT                                                                 120,879



STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares
  authorized, -0- issued and outstanding                                            --
Common stock, $.001 par value; 500,000,000 shares authorized,
  10,109,574 issued and outstanding                                             10,110
Additional paid-in capital                                                   5,102,756
Accumulated deficit                                                         (3,289,910)
                                                                       ---------------
Total Stockholder's equity                                                   1,822,956
                                                                       ---------------
                                                                       $     2,213,054
                                                                       ===============




                See notes to consolidated financial statements.

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Year Ended December 31,
                                          ------------        ------------
                                              2003                2002
                                          ------------        ------------


NET SALES                                 $  1,450,420        $  1,343,971

COST OF GOODS SOLD                             783,639             461,790
                                          ------------        ------------

GROSS PROFIT                                   666,781             882,181

GENERAL AND ADMINISTRATIVE EXPENSES          1,260,605           2,315,722
                                          ------------        ------------

NET LOSS FROM OPERATIONS                      (593,824)         (1,433,541)

OTHER INCOME                                    13,140                  --
GAIN ON SETTLEMENT OF DEBT                     457,970                  --
INTEREST INCOME (EXPENSE )                      22,910          (1,512,455)
                                          ------------        ------------
   TOTAL OTHER INCOME (EXPENSE)                494,020          (1,512,455)

NET LOSS BEFORE INCOME TAXES                   (99,804)         (2,945,996)

PROVISION FOR INCOME TAXES                          --                  --
                                          ------------        ------------

NET LOSS                                  $    (99,804)       $ (2,945,996)
                                          ============        ============

NET LOSS PER SHARE                        $      (0.02)       $      (0.96)
                                          ============        ============

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                                  5,369,504           3,078,489
                                          ============        ============


                 See notes to consolidated financial statements.

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY


                                                                                                                          Total
                                                                                                         Additional    Stockholders
                                                                       Common Stock          Paid in     Accumulated     (Deficit)
                                                                   Shares       Amount       Capital       Deficit        Equity
                                                                ------------  -----------  ------------  ------------ -------------
Balance as of December 31, 2001                                     920,359          $920        $3,682      $(87,901)     $(83,299)

Issuance of shares resulting from the Go West acquisition         2,000,000         2,000        (2,000)           --            --

Recapitalization resulting from the Go West acquisition                  --            --        10,000      (119,649)     (109,649)

Forward stock split                                                 130,076           130          (130)                          0

Issuance of shares for services                                     194,500           195       844,645            --       844,840

Beneficial conversion - Debentures & notes payable                                            1,200,000                   1,200,000

Issuance of shares in connection  with the termination warrant      100,000           100       304,900                     305,000

HEIR acquisition - recapitalization & shares issued                 600,000           600         2,400       (36,560)      (33,560)

Issuance of shares in connection with the license agreement         140,000           140       937,860            --       938,000

Issuance of warrant in connection with the license agreement             --            --       294,142                     294,142

Conversion of 300 shares zero par to 3 million $.001par                               200           800                       1,000

Converstion of debentures                                           295,291           295       224,705                     225,000

Rescinding of debenture conversion                                 (109,369)         (109)      (54,891)                    (55,000)

Issuance of warrants for services                                                                31,600                      31,600

Issuance of shares with debt                                          4,000             4        11,196                      11,200

Net loss                                                                 --            --            --    (2,945,996)   (2,945,996)
                                                                -----------   -----------   -----------   -----------   -----------

Balance as of December 31, 2002                                   4,274,857        $4,475    $3,808,909   $(3,190,106)     $623,278
                                                                -----------   -----------   -----------   -----------   -----------

GoWest unwinding agreement                                       (2,000,000)       (2,000)       (8,000)                    (10,000)

Correction to 2002                                                                   (200)          200                          --

Rescinded shares                                                     (4,000)           (4)       (8,996)                     (9,000)

Contribution of services                                                                        455,000                     455,000

Conversion of debentures                                          2,590,462         2,590       551,504                     554,094

Issuance of shares for services                                     265,164           265       302,122                     302,387

Issuance of shares according to the anti-dilution agreement       4,983,091         4,983        (4,983)                         --

Issuance of warrants for debt converted                                                           7,000                       7,000

Net loss                                                                                                      (99,804)      (99,804)
                                                                -----------   -----------   -----------   -----------   -----------

Balance as of December 31, 2003                                  10,109,574       $10,110    $5,102,756   $(3,289,910)   $1,822,956
                                                                ===========   ===========   ===========   ===========   ===========




                See notes to consolidated financial statements.

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             Year Ended December 31,
                                                                         2003                  2002
                                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $   (99,804)          $(2,945,996)

Adjustments to reconcile net loss to net cash provided
  by (used) in operating
activites:
Depreciation & Amortization                                              831,852               471,790
    Valuation of beneficial conversion rights
      & other termination warrants                                            --             1,505,000
    Gain on settlement of debt                                          (457,970)                   --
    Contributed services                                                 455,000                    --
    Common stock and warrants issued for services                        302,387               872,341
    Reserve for bad debts                                                     --                10,000
    Returned shares for new debt terms                                    (9,000)                   --
    Write off of intangible                                                9,814                    --
    Prepaid expenses                                                    (263,873)              (15,112)
    Inventory                                                            (12,555)                   --
    Interest receivable                                                  (84,381)               (1,348)
    Prepetition debt                                                          --               (37,610)
    Accounts payable and accrued expenses                               (410,121)              519,162
                                                                     -----------           -----------

NET CASH PROVIDED BY  OPERATING ACTIVITIES                               261,349               378,227
                                                                     -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Transfers of capital expenditures                                        685,388                    --
Purchases of capital expenditures                                             --              (685,388)
Note receivable                                                       (1,616,263)                   --
Security deposits                                                      1,007,507                    --
                                                                     -----------           -----------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                       76,632              (685,388)
                                                                     -----------           -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
Issuance of Debentures                                                        --             1,000,000
Repayment of related party debt                                               --            (1,305,392)
Related party payable                                                   (204,217)              185,517
Repayment of from notes payable                                         (151,866)             (888,472)
Prepetition long term debt                                               (10,007)                   --
Proceeds from notes payable                                                   --             1,325,000
                                                                     -----------           -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        (366,090)              316,653
                                                                     -----------           -----------

NET (DECREASE) INCREASE IN CASH                                          (28,109)                9,492

CASH, beginning of the period                                             28,118                18,626
                                                                     -----------           -----------

CASH, end of the period                                              $         9           $    28,118
                                                                     ===========           ===========


Supplemental disclosures of cash flow information:
Cash paid during the year for interest                               $    23,335           $        --
Non cash financing activities:
Common stock issued for services                                     $   302,387           $        --
Common stock issued in connection with debenture conversion              554,094           $        --
Contribution of services                                                 455,000           $        --


                See notes to consolidated financial statements.

                   SCORES HOLDING COMPANY, INC. and SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED DECEMBER 31, 2003


Note 1.     Organization

Scores Holding Company, Inc. and subsidiary (the "Company") is a Utah corporation, formed in August 1997 and is located in New York, NY. Formerly, Internet Advisory Corporation, the Company is a licensing company that intends to exploit the "Scores" name and trademark for franchising and other licensing options.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements of the Company include the accounts of Scores Licensing Corp.

Note 2      Summary of Significant Accounting Principles

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany items and transactions have been eliminated in consolidation

Inventory

The Company records its inventory in a first-in first-out "FIFO" basis.

Leasehold Improvements and Equipment

Leasehold improvements and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred. Depreciation is provided for over the estimated useful lives of the individual assets using straight-line methods.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2003, the Company believes that there has been no impairment of long-lived assets.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, receivables, accrued expenses, notes receivable and notes payable approximate fair value, based on the short-term maturity of these instruments.

Stock Based Compensation

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


If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:


                                              For the year ended
                                                  December 31,
                                       -------------------------------
                                          2003                2002
                                          ----                ----
Net loss available to common
shareholders, as reported              $  (99,804)       $  (2,945,996)
Deduct: Stock-based
compensation, net of tax                       --              195,606
                                                         -------------
Net loss available to common
shareholders, pro-forma                $  (99,804)       $  (3,141,602)
                                       ===========       =============

Basic earnings per share:
                   As reported -       $   (.02)         $       ( .96)
                     Pro-forma -       $   (.02)         $       (1.02)


The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

We have recorded no compensation expense for stock options granted to employees during the year ended December 31, 2003 and 2002.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Blach-Scholes option pricing model with the following weighted average assumptions:

                                                 For the year ended December 31,
                                                    2003                 2002
                                                 ---------            ----------
                  Risk free interest rate          4.27%                4.08%
                  Expected life                  9.5 years            10.5 years
                  Dividend rate                    0.00%                0.00%
                  Expected volatility               50%                  75%


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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $3,722,000, which expire through the years 2020 to 2023. The related deferred tax asset of approximately $1,452,000 has been offset by a valuation allowance. The Company's net operating loss carryforwards have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

                                                        2003            2002
                                                    -----------     ------------
      Deferred tax assets:
      Net operating loss carryforward               $1,452,000      $ 1,669,000
      Less valuation allowance                      (1,452,000)      (1,669,000)
      Net deferred tax asset                        $      --       $        --


The reconciliation of the Company's effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2003 and 2002, as a result of the following:

                                                        2003             2002
                                                        ----             ----
      Tax benefit at statutory rate                 $ (34,000)      $(1,001,000)
      Non deductible expenses - equity                     --           625,000
      Temporary & permanent timing differences       (575,000)           92,000
      Sale of subsidiary                              575,000                --
      State tax, net of federal benefit                (4,000)         (108,000)
      Change in valuation allowance                    38,000           392,000
                                                    $      --       $        --
                                                    =========       ===========


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

Reverse Stock Split

All per share data, common stock amounts presented and common stock equivalents, have been adjusted retroactively for the 5 to 1 reverse stock split recorded in December 2003.

Concentration of Credit Risk

The Company currently receives its revenues from two licensed clubs, 95% and 5%, respectively, as a percentage of the current monthly revenues being earned.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Entities", (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated results of operations and financial position.

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No.149 is not expected to have a material impact on our consolidated results of operations and financial position.

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150"), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements. We will adopt SFAS No. 150 in the first quarter of fiscal 2004.

In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures

Note 3.     Furniture and Equipment

At December 31, 2003, furniture and equipment consist of the following:

                                                       2003
                                                    ---------

            Furniture & Equipment                   $  50,000
            Less:  accumulated depreciation           (21,237)
                                                    ---------

                                                    $  28,763
                                                    =========

Furniture and equipment are depreciated over 5 years. Depreciation expense for the year ended December 31, 2003 and 2002 was $10,000 and $10,000 respectively.

Note 4.     Related-Party Transactions

a.    Acquisition of Go West Entertainment, Inc.

On March 11, 2002, the Company entered into an Acquisition Agreement with Go West Entertainment, Inc. "Go West" and the shareholders of Go West. The President of the Company is also one of three shareholders of Go West. The Company issued 2,000,000 shares of its stock for all of the outstanding stock of Go West. The principal assets of Go West are a twenty year lease on a building in New York, New York with a $1,000,000 security deposit. Go West has had no operations. Due to related management and ownership of both Internet Advisory and Go West, for accounting purposes the transaction has been treated as a transaction between entities under common control as described in paragraphs D11 to D18 of Financial Accounting Standard 141 - Business Combinations. The acquisition has been recorded as of January 1, 2002 using the carrying values of the assets of each company as of that date. The statements of operations and cash flows represent the operations of both companies' from January 1, 2002.

b.    Acquisition of Scores Licensing Corp.

On August 13, 2002, the Company, Scores Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the "SAC") entered into a merger agreement with HEIR Holding Co. Inc. ("HEIR"), whereby SAC was merged with and into HEIR, which is the surviving corporation under the name Scores Licensing Corp. ("SLC"). SLC remains a wholly-owned subsidiary of the Company. As part of the merger, 600,000 shares of the Company's common stock were exchanged for 600,000 shares of HEIR's common stock. The principal asset of HEIR was the "Scores" trademark, which it was able to license for use by others in exchange for royalty payments. The merger is treated as a tax-free exchange pursuant to Section 351 of the Internal Revenue Code of 1986. In connection with the merger, the Company obtained $1,000,000 from an investor for a promissory note. HEIR also obtained $1,000,000 from the same investor for 1% Convertible Debentures ("HEIR $1 Million Debt"). Pursuant to the merger, HEIR $1 Million Debt was exchanged for $1,000,000 of Convertible Debentures of the Company (the "$1 Million Debt"). The $1 Million Debt is identical in all material respects to the HEIR $1 Million Debt.

Since the Company, Go West and HEIR had shareholders in common ownership and common management, the merger has been treated as an exchange of shares between entities under common control as indicated in Paragraph D12 of Financial Accounting Standard 141. Accordingly, the basis of the assets and liabilities has been carried forward to the merged company.

c.    Acquisition of Diamond Dollar Rights

In July 2002, the Company, entered into an agreement to acquire from Scores Entertainment, Inc., ("SEI"), an entity related by management and personnel only, for the acquisition of its Diamond Dollars program, system and all ancillary and derivative rights thereto, ("Diamond

Dollar Rights"). These intellectual property rights were acquired for 140,000 shares of restricted common stock plus 70,000 warrants to purchase common stock at $17.50 per share for five years. These intellectual property rights have been valued and recorded at $1,231,442. As additional consideration the Company will pay SEI, twenty-five percent (25%) of all the monthly revenues generated from the Diamond Dollar Rights program until November 2003, the termination date of SEI's lease for its nightclub. The intellectual property is being amortized from July 2002 to the termination date of the SEI lease or 16 months. Amortization expense recorded for 2003 and 2002 was $770,352 and $461,790, respectively.

d.    "Unwinding" transaction and Master License Agreement

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

In consideration of all payments made by us on behalf of GoWest for the construction of the club, GoWest has given to us its Secured Promissory Note in the amount of $1,636,264. The principal of the Note is payable in sixty monthly installments commencing on November 1, 2003 and ending on October 1, 2008. The first twelve monthly installments are $10,000 each. The next forty-eight installments of principal are $31,289 each. Interest at the rate of 7% per annum will accrue on the unpaid balance of principal until maturity. Interest payments are due monthly with each installment of principal commencing November 1, 2003. The Note is secured by Go West's leased interest in its New York nightclub. Interest receivable of $85,729 was due at December 31, 2003.

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

If this "Go West unwinding transaction" had occurred on January 1, 2003, the 2003 pro-forma Net sales would have been $291,398 lower or $1,159,022 and the pro-forma general and administrative expenses would have been $308,822 lower or $1,046,741. The pro-forma net loss for the year 2003, would be $82,380 if the Go West transaction had occurred on January 1, 2003.


Note 5.     Intangible Assets

a.    Trademark

In connection with the acquisition of HEIR, as discussed above, the Company acquired the trademark to the name"SCORES". This trademark had a recorded value of $250,000. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. The Company recorded $25,000 in 2003 and $10,416 of amortization expense, in 2002. Amortization of this intangible will continue at $25,000 a year over its useful life.

b.    Intellectual Property Rights

In July 2002, the Company acquired certain intellectual property rights from the related showcase adult club "SEI" representing its Diamond Dollar program, as further discussed above under related party transactions. These intellectual property rights have been valued and recorded at $1,231,442. This intangible asset is being amortized over 16 months, the remaining term of the leased facility by SEI. The Company recorded $770,652 for the year ended December 31, 2003 and $461,790 of amortization expense for the year ended December 31, 2002, relating to this intangible asset.

Note 6.     Note Receivable

The Company advanced $10,000 to an individual bearing interest at 10% per annum. The note receivable was due in 2002. The individual is the President of a company that the Company had a tentative agreement to acquire, while the Company was in bankruptcy. The acquisition transaction was never culminated. This individual has defaulted on his obligation to repay the Company. The Company has recorded a $10,000 reserve due to the questioned collectibility of this note.

Note 7.     Notes Payable and Convertible Debenture


a.    Convertible Debenture

As part of the merger with HEIR described above, the Company entered into a loan transaction with the same investor as the Convertible Debenture described below, in which the Company borrowed the sum of $1,000,000, pursuant to a Loan Agreement and Promissory Note dated

August 7, 2002. The outstanding balance of the borrowed amount bears interest at the rate of 6% per annum, payable annually. The principal balance and unpaid interest are due on August 7, 2007. The Loan Agreement provides that if during the five year term of the loan at least 1,600,000 shares of common stock are publicly traded, then the Company may, at its option, repay the remaining principal and interest on the loan by issuing to the investor a warrant to purchase 20,000 shares of common stock at an exercise price equal to 75% of the average of the three lowest trading prices of common stock during the 40 day period immediately preceding the maturity date of the Loan Agreement.

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

      - A termination warrant for 125,000 shares of stock with and exercise price of $.05. - In the event of a default the interest rate shall increase to 15% per annum.

In November 2002, the Company received 109,369 shares of previously issued common stock in exchange for adding $55,000 back to the principal amount of the debenture.

On November 14, 2002, the Company entered into a Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Document, "First Debt Modification". A brief description of the terms of the First Debt Modification Agreement are as follows;

      - Any stock issued or received from this financing is subject to piggyback registration rights.

      - The debt holders exercised their right to receive the 125,000 shares of common stock for $.05 a share.

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

Amortization expense recorded for these financing costs during 2003 was $26,500 and for 2002 was $11,042.

On February 25, 2003 the Company entered into a "Second Modification of Loan and Convertible Debenture Purchase Agreements" ("SMA"), agreeing that the remaining outstanding principal would be $1,110,000 as of February 25, 2003. The terms of such SMA merely revert back to the original agreements dated and executed August 2002.

On December 16, 2003 the Company entered into a "Loan Agreement Modification" whereby the remaining loan balance of $559,000 was forgiven for the issuance of 20,000 warrants with an exercise price of 75% of the three lowest closing bid prices per share of the Companys common stock during the forty trading days immediately preceding the date of the conversion for a term of three years. The 20,000 warrants were valued at $7,000 using the Black-Scholes method. The remaining balance of the $552,000 debt forgiven was allocated as a gain on the settlement of such debt, net of the write off of the remaining $95,000 of related capitalized financing costs.

b.    Notes Payable

In the fourth quarter of 2002, the Company borrowed $200,000 from one individual bearing interest at 8% per annum. The $200,000 was convertible into common stock at an exercise price equal to 70% of the average of the three lowest trading prices of common stock during the 40 day period immediately preceding the conversion date. In addition the note holder was to receive 4,000 shares of common stock for deferring the interest payment until the earlier of the opening of the adult club or June 2003. These shares were valued at $11,200, the share price at the date of the execution of the note agreement. The beneficial conversion feature was valued at $200,000, which was the maximum allowable value to record. This note payable was amended in March 2003 to rescind the 4,000 shares issued and to begin paying $15,000 monthly commencing March 2003. The loan was repaid in August 2003.

Another $125,000 from another individual bearing interest at 10% per annum payable in equal monthly installments with interest commencing April 1, 2003. The Company borrowed another $100,000 from this individual during 2003. The total debt to this individual was $225,000 and is repayable over 36 months in equal installments of $7,260.52 commencing in May of 2003. The balance owed to this individual at December 31, 2003 is $180,638.

Note 8.     Equity Transactions

a. On February 13, 2002, the Company declared a 3 for 1 stock dividend, totaling 13,008 of additional common shares to be issued.

b. In March 2002, the Company issued 2,000,000 shares in connection with the acquisition of Go West, Inc. See Related Party - Transactions above for details.

c. In July 2002, the Company acquired certain intellectual property for 140,000 shares of the Company's common stock and 70,000 warrants exercisable at $17.50 per share over five years. These shares and warrants were valued $1,231,442, which was fair market value on the date they were issued. See Related Party - Transactions above for details.

d. In August 2002, the Company issued 600,000 shares in connection with the acquisition of HEIR. See Related Party - Transactions above for details.

e. In September 2002, the Company issued 147,922 shares of common stock in exchange for the conversion of $150,000 of debenture principal. In October 2002, the Company issued 147,369 shares of common stock in exchange for the conversion of $75,000 of debenture principal. In November 2002, the Company received 109,369 shares of previously issued common stock from these conversions in exchange for adding $55,000 back to the principal amount of the debenture. An additional 125,000 shares of common stock were issued in connection with a termination warrant as part of this same financing arrangement. See Loan Payable and Debenture above for details.

f. During 2002, the Company issued 191,500 shares of common stock and 59,999 warrants exercisable over five years at $3.75 per option to acquire common stock. The shares issued were valued at the fair market value on the date they were issued. The warrants were valued using Black Scholes model for valuing the intrinsic value of the warrants issued on the date they were issued. Compensation expense of $860,184 was recorded during the year ended December 31, 2002, for these warrants and shares issued.

g. In March 2003, the Company issued 110,201 shares of common stock in exchange for the conversion of $80,000 of debenture principal and $494 of interest.

h. In March 2003, the Company issued 55,164 shares of common stock in connection with the advisory agreement with Maximum Ventures, Inc. and Jackson Steinhem, Inc. These shares were valued at $113,087 and expensed.

i. In March 2003, the Company received 2,000,000 shares in connection with the unwinding agreement with Go West, Inc.

j. In March 2003, the Company renegotiated the terms of certain debts to an individual, which resulted in 4,000 shares being returned to treasury. Such shares returned were recorded as other income at the market value $2.25 per share or $9,000 upon entering into the new debt agreement.

k. The salaries accrued pursuant to the employment agreements for the officers of $455,000 since July 2002, which have either been reduced or eliminated for the Go West divestiture have been recorded as a contribution to capital pursuant to Topic 5T of the staff accounting bulletins. These officers are also shareholders of the Company.

l. In March 2003, following approval by our board of directors and stockholders holding a majority of our outstanding voting shares, we amended our articles of incorporation to increase our authorized capital stock from 50,000,000 shares of common stock, $.001 par value per share to 500,000,000 shares of common stock, $.001 par value per share and 10,000,000 shares of preferred stock,$.0001 par value per share. The shares of preferred stock shall be undesignated and maybe issued from time to time in one or more series pursuant to a resolution or resolutions providing for such issuance and duly adopted by our board of directors. The board of directors is further authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any series of preferred stock.

m. In May, June and September of 2003, the Company issued 60,000, 90,000 and 60,000 shares of common stock in exchange for legal services, respectively. The Company recorded $66,000, $99,000 and $60,000, respectively, of legal expenses associated with the services rendered.

n. In June of 2003, the Company issued 238,832 shares of common stock in exchange for the conversion of $100,000 of debenture principal and $309 of interest.

o. In August and September of 2003, the Company issued 589,351 and 918,688 shares of common stock, respectively, in exchange for the conversion of $107,658 and $144,645 of debenture principal, respectively, and $477 and $1,427 of interest, respectively.

p. In October 2003, the Company issued 267,750 and 267,745 shares of common stock, respectively, in exchange for the conversion of $42,088 and $42,086 of debenture principal, respectively, and $484 and $485 of interest, respectively.

q. In November 2003, the Company issued 197,895 shares of common stock in exchange for the conversion of $33,523 of debenture principal and $416 of interest.

r. In March 2003, June 2003, September 2003 and December 2003, the Company issued 282,535, 679,388, 2,739,750 and 1,281,418 shares of common stock, respectively, in accordance with the anti-dilution provisions in the unwinding agreement or a total of 4,983,091 shares.

s. In December 2003, the Company effectuated a 5 for 1 reverse stock split. All of the per share and common share data have been restated to give effect to this 5 for 1 reverse stock split.


Note 9.     Stock Option

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

Stock option activity for the two years ended December 31, 2003 is summarized as follows:

                                                                     Weighted
                                                                     Average
                                                      Shares      Exercise Price
                                                    ---------     --------------
      Outstanding at December 31, 2001                    -0-              $-0-
         Granted                                       85,000              2.80
         Exercised                                         --                --
         Expired or cancelled                              --                --
                                                    ---------       -----------
      Outstanding at December 31, 2002                 85,000       $      2.80
                                                    ---------       -----------

         Granted                                           --                --
         Exercised                                         --                --
         Expired or cancelled                              --                --
                                                    ---------       -----------
      Outstanding at December 31, 2003                 85,000       $      2.80
                                                    =========       ===========


Information, at date of issuance, regarding stock option grants for the year ended December 31, 2002, there were no options issued in 2003:

                                                                 Weighted        Weighted
                                                                 Average         Average
                                                                 Exercise           Fair
                                                 Shares            Price           Value
                                                --------        --------        --------
Year ended December 31, 2002:
   Exercise price exceeds market price                --        $     --        $     --
   Exercise price equals market price             85,000           10.25            2.80
   Exercise  price  is  less  that  market
     price                                            --              --              --

The employee stock options were exercisable for five years from the grant date and vested on the day of issuance. As of December 31, 2003, zero of these stock options are outstanding, since the Plan cancelled all such stock options. The Company does have 425,000 of non-qualified employee stock options outstanding.

Note 10.    Commitments & Contingencies

a. Currently, the Company utilizes office space on a month to month basis, rent free. Rent expense for the year ended December 31, 2003 and 2002 was $87,500 and $537,667, respectively. In connection with the unwinding agreement, the Company was not responsible for the rent expense in connection with the West side club after March 31, 2003.

b. On July 10, 2002, the Company transferred its data center assets located at 2455 East Sunrise Blvd., Fort Lauderdale, Florida to Worldwide Connect, Inc., pursuant to an installment sale arrangement between the Company and Worldwide Connect Inc., and Lonnie Divine, the principal of Worldwide Connect. The assets consist of bay routers and computer hardware equipment previously utilized by the Company in its Internet operations. In connection with the sale, Worldwide Connect will make 24 monthly payments to the Company in the aggregate amount of $200,000 followed by a nominal payment of $100 to complete the purchase. The Company paid the rental obligation to the landlord through the termination of the lease, February 28, 2003. The rental obligation, including security deposit of $666.67 per month is $6,184.43 per month. The security deposit was returned to the Company upon termination of the lease. In December 2002, the Company and Worldwide Connect agreed to terminate the terms of this agreement and sold the assets in question for an $85,000 lump sum payment received in December 2002 from Worldwide Connect. The sale of the data center assets concludes the Internet related business for the Company and allows the Company to devote all of its resources to its proposed adult entertainment business.

c. During 2002, the Company entered into three employment agreements, whom are also principal shareholders of the Company. Each employment agreement provides for the following; each employment agreement is with the subsidiary Go West, the base salary of each employee is $260,000 per annum until the opening of the adult club being built by Go West, upon the opening of the adult club these three employee salaries will raise to $520,000 per annum base, the term of each employment agreement is for ten years, the employee shall be able to participate in other employee benefit programs of the Company, all out of pocket expenses shall be reimbursed by the Company up to $5,000 amounts exceeding $5,000 need to be pre-approved by the Company, the Company shall obtain death and disability insurance listing the Company as its beneficiary in the minimum amount of $5,000,000, the Company shall apply the insurance proceeds to purchase the respective employee's estate stock upon death at a 20% discount from the market price as of the date of death, in the event that such stock is valued less than $5,000,000 then the Company shall retain the balance of the insurance proceeds, in the event the value of such stock owned is greater than $5,000,000 the Company shall have the right but not the obligation to purchase more than $5,000,000 of such stock, in the event the employee estate has such stock worth less than $1,000,000 then the employee's estate shall keep such stock and receive $1,000,000 of the insurance proceeds, the employee shall receive a termination of $1,000,000 if terminated without good reason. The Company has accrued $260,000 of salaries under these agreements as of December 31, 2002.

The salaries accrued pursuant to the employment agreements for the officers of $455,000 which have been reduced or eliminated for the Go West divestiture have been recorded as a contribution to capital pursuant to Topic 5T of the staff accounting bulletins.

Effective March 31, 2003, one employment agreement has been amended to provide a reduced annual salary of $104,000, while the other two employment agreements where terminated as part of the Go West Unwinding transaction. All other terms will remain in effect. Go West has assumed the related accrued obligation of unpaid salary.

d. The Company was named a defendant in the action entitled JKT Construction, Inc. dba Corcon Construction v. Go West Entertainment, Inc., Scores Holding Company, Inc., et. al. The action was commenced in the Supreme Court of the State of New York, County of New York. The case arises from the construction contract to improve the premises located at 533-535 W. 27th Street (the location of Scores Westside) entered into by the Company before the divestiture of Go West Entertainment, Inc on March 31, 2003. The complaint alleges nonpayment of $710,000.00 in construction costs. The Company believes that it has little or no potential liability because the construction contract on which the suit is based was assigned to, and assumed by Go West. Further, Go West and the Company have filed counter-claims against JKT Construction, Inc. and third party claims against the subcontractors involved in the action, as well as each of their individual corporate principals for breach of contract, fraud, willfully exaggerated mechanics' liens, interference with contract, loss of income, and other claims totaling over $3,500,000. Go West has undertaken to defend the action, and will also indemnify and hold the Company harmless as and against all legal expenditures and, if obtained, any judgment by the plaintiff the action.


Note 11  -  Advisory Agreement

In March 2003, we entered into an Advisory Agreement with Maximum Ventures Inc. and Jackson Steinem, Inc. (collectively the Advisor). Under this Agreement, the Advisor will serve as our business advisor with respect to financings, strategic planning, mergers and acquisitions, and business development. The services will be rendered on a non-exclusive basis for a two (2) year period, which is renewable upon written agreement for additional six-month periods. We have agreed to pay the Advisor an Advisory Fee consisting of (i) 48,818 shares of our common stock (48,818 shares being further referred to as an "Advisory Fee") upon execution of the Agreement, (ii) an Advisory Fee upon full conversion of our outstanding 1% Convertible Debenture due July 30, 2007 issued to a private investor, (iii) an Advisory Fee upon completion of a financing introduced by Advisor for at least one million five hundred thousand dollars ($1,500,000),
(iv) an Advisory Fee if the Advisor arranges financing of a South Florida adult entertainment club plus 10% of the common stock of the corporation that operates such club, (v) a cash fee equal to 6% of any debt financing and 10% of any equity financing arranged by Advisor and (vi) a fee equal to 10% of all cash and securities received by us from a merger or acquisition with any candidate introduced by Advisor. The Agreement also provides for a return of up to 10% of the total Advisor Fee earned if certain transactions do not occur and a termination fee if we elect not to proceed with certain transactions arranged by Advisor of 25% of the fees Advisor would have earned had any of the transactions proceeded. Adam S. Gottbetter, the owner of Jackson Steinem, is a member of Kaplan Gottbetter & Levenson, our attorneys.

The common stock issued under this advisory agreement as of Dectember 31, 2003 was 55,164 shares, which was valued at $113,087 and expensed, the fair market value of such stock on the issue date.


Note 12  -  Sublicense agreement

Effective June 13, 2003, EMS entered into a license agreement with Stone Park Entertainment of Chicago, Illinois. Stone Park received the right and license to use the Scores Trademark in connection with the operation of their location in Chicago, Illinois. Stone Park agreed to pay EMS a license fee of 4.99% of gross revenues or $2,500 per week, whichever is greater. All of these royalties paid to EMS will be paid to us under the Master License Agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.


ITEM 8A. CONTROLS AND PROCEDURES.

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

       The following table sets forth certain information, as of March 15, 2004, with respect to our directors and executive officers.

                                                                Date of Election
                                                                 or Appointment
Name                 Positions Held                       Age     as Director
----                 --------------                       ---     -----------

Richard K. Goldring  President, Chief Executive
                     Officer, Director                    35      December 2000

Elliot Osher         Secretary, Director                  43     September 2002

David Silverman      Treasurer, Chief Financial Officer   37           N/A

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

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2003 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2003 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2003 that received annual compensation during the fiscal year ended December 31, 2002 in excess of $100,000.

                                        Annual Compensation

                               Fiscal Year
Name and                          Ended                                       Other
Principal Position             December 31,      Salary        Bonus      Compensation
------------------             ------------      ------        -----      -------------
Richard K. Goldring,               2003          $ 78,000        0             0
Chief Executive Officer,           2002          $135,000        0             0
President                          2001          $ 13,000        0             0


                                      Long-Term Compensation

Name and                                               Restricted        LTIP         All Other
Principal Position                  Options/SARs      Stock Awards      Payouts      Compensation
------------------                  ------------      ------------      -------      ------------
Richard K. Goldring,                       0                0               0             0
Chief Executive Officer,              80,000(1)             0               0             0
President                             80,000(2)             0               0             0

------------------
      (1) On October 22, 2002 80,000 stock options were granted to Mr. Goldring each exercisable for the purchase of one share of common stock at a price of $2.80 per share at any time during the period ending on March 31, 2013.

      (2) On March 9, 2001 80,000 stock options were granted to Mr. Goldring each exercisable for the purchase of one share of common stock at a price of $1.25 per share at any time during a period of five years from the date of grant. These options were cancelled pursuant to our Chapter 11 Bankruptcy Proceeding.

                      Option/SAR Grants In Last Fiscal Year
                               (Individual Grants)

                                   Percent of
                  Number of          Total       Exercise
                  Securities      Options/SARs   or Base
                  Underlying       Granted to    Price
                 Options/SARs     Employees in   (per       Date of   Expiration
     Name        Granted (#)      Fiscal Year     share)     Grant       Date
--------------------------------------------------------------------------------

Richard
Goldring             None              -            -          -           -

------------------
(1) On October 22, 2002 80,000 stock options were granted to Mr. Goldring each exercisable for the purchase of one share of common stock at a price of $2.80 per share at any time during the period ending on March 31, 2013.

Stock Option Plans

      The named executive did not participate in any Company stock option plans during the fiscal year ended December 31, 2003.

Stock Appreciation Rights

      The named executive did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2003.

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

      The named executive did not exercise any stock options or stock appreciation rights from us during the fiscal year ended December 31, 2003.

Long Term Incentive Plan Awards

      We made no long-term incentive plan awards to the named executive officer during the fiscal year ended December 31, 2003.

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

      On October 23, 2002, we entered into an Option Agreement with Richard Goldring under which we granted him an option to acquire 80,000 shares of our common stock at an exercise price of $2,80 per share. The options expire on March 31, 2013. The options were granted in further consideration of Mr. Goldring's employment with us.

Compensation of Directors

      Our directors receive no compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2003 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Report on Repricing of Options/SARs

      During the fiscal year ended December 31, 2003 we did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 15, 2004 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

All share amounts described in the table reflect the 5:1 reverce stock split effective December 30, 2003.

                                                Shares of Common
      Name and Address                         Stock Beneficially           Percentage
     of Beneficial Owner                              Owned                Ownership (1)
     -------------------                       ------------------          -------------

Interactive Business Concepts, Inc.
777 Bayshore Drive, #444
Ft. Lauderdale, FL 33304                            180,000                     2.0%

Richard K. Goldring
5 Fox Chase Drive
Watchung, NJ 07060                                4,650,803(2)                 46.0%

Elliot Osher
54 Prospect Avenue
White Plains, NY 10606                              889,444                     8.8%

William Osher
2955 Shell Road
Brooklyn, NY 11224                                  889,444                     8.8%

David Silverman
158 West 81st Street
New York, NY 10024                                      -0-                      0%

All directors and executive officers
as a group (2 persons)                            5,540,247(2)                 54.6%

(1)   Based upon 10,109,582 shares issued and outstanding.

(2) Includes (i) 180,000 shares owned by Interactive Business Concepts, Inc., a corporation owned by Mr. Goldring and (ii) 1,600 shares owned by Irina Goldring, the wife of Richard Goldring. Excludes 80,000 stock options issued to Mr. Goldring in October 2002, each exercisable for the purchase of one share of our common stock at a price of $.56 per share.


Changes in Control

      Not Applicable.


ITEM 12. RELATED TRANSACTIONS

      On March 11, 2002 we entered into an Acquisition Agreement with Go West Entertainment, Inc. and Richard Goldring, Elliot Osher and William Osher, the shareholders of Go West Entertainment, Inc. Pursuant thereto we acquired all of the issued and outstanding capital stock of Go West Entertainment, Inc. in exchange for 2,000,000 shares of our restricted common stock (the "Acquisition Shares"). Richard Goldring, Elliot Osher and William Osher are affiliates of ours; by reason of being our officers, directors and principal shareholders. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

      On August 13, 2002 we completed a triangular merger with HEIR and Scores Acquisition Corp. ("SAC"), a Delaware corporation and wholly owned subsidiary of ours. The merger was based upon an August 7, 2002 Agreement and Plan of Merger among the parties. Pursuant to the merger the HEIR shareholders exchanged all of their HEIR shares, constituting all of the issued and outstanding capital stock of HEIR, for an aggregate of 600,000 shares of our restricted common stock making HEIR a wholly owned subsidiary of ours. The HEIR shareholders were Richard Goldring, Elliot Osher and William Osher, each of whom is an affiliate of ours; by reason of being officers, directors and principal shareholders of ours. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

      On March 31, 2003, we entered into an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher. The purpose of the Agreement was to "unwind" the transaction of March 11, 2002 in which we acquired Go West. We transferred 1,500,000 shares of Go West to Goldring and the Oshers (the "Purchasers"), which constituted all of Go West's outstanding equity securities. The Purchasers transferred back to us the consideration they received when they sold Go West to us, that is 2,000,000 shares of our common stock. The Agreement also has an "antidilution" provision under which, in the event we issue shares of our common stock for any purpose, the Purchasers will be issued that number of additional shares of our common stock necessary for them to maintain collectively a holding of 64.6% of our outstanding common stock. This provision for additional shares is effective for eighteen months years from the date of the Agreement. Goldring will be issued shares necessary for him to maintain a 46% interest and each of the Oshers will be issued shares necessary to maintain a 8.8% interest. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

Reports on Form 8-K

      None


Exhibits

      The following Exhibits are being filed with this Annual Report on Form 10-KSB:

****


---------------------------------------------------------------------------
Exhibit
Number    Item                                                   Date
---------------------------------------------------------------------------
2.1       Agreement and Plan of Reorganization between
          Olympus M.T.M. Corporation and The Internet
          Advisory Corporation*                              June 22, 1998
---------------------------------------------------------------------------
2.2       Reorganization Agreement between The Internet
          Advisory Corporation and Richard Goldring*         Dec. 30, 1999
---------------------------------------------------------------------------
2.3       Plan of Reorganization and Disclosure Statement
          filed in Bankruptcy Court*                         Aug. 29, 2001
---------------------------------------------------------------------------
2.4       Acquisition Agreement among Scores Holding
          Company, Inc., Go West Entertainment, Inc. and
          its Shareholders*                                  Mar. 11, 2002
---------------------------------------------------------------------------
2.5       Agreement and Plan of Merger among HEIR Holding
          Company, Inc., Scores Acquisition Corp. and
          Scores Holding Company, Inc.*                      Aug 7, 2002
---------------------------------------------------------------------------

---------------------------------------------------------------------------
2.6       Acquisition Agreement among Scores Holding
          Company, Inc., Go West Entertainment, Inc. and
          its Shareholders (the "Unwinding" Transaction)*    Mar 31, 2003
---------------------------------------------------------------------------
3.1
          Certificate of Incorporation*
---------------------------------------------------------------------------
3.2       Articles of Amendment to Articles of Incorporation Dec 29, 2003
---------------------------------------------------------------------------

3.2       By-Laws*
---------------------------------------------------------------------------
10.1      License Agreement between HEIR Holding Company,
          Inc. and Go West Entertainment, Inc.*              Aug. 15, 2001
---------------------------------------------------------------------------
10.2      Amendment to License Agreement dated August 15,
          2001*                                              Mar. 3, 2002
---------------------------------------------------------------------------
10.3      Convertible Debenture Purchase Agreement between
          HEIR Holding Company, Inc. and HEM Mutual
          Assurance Fund, Ltd*                               Aug. 7, 2002
---------------------------------------------------------------------------
10.4      $1,000,000 Convertible Debenture Issued to HEM
          Mutual Assurance Fund, Ltd by HEIR Holding
          Company, Inc.*                                     Aug 7, 2002
---------------------------------------------------------------------------
10.5      Loan Agreement and Promissory Note between Scores
          Holding Company, Inc. and HEM Mutual Assurance
          Fund, Ltd*                                         Aug. 7, 2002
---------------------------------------------------------------------------
10.5      Promissory Note Issued to HEM Mutual Assurance
          Fund, Ltd by Scores Holding Company, Inc.*         Aug. 7, 2002
---------------------------------------------------------------------------
10.7      Convertible Debenture Purchase Agreement between
          Scores Holding Company, Inc. and HEM Mutual
          Assurance, LLC*                                    Aug 13, 2002
---------------------------------------------------------------------------
10.8      Termination Warrant Issued to HEM Mutual
          Assurance, LLC by Scores Holding Company, Inc.*    Aug 13, 2002
---------------------------------------------------------------------------
10.9      Special Registration Rights Agreement between
          Scores Holding Company, Inc. and HEM Mutual
          Assurance, LLC*                                    Aug 13, 2002
---------------------------------------------------------------------------
10.10     Modification of Loan and Convertible Debenture
          Purchase Agreements and Related Transaction
          Documents among Scores Holding Company, Inc., HEM
          Mutual Assurance Fund, Ltd and HEM Mutual
          Assurance, LLC.*                                   Nov. 14, 2002
---------------------------------------------------------------------------
10.11     Intellectual Property Assignment Agreement
          between Scores Holding Company, Inc. and Scores
          Entertainment, Inc.*                               July 1, 2002
---------------------------------------------------------------------------
10.14     Warrant to Purchase 70,000 Shares of Common Stock
          of Scores Holding Company, Inc.*                   July 1, 2002
---------------------------------------------------------------------------
10.15     Second Modification of Loan and Convertible
          Debenture Purchase Agreements and Related
          Transaction Documents among Scores Holding
          Company, Inc., HEM Mutual Assurance Fund, Ltd and
          HEM Mutual Assurance, LLC.*                        Feb. 25, 2003
---------------------------------------------------------------------------
10.16     Collateral Loan Agreement between Scores Holding
          Company, Inc. and Interauditing, Srl*              Apr. 1, 2002
---------------------------------------------------------------------------
10.17     Marketing Services Compensation Agreement between
          3rd Millennium Management and Scores Holding
          Company, Inc. *                                    Oct. 2002
---------------------------------------------------------------------------
10.18     Advisory Agreement Among Maximum Ventures, Inc.,
          Jackson Steinem, Inc. and Scores Holding Company,
          Inc.*                                              Mar. 2003
---------------------------------------------------------------------------

---------------------------------------------------------------------------
10.19     Employment Agreement Between Scores Holding
          Company, Inc. and Richard Goldring*                July 1, 2002
---------------------------------------------------------------------------
10.20     Option Agreement Between Scores Holding Company,
          Inc. and Richard Goldring*                         Oct. 23, 2002
---------------------------------------------------------------------------
10.21     Option Agreement Between Scores Holding Company,   Oct. 23, 2002
          Inc. and Elda Auerback*
---------------------------------------------------------------------------
10.22     Promissory Note for $250,000 Issued by Scores
          Holding Company, Inc. to Arnold Feldman*           Oct. 2002
---------------------------------------------------------------------------
10.23     Novation of Convertible Note Purchase Agreement
          and Convertible Promissory Note between Scores
          Holding Company, Inc. and Victoria Fesenko*        Mar. 6, 2003
---------------------------------------------------------------------------
10.24     Secured Promissory Note Issued by Go West          Mar. 31, 2003
          Entertainment, Inc. to Scores Holding Company,
          Inc.*
---------------------------------------------------------------------------
10.25     Master License Agreement between Scores Holding
          Company, Inc. and Entertainment Management
          Systems, Inc.*                                     Mar. 31, 2003
---------------------------------------------------------------------------
10.26     Revised Employment Agreement Between Scores
          Holding Company, Inc. and Richard Goldring*        Mar 31, 2003
---------------------------------------------------------------------------
10.27     Amendment to Intellectual Property Agreement
          between Scores Holding Company, Inc. and Scores
          Entertainment, Inc.*                               Mar. 31, 2003
---------------------------------------------------------------------------
10.28     Loan Modification Agreement between Scores
          Holding Company, Inc. and HEM Mutual Assurance
          Fund Limited                                       Dec 16, 2003
---------------------------------------------------------------------------
21        Subsidiaries - As of April 15, 2003, we had two
          subsidiaries: Scores Licensing Corp. and Sunrise
          Web Development, Inc.
---------------------------------------------------------------------------
31.1      Rule 13(a)-14(a)/15(d)-14(a) Certification of
          Principal Executive Officer
---------------------------------------------------------------------------
31.2      Rule 13(a)-14(a)/15(d)-14(a) Certification of
          Principal Financial Officer
---------------------------------------------------------------------------
32.1      Certification of Chief Executive Officer pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------------------------------------------------------
32.2      Certification of Chief Financial Officer pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------------------------------------------------------

* Previously filed.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for professional services rendered by Radin, Glass & Co., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $15,000 and $17,500, respectively.

(2) Audit Related Fees

The aggregate fees billed for professional services rendered by Radin, Glass & Co., LLP for audit related fees for fiscal years 2003 and 2002 were $14,000 and $12,500, respectively.


(3) Tax Fees

The aggregate fees billed for professional services rendered by Radin, Glass & Co., LLP for the preparation of the registrant's tax returns, including tax planning for fiscal years 2003 and 2002 were $5,000 and $5,000, respectively.

(4) All Other Fees

No other fees were paid to Radin, Glass & Co., LLP for fiscal years 2003 and 2002.

(5) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Radin, Glass & Co., LLP for fiscal years 2003 and 2002.

(6) Audit Work Attributed to Persons Other than Radin, Glass & Co., LLP's Full-time, Permanent Employees.

Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March  26, 2004               SCORES HOLDING COMPANY INC.



                                     By:  /s/ Richard K. Goldring
                                          --------------------------------------
                                              Richard K. Goldring
                                              Chairman, Chief Executive Officer,
                `                             President and Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                   TITLE                        DATE
              ---------                   -----                        ----

      /s/ Richard K. Goldring      Chairman, President and
      -----------------------      Chief Executive Officer       March 26,  2004
          Richard K. Goldring



      /s/ David Silverman          Treasurer , Chief             March 26, 2004
      -----------------------      Financial and Accounting
          David Silverman          Officer




      Board of Directors
      ------------------


      /s/ Richard K. Goldring      Director                      March 26, 2004
      -----------------------
          Richard K. Goldring



      /s/ Elliot Osher             Director                      March 26, 2004
      -----------------------
          Elliot Osher