Form 10QSB
period 2004-03-31
SCORES HOLDING CO INC
filed 2004-05-17
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended:        MARCH 31, 2004
                                                  ------------------------------


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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 12,350,032 AS OF MAY 14, 2004
                                                -------------------------------


      Transitional Small Business Disclosure Format (check one). Yes   ;  No X
                                                                    ---     ---

                           SCORES HOLDING COMPANY INC.
                                 MARCH 31, 2004
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS
                                                                            Page

Special Note Regarding Forward Looking Statements.............................3


                         PART I - FINANCIAL INFORMATION

Item  1.      Financial Statements............................................4
Item  2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................10
Item  3.      Controls and Procedures........................................11

                           PART II - OTHER INFORMATION

Item  2.      Changes in Securities and Use of Proceeds......................11
Item  6.      Exhibits and Reports on Form 8-K...............................11

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

         Consolidated Balance Sheets as of March 31, 2004
          (unaudited) and December 31, 2003 ..................................5

         Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003 (unaudited).................6

         Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003 (unaudited).................7

         Notes to Consolidated Financial Statements (unaudited)...............8

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                      March 31,       December 31,
                                                                        2004             2003
                                                                     -----------      -----------
                                                                     (unaudited)       (audited)
                            ASSETS

CURRENT ASSETS:
   Cash                                                              $     7,740      $         9
   Notes Receivable - current portion -related party                     226,445          162,578
   Royalty Receivable                                                    524,316          278,985
   Inventory                                                              46,942           12,555
                                                                     -----------      -----------
      Total Current Assets                                               805,443          454,127

FURNITURE AND EQUIPMENT, NET                                              26,263           28,763

INTANGIBLE ASSETS, NET                                                   184,500          190,750

NOTES RECEIVABLE - long term - related party                           1,503,832        1,539,414

                                                                     -----------      -----------
                                                                     $ 2,520,038      $ 2,213,054
                                                                     ===========      ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 221,848      $   193,159
   Related party payable                                                  70,186           16,300
   Notes Payable                                                          68,239           59,760
                                                                     -----------      -----------
      Total Current Liabilities                                          360,273          269,219

LONG TERM DEBT                                                            94,990          120,879


STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par value, 10,000,000 shares
      authorized, -0- issued and outsatanding                                                  --
   Common stock, $.001 par value; 500,000,000 shares authorized,
      12,170,024 and 10,109,574 issued and outstanding,
      respectively                                                        12,170           10,110
Additional paid-in capital                                             5,248,196        5,102,756
Accumulated deficit                                                   (3,195,591)      (3,289,910)
                                                                     -----------      -----------
      Total Stockholder's equity                                       2,064,775        1,822,956
                                                                     -----------      -----------
                                                                     $ 2,520,038      $ 2,213,054
                                                                     ===========      ===========


                See notes to consolidated financial statements.

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Three Months Ended March 31,
                                          ---------------------------
                                             2004            2003
                                          -----------     -----------
                                          (unaudited)      (unaudited)

ROYALTY REVENUE                           $   295,727     $   517,272
MERCHANDISE REVENUE                            25,199              --
                                          -----------     -----------
NET SALES                                     320,926         517,272

COST OF GOODS SOLD                             21,643         230,895
                                          -----------     -----------

GROSS PROFIT                                  299,283         286,377

GENERAL AND ADMINISTRATIVE EXPENSES           228,249         582,401
                                          -----------     -----------

NET INCOME (LOSS) FROM OPERATIONS              71,034        (296,024)

OTHER INCOME                                       --           9,000
INTEREST INCOME (EXPENSE )                     28,285         (15,615)
                                          -----------     -----------
   TOTAL OTHER INCOME (EXPENSE)

NET INCOME (LOSS) BEFORE INCOME TAXES          99,319        (302,639)

PROVISION FOR INCOME TAXES                      5,000              --
                                          -----------     -----------

NET INCOME (LOSS)                         $    94,319     $  (302,639)
                                          ===========     ===========

NET INCOME (LOSS) PER SHARE-BASIC         $      0.01     $     (0.08)
                                          ===========     ===========
NET INCOME (LOSS) PER SHARE-DILUTED              0.01           (0.08)
                                          ===========     ===========

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING-BASIC                          10,338,521       3,757,490
                                          ===========     ===========

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING-DILUTED                        10,423,521       3,757,490
                                          ===========     ===========


                 See notes to consolidated financial statements.

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    Year Ended March 31,
                                                                    2004            2003
                                                                  -----------    -----------
                                                                  (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $    94,319    $  (302,639)

Adjustments to reconcile net loss to net cash provided
  by (used) in operating activites:
    Depreciation & Amortization                                         8,750        246,270
    Gain on settlement of debt                                             --             --
    Contributed services                                                   --        455,000
    Common stock and warrants issued for services                     147,500        113,087
    Returned shares for new debt terms                                     --         (9,000)
    Write off of intangible                                                --          9,814
    Prepaid expenses                                                 (245,331)        15,112
    Inventory                                                         (34,387)            --
    Interest receivable                                               (28,285)            --
    Bank overdraft                                                                    17,334
    Accounts payable and accrued expenses                              28,689       (490,055)
                                                                  -----------    -----------

NET CASH PROVIDED BY  OPERATING ACTIVITIES                            (28,745)        54,923
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Transfers of capital expenditures                                      --        685,388
    Purchases of capital expenditures                                      --             --
    Note receivable                                                        --     (1,636,260)
    Security deposits                                                      --      1,004,841
                                                                  -----------    -----------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                        --         53,969
                                                                  -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Issuance of shares resulting from the acquisition                      --        (10,000)
    Related party payable                                              53,886       (197,010)
    Proceeds (Repayment) of notes payable                             (17,410)        70,000
                                                                  -----------    -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       36,476       (137,010)
                                                                  -----------    -----------

NET (DECREASE) INCREASE IN CASH                                         7,731        (28,118)

CASH, beginning of the period                                               9         28,118
                                                                  -----------    -----------

CASH, end of the period                                           $     7,740    $        --
                                                                  ===========    ===========
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                        $     4,372    $        --
Non cash financing activities:
    Common stock issued for services                              $   147,500    $   113,087
    Common stock issued in connection with debenture conversion            --         80,494
    Contribution of services                                               --        455,000


                See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

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

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                         For the three months ended
                                                  March 31,
                                            2004             2003
                                            ----             ----
Net income (loss) available to common
shareholders, as reported                 $94,319         $(302,639)
Deduct: Stock-based compensation, net
of tax                                         -                 -
                                               -                 -
Net loss available to common
shareholders, pro-forma                   $94,319         $(302,639)
                                          =======         =========

Basic earnings per share:
                          As reported -   $   .01          $  (.02)
                            Pro-forma -   $   .01          $  (.02)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

We have recorded no compensation expense for stock options granted to employees during the three or three months ended March 31, 2004 and 2003.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                         For the Three months Ended March, 31,
                                                  2004                 2003
                                                  ----                 ----
          Risk free interest rate                 4.00%               4.08%
          Expected life                         9.5 years           10.5 years
          Dividend rate                           0.00%               0.00%
          Expected volatility                      50%                 75%


Note 3:       Equity Transactions

In March 2004, the Company issued 750,000 shares of common stock in exchange for $147,500 of consulting services.

In March 2004, the Company issued 1,310,450 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      For the three-month periods ended March 31, 2004 (the "2004 Period") and March 31, 2003 (the "2003 Period"), we had revenue of $320,926 and $517,272, respectively. The decrease in revenue was due to the revenue generated from sales of the Diamond Dollar rights in the independently owned Scores Showroom pursuant to the assignment agreement between us during the 2003 Period whereas during the 2004 Period we charged 4.99% of total revenues. Our cost of goods sold for the 2004 Period and the 2003 Period was $21,643 and $230,895, respectively. The decrease in cost of goods sold was due to the costs associated with the diamond dollars program in the 2003 Period with no corresponding costs in the 2004 Period. We incurred general and administrative expenses of $228,249 and $582,401 during the 2004 Period and the 2003 Period, respectively. The decrease in general and administrative expenses was primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the unwinding agreement of Go West Entertainment. For the 2004 Period and 2003 Period, we had interest income of $28,285 and interest expense of $15,615, respectively. The decrease in interest expense was due to prior year expenses incurred in financing activities undertaken by us relating to the issuance of debentures and notes payable. The increase in interest income was due to the note from Go West issued in the unwinding agreement. For the 2004 Period and 2003 Period, we had net income of $94,319 or $.01 per share and a net loss of $302,639 or $.08 per share, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of March 31, 2004 we had an accumulated deficit of $3,195,591. As of March 31, 2004, we had total current assets of $805,443 and total current liabilities of $360,273 or working capital of $445,170. The increase in current assets is due to the royalty receivable due from our licensees and the increase in the loan payments due from Go West Entertainment within the next 12 months. At December 31, 2003, we had total current assets of $454,127 and total current liabilities of $269,219 or working capital of $184,908. We currently have no material commitments. The increase in the amount of our working capital is primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the unwinding agreement of Go West Entertainment and the steady flow of income from our licensees.

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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

      On March 31, 2004, we issued 947,848 shares of restricted common stock to Richard Goldring, our Chief Executive Officer, President and Director, 181,301 shares of restricted common stock to Elliot Osher, our Secretary and Director, and 181,301 shares of restricted common stock to William Osher. These shares were issued to Goldring and the Oshers pursuant to the "antidilution" provisions of the Acquisition Agreement dated March 31, 2003, among Go West Entertainment, Inc., Goldring, the Oshers and us. Goldring and the Oshers did not pay to us any consideration for these shares. The shares were issued under the exemption from registration provided in section 4(2) of the Securities Act of 1933.


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

                           Scores Holding Company Inc.



Dated: May 14, 2004                      By:  /s/ Richard Goldring
                                              ----------------------------------
                                              Richard Goldring
                                              President, Chief Executive Officer