Form 10QSB
period 2004-06-30
SCORES HOLDING CO INC
filed 2004-08-12
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: June 30, 2004
                                               ---------------------------------

   [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

               For the transition period from ______________ to ________________

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 12,939,248 as of July 15, 2004
                                                ------------------------------

      Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

                           Scores Holding Company Inc.
                                  June 30, 2004
                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements..............................3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................11
Item 3.  Controls and Procedures..............................................12

                      PART II - OTHER INFORMATION
Item 1.  Legal Proceedings....................................................12
Item 2.  Changes in Securities and Use of Proceeds............................13
Item 6.  Exhibits and Reports on Form 8-K.....................................13

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                Page
                                                                            ----

        Consolidated Balance Sheets as of June 30, 2004 (unaudited)
               and December 31, 2003 ..........................................5

        Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and June 30, 2004 (unaudited)....6

        Consolidated Statements of Cash Flows for the six months
               ended June 30, 2004 and June 30, 2003 (unaudited)...............7

        Notes to Consolidated Financial Statements (unaudited).................8

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                   June 30,      December 31,
                                                                     2004           2003
                                                                  -----------    -----------
                                                                  (unaudited)     (audited)
                            ASSETS

CURRENT ASSETS:
  Cash                                                            $     9,495    $         9
  Notes Receivable - current portion -related party                   454,305        162,578
  Royalty Receivable                                                  771,061        278,985
  Inventory                                                            46,078         12,555
                                                                  -----------    -----------
      Total Current Assets                                          1,280,939        454,127

FURNITURE AND EQUIPMENT, NET                                           25,634         28,763

INTANGIBLE ASSETS, NET                                                178,250        190,750

NOTES RECEIVABLE - long term - related party                        1,263,208      1,539,414

                                                                  -----------    -----------
                                                                  $ 2,748,031    $ 2,213,054
                                                                  ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $   254,861    $   193,159
  Related party payable                                                53,960         16,300
  Notes Payable                                                        69,959         59,760
                                                                  -----------    -----------
      Total Current Liabilities                                       378,780        269,219

LONG TERM DEBT                                                         75,420        120,879


STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 10,000,000 shares
    authorized, -0- issued and outsatanding                              --             --
  Common stock, $.001 par value; 500,000,000 shares authorized,
    12,939,248 and 10,109,574 issued and outstanding,
    respectively                                                       12,939         10,110
  Additional paid-in capital                                        5,287,177      5,102,756
  Accumulated deficit                                              (3,006,285)    (3,289,910)
                                                                  -----------    -----------
      Total Stockholder's equity                                    2,293,831      1,822,956
                                                                  -----------    -----------
                                                                  $ 2,748,031    $ 2,213,054
                                                                  ===========    ===========

                See notes to consolidated financial statements.

                      SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Six Months Ended June 30,     Three Months Ended June 30,
                                        ---------------------------    ---------------------------
                                            2004           2003            2004           2003
                                        ------------   ------------    ------------   ------------
                                        (unaudited)     (unaudited)     (unaudited)    (unaudited)
Royalty Revenue                         $    703,126   $    805,745    $    407,399   $    288,473
Merchandise Revenue                           44,478           --            19,279           --
                                        ------------   ------------    ------------   ------------
Net Sales                                    747,604        805,745         426,678        288,473

COST OF GOODS SOLD                            50,660        461,922          29,017        231,027
                                        ------------   ------------    ------------   ------------

GROSS PROFIT                                 696,944        343,823         397,661         57,446

GENERAL AND ADMINISTRATIVE EXPENSES          456,140      1,005,531         227,891        423,130
                                        ------------   ------------    ------------   ------------

NET INCOME (LOSS) FROM OPERATIONS            240,804       (661,708)        169,770       (365,684)

OTHER INCOME                                    --           13,140            --            4,140
INTEREST INCOME (EXPENSE )                    47,821         (6,872)         19,536          8,743
                                        ------------   ------------    ------------   ------------


NET INCOME (LOSS) BEFORE INCOME TAXES        288,625       (655,440)        189,306       (352,801)

PROVISION FOR INCOME TAXES                     5,000           --              --             --
                                        ------------   ------------    ------------   ------------

NET INCOME (LOSS)                       $    283,625   $   (655,440)   $    189,306   $   (352,801)
                                        ============   ============    ============   ============

NET INCOME (LOSS) PER SHARE-BASIC       $       0.02   $      (0.04)   $       0.02   $      (0.02)
                                        ============   ============    ============   ============
NET INCOME (LOSS) PER SHARE-DILUTED             0.02          (0.04)           0.02          (0.02)
                                        ============   ============    ============   ============

WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING-BASIC                       11,671,419     17,127,496      10,796,399     17,127,496
                                        ============   ============    ============   ============

WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING-DILUTED                     11,756,419     17,127,496      10,881,399     17,127,496
                                        ============   ============    ============   ============

                See notes to consolidated financial statements.

                   SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Six Months Ended June 30,
                                                                        2004          2003
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $   283,625    $  (655,440)

  Adjustments to reconcile net loss to net cash provided
    by (used) in operating activites:
      Depreciation & Amortization                                        15,629        500,172
      Gain on settlement of debt                                           --             --
      Contributed services                                                 --          455,000
      Common stock and warrants issued for services                     187,250        242,387
      Returned shares for new debt terms                                   --           (9,000)
      Write off of intangible                                              --            9,814
      Prepaid expenses                                                 (492,076)       (30,388)
      Inventory                                                         (33,523)          --
      Interest receivable                                               (28,285)       (27,287)
      Accounts payable and accrued expenses                              61,702       (349,482)
                                                                    -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (5,678)       135,776
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Transfers of capital expenditures                                    --          685,388
      Note receivable                                                    12,764     (1,636,263)
      Security deposits                                                    --        1,007,507
                                                                    -----------    -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                12,764         56,632
                                                                    -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
      Issuance of shares resulting from the acquisition                    --          (10,000)
      Related party payable                                              37,660       (134,683)
      Prepetition long term debt                                           --          (10,007)
      Repayment of notes payable                                        (35,260)       (60,816)
                                                                    -----------    -----------


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          2,400       (215,506)
                                                                    -----------    -----------

NET (DECREASE) INCREASE IN CASH                                           9,486        (23,098)

CASH, beginning of the period                                                 9         28,118
                                                                    -----------    -----------

CASH, end of the period                                             $     9,495    $     5,020
                                                                    ===========    ===========


Supplemental disclosures of cash flow information:
      Cash paid during the year for interest                        $     8,303    $    11,488
Non cash financing activities:
      Common stock issued for services                              $   187,250    $   242,387
      Common stock issued in connection with debenture conversion          --          180,000
      Contribution of services                                             --          455,000

                See notes to consolidated financial statements.

                  Scores Holding Company Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

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

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                          For the six months ended     For the three months ended
                                          -------------------------    --------------------------
                                                   June 30,                      June 30,
                                                   --------                      --------
                                              2004          2003           2004          2003
                                              ----          ----           ----          ----
Net income (loss) available to common
shareholders, as reported                 $   283,625   $  (655,440)   $   189,306   $  (352,801)
Deduct: Stock-based
compensation, net of tax                        --            --             --            --
                                          -----------   -----------    -----------   -----------
Net income (loss) available to
common shareholders, pro-forma            $   283,625   $  (655,440)   $   189,306   $  (352,801)
                                          ===========   ===========    ===========   ===========

Basic earnings (loss) per share:
                          As reported -   $       .02   $      (.04)   $       .02   $      (.02)
                            Pro-forma -   $       .02   $      (.04)   $       .02   $      (.02)

Diluted earnings (loss) per share
                          As reported -   $       .02   $      (.04)   $       .02   $      (.02)
                            Pro-forma -   $       .02   $      (.04)   $       .02   $      (.02)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

We have recorded no compensation expense for stock options granted to employees during three or six months ended June 30, 2004 and 2003, respectively.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model. No assumptions have been made therefore there are no disclosures.

Note 3: Equity Transactions

In March 2004, the Company issued 750,000 shares of common stock in exchange for $147,500 of consulting services.

In March 2004, the Company issued 1,310,450 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.

In April 2004, the Company issued 180,000 shares of common stock in exchange for $30,000 of legal services.

In June 2004, the Company issued 100,000 shares of common stock in exchange for $9,750 of consulting services.

In June 2004, the Company issued 489,224 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      For the three-month periods ended June 30, 2004 and June 30, 2003, we had revenue of $407,399 and $288,473, respectively. For the six-month periods ended June 30, 2004 and June 30, 2003, we had revenue of $703,126 and 805,745, respectively. The decrease in revenue during the six month periods was due to the revenues generated from sales of the Diamond Dollar rights in the independently owned Scores Showroom pursuant to the assignment agreement between us during 2003 whereas during 2004 we charge 4.99% of total revenues. Our cost of goods sold for the three-month periods ended June 30, 2004 and June 30, 2003 was $29,017 and $231,027, respectively. Our cost of goods sold for the six months ended June 30, 2004 and June 30, 2003 was $50,660 and $461,922,
respectively. The decrease in cost of goods sold was due to the costs associated with the Diamond Dollars program in 2003 but not in 2004. We incurred general and administrative expenses of $227,891 and $423,130 for the three-month periods ended June 30, 2004 and June 30, 2003, respectively. We incurred general and administrative expenses of $456,140 and $1,005,531 for the six month periods ending June 30, 2004 and June 30, 2003, respectively. The decrease in general and administrative expenses was primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the transaction which resulted in the unwinding our acquisition of Go West Entertainment. For the three-month periods ended June 30, 2004 and June 30, 2003, we had interest income of $19,536 and of $8,743, respectively. For the six-months ended June 30, 2004 and June 30, 2003, we had interest income of $47,821 and interest expense of $6,872, respectively. The increase in interest income arose from the note due from Go West issued in the unwinding agreement. The decrease in interest expense was due to prior year expenses incurred in financing activities undertaken by us relating to the issuance of debentures and notes payable. For the three-months ended June 30, 2004 and June 30, 2003, we had net income of $189,306 or $.02 per share and a net loss of $352,801 or $.02 per share, respectively. For the six-months ended June 30, 2004 and June 30, 2003, we had net income of $283,625 or .02 per share and a net loss of $655,440, or .02 per share, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of June 30, 2004 we had an accumulated deficit of $3,006,285. As of June 30, 2004, we had total current assets of $1,280,939 and total current liabilities of $378,780 or working capital of $902,159. At December 31, 2003, we had total current assets of $454,127 and total current liabilities of $269,219 or working capital of $184,908. The increase in current assets is due to the royalty receivable due from the licensees and the increase in the loan payments due from Go West Entertainment within the next 12 months. The royalty receivable due from licensees increased $492,076 during the six months ended June 30, 2004, from $278,985 as of December 31, 2003 to $771,061 as of June 30, 2004. We are monitoring this receivable carefully and expect it to be reduced significantly during the next quarter. We currently have no material commitments. The increase in the amount of our working capital is primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the unwinding of Go West Entertainment and the steady flow of income from our licensees.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On or about June 25, 2004, the independent accountants for the Company were served with a subpoena from the New York District Attorney in connection with proceedings of the Grand Jury of the County of New York, State of New York. Based on the subpoena, it appears that the Grand Jury is conducting an investigation into unspecified matters concerning the Company's business and affairs. The subpoena directed the independent accountants to produce records from January 1, 2001 through June 25, 2004 in their possession concerning the Company.

      The Company has not to date been charged with any violations or crimes.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

      On June 30, 2004, we issued 353,856 shares of restricted common stock to Richard Goldring, our Chief Executive Officer, President and Director, 67,684 shares of restricted common stock to Elliot Osher, our Secretary and Director, and 67,684 shares of restricted common stock to William Osher. These shares were issued to Goldring and the Oshers pursuant to the "antidilution" provisions of the Acquisition Agreement dated March 31, 2003, among Go West Entertainment, Inc., Goldring, the Oshers and us. Goldring and the Oshers did not pay to us any consideration for these shares. The shares were issued under the exemption from registration provided in section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

            31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

            32.1  Section 1350 Certification of Chief Executive Officer

            32.2  Section 1350 Certification of Chief Financial Officer

      (b) Reports on Form 8-K

      On July 9, 2004, the Company filed a report on form 8-K regarding Other Information. The report disclosed an investigation by the Grand Jury of New York County into unspecified matters regarding the Company's business and operations.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          Scores Holding Company Inc.



Dated: August 12, 2004                    By: /s/ Richard Goldring
                                              ----------------------------------
                                              Richard Goldring
                                              President, Chief Executive Officer