Form 10QSB
period 2004-09-30
SCORES HOLDING CO INC
filed 2004-11-12
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2004
                                               ------------------

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
                                               16,043,648 AS OF OCTOBER 15, 2004
                                               ---------------------------------

   Transitional Small Business Disclosure Format (check one). Yes ___; No _X_

                           SCORES HOLDING COMPANY INC.
                               SEPTEMBER 30, 2004
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements..............................3


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................4
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................13
Item 3.  Controls and Procedures..............................................14


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14
Item 2.  Changes in Securities and Use of Proceeds............................15
Item 6.  Exhibits and Reports on Form 8-K.....................................15

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

         Consolidated Balance Sheets as of September 30, 2004 (unaudited)
               and December 31, 2003 .........................................4

         Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and September 30, 2003
               (unaudited)....................................................5

         Consolidated Statements of Cash Flows for the three months ended
               September 30, 2004 and September 30, 2003 (unaudited)..........6

         Notes to Consolidated Financial Statements (unaudited)...............7

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                September 30,    December 31,
                                                                     2004            2003
                                                                 -----------     -----------
                                                                 (unaudited)      (audited)
                            ASSETS

CURRENT ASSETS:
  Cash                                                           $   115,997     $         9
  Notes Receivable - current portion -related party                  588,129         162,578
  Royalty Receivable                                                 873,355         278,985
  Inventory                                                           45,528          12,555
                                                                 -----------     -----------
     Total Current Assets                                          1,623,009         454,127

FURNITURE AND EQUIPMENT, NET                                          23,134          28,763

INTANGIBLE ASSETS, NET                                               172,000         190,750

NOTES RECEIVABLE - long term - related party                       1,137,195       1,539,414

OTHER ASSETS:
Security Deposits                                                      8,987              --
                                                                 -----------     -----------
                                                                 $ 2,964,325     $ 2,213,054
                                                                 ===========     ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                            $   282,411     $   193,159
Related party payable                                                 53,760          16,300
Notes Payable                                                         77,926          59,760
Convertible Debentures, Net of Discount                              250,000              --
                                                                 -----------     -----------
     Total Current Liabilities                                       664,097         269,219

LONG TERM DEBT                                                        42,954         120,879

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 10,000,000 shares
     authorized, -0- issued and outsatanding                              --              --
Common stock, $.001 par value; 500,000,000 shares authorized,
     16,043,648 and 10,109,574 issued and outstanding,
     respectively                                                     16,044          10,110
Additional paid-in capital                                         5,614,822       5,102,756
Accumulated deficit                                               (3,373,592)     (3,289,910)
                                                                 -----------     -----------
     Total Stockholder's equity                                    2,257,274       1,822,956
                                                                 -----------     -----------
                                                                 $ 2,964,325     $ 2,213,054
                                                                 ===========     ===========


                See notes to consolidated financial statements.

                     SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Nine Months Ended September 30,   Three Months Ended September 30,
                                         -----------------------------     -----------------------------
                                             2004             2003             2004             2003
                                         ------------     ------------     ------------     ------------
                                          (unaudited)      (unaudited)      (unaudited)      (unaudited)

Royalty Revenue                          $    937,443     $  1,106,860     $    234,317     $    301,115
Merchandise Revenue                            77,585               --           33,107               --
                                         ------------     ------------     ------------     ------------
Net Sales                                   1,015,028        1,106,860          267,424          301,115

COST OF GOODS SOLD                             85,962          692,949           35,302          231,027
                                         ------------     ------------     ------------     ------------

GROSS PROFIT                                  929,066          413,911          232,122           70,088

GENERAL AND ADMINISTRATIVE EXPENSES           828,613        1,176,555          372,473          171,024
                                         ------------     ------------     ------------     ------------

NET INCOME (LOSS) FROM OPERATIONS             100,453         (762,644)        (140,351)        (100,936)

OTHER INCOME                                       --           13,140               --                0
INTEREST INCOME (EXPENSE )                   (179,135)           9,654         (226,956)          16,526
                                         ------------     ------------     ------------     ------------

NET INCOME (LOSS) BEFORE INCOME TAXES         (78,682)        (739,850)        (367,307)         (84,410)

PROVISION FOR INCOME TAXES                      5,000               --               --               --
                                         ------------     ------------     ------------     ------------

NET INCOME (LOSS)                        $    (83,682)    $   (739,850)    $   (367,307)    $    (84,410)
                                         ============     ============     ============     ============

NET INCOME (LOSS) PER SHARE-BASIC        $      (0.01)    $      (0.04)    $      (0.03)    $      (0.00)
                                         ============     ============     ============     ============
NET INCOME (LOSS) PER SHARE-DILUTED             (0.01)           (0.04)           (0.03)           (0.00)
                                         ============     ============     ============     ============
WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING-BASIC                        12,512,298       20,450,606       14,194,056       27,096,826
                                         ============     ============     ============     ============
WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING-DILUTED                      12,597,298       20,450,606       14,279,056       27,096,826
                                         ============     ============     ============     ============

                See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Nine Months Ended September 30,
                                                                       2004            2003
                                                                   -----------     -----------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $   (83,682)    $  (739,850)

Adjustments to reconcile net loss to net cash provided
  by (used) in operating activites:
    Depreciation & Amortization                                         24,379         739,074
    Gain on settlement of debt                                              --              --
    Contributed services                                                    --         455,000
    Common stock and warrants issued for services                      518,000         302,387
    Returned shares for new debt terms                                      --          (9,000)
    Write off of intangible                                                 --           9,814
    Prepaid expenses                                                  (594,370)        (55,707)
    Inventory                                                          (32,973)             --
    Interest receivable                                                (83,332)        (55,922)
    Accounts payable and accrued expenses                               89,252        (408,116)
                                                                   -----------     -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (162,726)        237,680
                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Transfers of capital expenditures                                       --         685,388
    Note receivable                                                     60,000      (1,636,263)
    Security deposits                                                   (8,987)      1,007,507
                                                                   -----------     -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                               51,013          56,632
                                                                   -----------     -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Issuance of shares resulting from the acquisition                       --         (10,000)
    Issuance of Debentures                                             250,000              --
    Note  receivable                                                        --              --
    Issuance of shares                                                      --           2,707
    Related party payable                                               37,460        (175,998)
    Prepetition long term debt                                              --         (10,007)
    Repayment of notes payable                                         (59,759)       (127,380)
                                                                   -----------     -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       227,701        (320,678)
                                                                   -----------     -----------

NET (DECREASE) INCREASE IN CASH                                        115,988         (26,366)

CASH, beginning of the period                                                9          28,118
                                                                   -----------     -----------

CASH, end of the period                                            $   115,997     $     1,752
                                                                   ===========     ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                         $    12,845     $    18,536
Non cash financing activities:
    Common stock issued for services                               $   268,000     $   302,387
    Common stock issued in connection with debenture conversion             --         435,005
    Contribution of services                                                --         455,000
    Beneficial conversion                                              250,000

                See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

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

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                          For the nine months ended      For the three months ended
                                                 September 30,                 September 30,
                                             2004           2003           2004             2003
                                         -----------    -----------     -----------     -----------
Net income (loss) available to common
shareholders, as reported                $   (83,682)   $  (739,850)    $  (367,307)    $   (84,410)
Deduct: Stock-based compensation, net
of tax                                            --             --              --              --
                                         -----------    -----------     -----------     -----------
Net income (loss) available to common
shareholders, pro-forma                  $   (83,682)   $  (739,850)    $  (367,307)    $   (84,410)
                                         ===========    ===========     ===========     ===========

Basic earnings (loss) per share:
                      As reported -      $      (.01)   $      (.04)    $      (.01)    $      (.00)
                        Pro-forma -      $      (.01)   $      (.04)    $      (.01)    $      (.00)

Diluted earnings (loss) per share
                      As reported -      $      (.01)   $      (.04)    $      (.03)    $      (.00)
                        Pro-forma -      $      (.01)   $      (.04)    $      (.03)    $      (.00)

The  above  stock-based  employee   compensation  expense  has  been  determined
utilizing a fair value method, the Black-Scholes option-pricing model.

We have recorded no compensation expense for stock options granted to employees during three or nine months ended September 30, 2004 and 2003, respectively.

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

In July 2004, the Company issued 330,000 shares of common stock in exchange for $33,000 of legal services.

In September 2004, the Company issued 500,000 shares of common stock in exchange for $22,750 of consulting services.

In September 2004, the Company issued 300,000 shares of common stock in exchange for $25,000 of legal services.

In September 2004, the Company issued 1,974,400 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.

In October 2004, the Company issued 1,000,000 shares of common stock in exchange for $26,000 of consulting services.

Note 4: Acquisition - On August 12, 2004, the Company entered into a merger agreement with Aciem Management, Inc., a New York Corporation. ("ACMI") As a result of the merger, ACMI became a wholly-owned subsidiary of the Company and all outstanding shares of ACMI's capital stock held by its sole stockholder, a former officer, were converted into shares of the Company's common stock. ACMI is a private, development stage company formed to provide operational support to owners of adult entertainment clubs. ACMI had no operations to the date of the merger. ACMI had $250,000 in cash and $250,000 in debentures as of August 12, 2004. Prior to the merger, ACMI entered into a Convertible Debenture Purchase agreement dated August 12, 2004 with HEM Mutual Assurance LLC and Highgate House LLC, pursuant to which it sold and issued convertible debentures to HEM and Highgate in an aggregate principal amount of up to $500,000 in a private placement, only $250,000 was actually funded with cash. Indirectly, the managing member of Highgate, via another limited liability company, is a member of outside legal counsel to the Company. Four debentures in the aggregate principal amount of $250,000 were issued for gross proceeds of $250,000 in cash and two additional debentures in the aggregate principal amount of $250,000 were issued in exchange for two promissory notes from HEM and Highgate in the principal amount of $250,000. Such $250,000 of promissory notes have not been recorded as an asset as collectibility is not assured, in addition the $250,000 was due upon culminating the merger with the Company on August 12, 2004 and payable at the option of HEM and/or Highgate. The Company has yet to receive such monies as of November 10, 2004. As a result of the merger, the Company has assumed the rights and obligations of ACMI in the private placement, including the gross proceeds raised through the sale of the Debentures, the note issued by HEM and Highgate to ACMI, and ACMI's obligations under the Debentures and the Purchase Agreement. The $230,000 principal amount of the debentures is now convertible into unrestricted shares of common stock. $20,000 in principal amount of the initial debentures is now convertible into unrestricted shares of common stock at conversion price of $0.01 per share. The $250,000 contingent debenture, which such monies have yet to be received, may not be converted, does not accrue interest, and is not subject to repayment at maturity unless (i) HEM and Highgate elect to fund the contingent debenture; (ii) a sufficient number of shares of common stock are then held in escrow to cover at least 200% of the number of shares that would then be necessary to satisfy the full conversion of all then outstanding converted debentures; and (iii) the Note has been paid in full by HEM and Highgate.

Note 5: Debentures

The terms of the $230,000 convertible debentures "Debenture A" are as follows:

      - The debentures mature on August 11, 2009 and bear interest at 1.5% per annum and accrue until paid.

      - The debentures are convertible at the option of the holder into common stock at the lesser of (a) $0.10 or 100% of the average of the closing bid prices for the five trading days immediately prior to closing or (b) 50% of the average of the three lowest closing bid prices in the forty days immediately preceding the conversion date.

      - The Company may redeem the outstanding debentures at any time for 135% of the unconverted amount of the debenture plus accrued interest.

The terms of the $20,000 convertible debenture "Second Debenture" are as follows:

      -     The debenture can be converted into $.01 per share.

The terms of the $250,000 contingent convertible debentures "Debenture B" are as follows:

      - The debentures mature on August 11, 2009 and bear interest at 1.5% per annum and accrue until paid.

      - The debentures are convertible at the option of the holder into common stock at the lesser of $0.125 or 50% of the average of the closing bid prices for the three trading days immediately prior to closing.

      - The Company may redeem the outstanding debentures at any time for 135% of the unconverted amount of the debenture plus accrued interest.

The aforementioned convertible debentures contain certain anti-dilution provisions. A $250,000 valuation of the beneficial conversion features of the Debenture A and the Second Debenture has been recorded as interest expense. The valuation of such beneficial conversion rights has been limited to the $250,000 pursuant to the applicable EITF. No evaluation of the beneficial conversion terms of Debenture B has been performed since such monies have yet to be received.


Note 6: Real Estate Lease

The Company entered into a lease for office space located in New York City. The term of the lease is on a month-to-month basis. The rent charge is $20,000 per month. There is no security deposit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the three-month periods ended September 30, 2004 and September 30, 2003, we had revenue of $234,317 and $301,115, respectively. For the nine-month periods ended September 30, 2004 and September 30, 2003, we had revenue of $937,443 and 1,106,860, respectively. The decrease in revenue was due to the revenues generated from sales of the Diamond Dollar rights in the independently owned Scores Showroom pursuant to the assignment agreement between us whereas currently we charge 4.99% of total revenues. Our cost of goods sold for the three-month periods ended September 30, 2004 and September 30, 2003 was $35,302 and $231,027, respectively. Our cost of goods sold for the nine month periods ended September 30, 2004 and September 30, 2003 was $85,962 and $692,949, respectively. The decrease in cost of goods sold was due to the costs associated with the Diamond Dollars program in the prior year. We incurred general and administrative expenses of $372,473 and $171,024 for the three-month periods ended September 30, 2004 and September 30, 2003, respectively. We incurred general and administrative expenses of $828,613 and $1,176,555 for the nine month periods ending September 30, 2004 and September 30, 2003, respectively. The decrease in general and administrative expenses was primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the transaction which resulted in the unwinding of our acquisition of Go West Entertainment. For the three-month periods ended September 30, 2004 and September 30, 2003, we had interest income (expense) of $(226,956) and of $16,526, respectively. For the nine-month periods ended September 30, 2004 and September 30, 2003, we had interest income (expense) of $(179,135) and $9,654, respectively. The increase in interest expense was due to the beneficial conversion charge in connection with the issuance of debentures during the 2004 periods. For the three-month periods ended September 30, 2004 and September 30, 2003, we had a net loss of $367,307 or $.03 per share, and $84,410 or $.02 per share, respectively. For the nine-month periods ended September 30, 2004 and September 30, 2003, we had a net loss of $83,682 or .01 per share, and a net loss of $739,850, or .04 per share, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2004 we had an accumulated deficit of $3,373,592. As of September 30, 2004, we had total current assets of $1,623,009 and total current liabilities of $664,097 or working capital of $958,912. At December 31, 2003, we had total current assets of $454,127 and total current liabilities of $269,219 or working capital of $184,908. The increase in current assets is due to the royalty receivable due from the licensees and the increase in the loan payments due from Go West Entertainment within the next 12 months. We currently have no material commitments. The increase in the amount of our working capital is primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the unwinding of Go West Entertainment and the steady flow of income from our licensees.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On or about June 25, 2004, the independent accountants for the Company were served with a subpoena from the New York District Attorney in connection with proceedings of the Grand Jury of the County of New York, State of New York. On or about October 15, 2004, the Company was served with five subpoenas in connection with the same proceedings. Based on the subpoenas, it appears that the Grand Jury is conducting an investigation into unspecified matters concerning the Company's business and affairs. The subpoena directed the independent accountants and the Company to produce records in their possession concerning the Company.

         The Company has not to date been charged with any violations or crimes.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         On September 30, 2004, we issued 1,428,083 shares of restricted common stock to Richard Goldring, our Chief Executive Officer, President and Director, 273,159 shares of restricted common stock to Elliot Osher, our Secretary and Director, and 273,159 shares of restricted common stock to William Osher. These shares were issued to Goldring and the Oshers pursuant to the "antidilution" provisions of the Acquisition Agreement dated March 31, 2003, among Go West Entertainment, Inc., Goldring, the Oshers and us. Goldring and the Oshers did not pay to us any consideration for these shares. The shares were issued under the exemption from registration provided in section 4(2) of the Securities Act of 1933.


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

                                         Scores Holding Company Inc.


Dated: November 12, 2004                 By:  /s/ Richard Goldring
                                              ----------------------------------
                                              Richard Goldring
                                              President, Chief Executive Officer