Form 10KSB
period 2004-12-31
SCORES HOLDING CO INC
filed 2005-04-15
CIK 831489

DRAFT 4/11/05

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For Fiscal Year Ended: December 31, 2004

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ______________

      Commission file number      0-16665

                          SCORES HOLDING COMPANY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Utah                                  87-0426358
       --------------------------              ----------------------------
      (State or other jurisdiction                    (IRS Employer
    of incorporation or organization)               Identification No.)

   533-535 West 27th Street, New York                     10001
------------------------------------------              ---------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number:                                       (212) 868-4900

Securities registered under Section 12(b) of the Exchange Act:   None

Name of each Exchange on Which Registered:                       None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, $.001 par value

--------------------------------------------------------------------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year. $1,338,629

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days:

      As of March 24, 2005 there were 16,022,625 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on March 24, 2005 was approximately $368,520 based on the average closing bid and asked price of our common stock on March 17, 2005, which was $.023 per share.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,659,788 shares of common stock, $,001 par value, as of March 24, 2005.

         Transitional Small Business Disclosure Format (check one):

         Yes |_|     No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS


FORWARD-LOOKING STATEMENTS.....................................................3

PART I.........................................................................3
   ITEM 1.  DESCRIPTION OF BUSINESS............................................3
   ITEM 2.  DESCRIPTION OF PROPERTY...........................................16
   ITEM 3.  LEGAL PROCEEDINGS.................................................16
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............16

PART II.......................................................................17
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........17
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........19
   ITEM 7.  FINANCIAL STATEMENTS..............................................22
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................23
   ITEM 8A. CONTROLS AND PROCEDURES...........................................23

PART III......................................................................24

   ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................24

   ITEM 10. EXECUTIVE COMPENSATION............................................25
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....27
   ITEM 12. RELATED TRANSACTIONS..............................................28
   ITEM 13. EXHIBITS..........................................................29
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................31

                           FORWARD-LOOKING STATEMENTS

      Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects", "anticipates", "intends", "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis or Plan of Operation." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

      Scores Holding Company, Inc. (the "Company" or the "Registrant") was incorporated in the State of Utah on September 21, 1981 under the name Adonis Energy, Inc. ("Adonis"). Adonis was formed for the primary purpose of acquiring and investing in energy resources. On March 10, 1983 Adonis' name was changed to Olympus M.T.M. Corporation ("Olympus"). Olympus failed to achieve success in its business endeavors, and consequently, it ceased operations in or before April, 1990. Thereafter, Olympus remained dormant until it succeeded to the business of The Internet Advisory Corporation, a Florida corporation ("TIAC-FL"), pursuant to an Agreement and Plan of Reorganization dated June 22, 1998. TIAC-FL had been incorporated on August 8, 1997 for the purpose of providing Internet access and Web design. Subsequent to the Agreement and Plan of Reorganization, we changed our name to The Internet Advisory Corporation. Pursuant to the Agreement and Plan of Reorganization, we issued 1,200,000 shares of our common stock to TIAC-FL's shareholders and assumed the liabilities of TIAC-FL in exchange for the assets of TIAC-FL as at May 31, 1998. At the time of this issuance, we had 240,404 shares outstanding. Immediately after this issuance, the former shareholders of TIAC-FL owned 1,200,000 of our then total of 1,440,404 outstanding shares, or 83% of our Company. Upon closing the Agreement and Plan of Reorganization, the Olympus officers and directors resigned and the designees of TIAC-FL were appointed to serve in their place and stead.

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

      On May 25, 2001, we voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code with the US Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). On August 29, 2001, we filed a Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. Under the Plan of Reorganization (the "Plan"), we complied with Section 1129 of the Bankruptcy Code as a good faith debtor seeking to reorganize its financial affairs during the term of the Plan in order to pay off or substantially reduce the principal due and owing to all allowed creditors from our ongoing operations. As part of the Plan, we expressly rejected all executory contracts and unexpired leases set forth in the Disclosure Statement except for the unexpired contract between us and a bandwidth provider. On November 14, 2001, the Bankruptcy Court entered an Order confirming our Plan. During the period we were in bankruptcy, we continued to provide comprehensive Internet services to our customers emphasizing the small and medium sized business market. Pursuant to the bankruptcy, we discharged an aggregate of $731,419 of debt in exchange for payments in the aggregate amount of $86,861. In addition, we incurred $73,231 of legal fees related to the bankruptcy filing and the Plan.

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

      The Plan, as modified, required certain payments to be made to all parties constituting Classes 1-4 and to the IRS for the Priority Tax Claim. All payments have been made in full with respect to Classes 1-4 and the Priority Tax Claim. Class 5 related to our shareholders and their treatment with regard to equity retention. Richard Goldring, our principal shareholder, and all equity holders that chose to make an additional equity contribution to us on or before November 30, 2001 (the "White Knight Electors") constituted the White Knight Class. Richard Goldring contributed $50,000 in exchange for retention of all of his equity interest in us. White Knight Electors were entitled to retain all or part of their equity interest in us on the basis of capital contributions of $1 per share. There was a sole White Knight Elector who made a capital contribution of $1,000 in exchange for full retention of 200 of his common shares. Pursuant to the Plan, all common stockholders other than the White Knight Class became subject to a 50 for 1 reverse stock split. Effective the close of business on January 2, 2002, the partial reverse stock split was effected. Pursuant thereto, all of our issued and outstanding shares of common stock on January 2, 2002, except for an aggregate of 880,200 shares held by members of the White Knight Class, were subjected to the reverse split. Immediately prior to the reverse split there were 2,889,004 shares issued and outstanding and immediately subsequent to the reverse split there were 920,359 shares issued and outstanding. Class 6 related to our outstanding stock options. Pursuant to the Plan, all of such options were cancelled. The holders thereof received no distributions under the Plan.

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

      On March 11, 2002, we entered into an Acquisition Agreement with Go West Entertainment Inc., a New York corporation ("Go West") and the shareholders of Go West (the "Go West Shareholders"). The Go West Shareholders were Richard Goldring, Elliot Osher and William Osher. Pursuant to the Acquisition Agreement, we acquired all of the issued and outstanding capital stock of Go West from the Go West Shareholders, making Go West our wholly owned subsidiary in exchange for 2,000,000 shares of our restricted common stock.

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

      On July 9, 2002, we filed a Certificate of Amendment to our Certificate of Incorporation with the Utah Department of Commerce to change our name from The Internet Advisory Corporation to Scores Holding Company, Inc. The change in name was made to reflect the change in our business direction from an Internet service company to a company intending to engage in the adult entertainment nightclub industry. With regard to our entry into this new field, we planned to leverage the adult entertainment nightclub experience of our management in an owner/operator business model in which we intended to both own and manage clubs. Pursuant thereto, we engaged from time to time in negotiations to manage or takeover Scores Showroom, an independent nightclub owned by Scores Entertainment, Inc. As we shifted the focus of our business, we decided to discontinue our existing ISP business.

      On August 13, 2002, we completed a triangular merger with HEIR and Scores Acquisition Corp. ("SAC"), a Delaware corporation and our wholly owned subsidiary. The merger was based upon an August 7, 2002 Agreement and Plan of Merger among the parties. Pursuant to the merger (i) SAC was merged with and into HEIR; (ii) the HEIR shareholders exchanged all of their HEIR shares, constituting all of the issued and outstanding capital stock of HEIR, for an aggregate of 600,000 shares of our restricted common stock, making HEIR our wholly owned subsidiary; and (iii) HEIR, the surviving corporation in the merger, changed its name to Scores Licensing Corp. The HEIR shareholders were Richard Goldring, Elliot Osher and William Osher, each of whom was an affiliate of the Company.

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

      On August 23, 2004, SCRH Acquisition Corp., our wholly-owned subsidiary, merged with Aciem Management, Inc., a company formed to provide operational support to owners of adult entertainment clubs. Prior to the Merger, Aciem entered into a Convertible Debenture Purchase Agreement, dated August 12, 2004, with HEM Mutual Assurance LLC and Highgate House LLC pursuant to which it sold and issued convertible debentures to HEM and Highgate in an aggregate principal amount of up to $500,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933. Four debentures in the aggregate principal amount of $250,000, the initial debentures, were issued for gross proceeds of $250,000 in cash. Additionally, two debentures in the aggregate principal amount of $250,000 were issued in exchange for two promissory notes from HEM and Highgate in the principal amount of $250,000. We have not currently drawn funds from these two additional debentures. Each of the debentures has a maturity date of August 11, 2009, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 1.5% per year, payable in cash or shares of common stock at the option of the holder of the debentures. As a result of the Merger, we have assumed the rights and obligations of Aciem in the private placement, including the gross proceeds raised through the sale of the debentures, the note issued by HEM and Highgate to Aciem and Aciem's obligations under the debentures and the Convertible Debenture Purchase Agreement.

      Further, in contemplation of the Merger, we entered into Amendment No. 1 to the Acquisition Agreement with Go West Entertainment, Inc., Richard Goldring, Elliot Osher and William Osher on August 12, 2004. The Amendment provides that we may issue more shares of our common stock without consideration to maintain William Osher's 8.8% share interest in us, Elliot Osher's 8.8% share interest in us and Richard Goldring's 46% share interest in us and provides protection to the ownership of our intellectual property assets.

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

      Management determined that potential investors perceived that we faced unknown and unnecessary risks in building, owning and operating an adult entertainment nightclub. The perceived risks include regulatory issues, zoning restrictions, construction issues and ongoing operating liabilities. Consequently, Management believed it was becoming increasingly difficult to obtain additional funding because of the perceived risks related to operating an adult nightclub under public ownership. Therefore, Management believes the best business strategy available is to license the "SCORES" brand name and engage in merchandising campaigns rather than to operate a nightclub. We entered into several transactions to implement our new strategic vision and business model.

      On March 31, 2003, we entered into an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher. The purpose of the Agreement was to "unwind" most of the transaction of March 11, 2002 in which we acquired Go West. We transferred 1,500,000 shares of Go West to Goldring and the Oshers (the "Purchasers"), which constituted all of Go West's outstanding equity securities. Each Purchaser received 500,000 shares of Go West. The Purchasers transferred back to us the consideration they received when they sold Go West to us consisting of 2,000,000 shares of our common stock. These shares will be cancelled or held as treasury shares. The Agreement also includes an "antidilution" provision under which, in the event we issue shares of our common stock for any purpose, the Purchasers will be issued that number of additional shares of our common stock necessary for them to maintain collectively a holding of 63.6% of our outstanding common stock. This percentage is equal to the holdings of the Purchasers as of December 31, 2002, after giving effect to the Go West transaction. This provision for additional shares is effective for eighteen months from the date of the Acquisition Agreement. Goldring will be issued shares necessary for him to maintain a 46% interest and each of the Oshers will be issued shares necessary to maintain an 8.8% interest. The transaction was approved by the board of directors of Go West and Scores. As a result of this transaction, we have divested our interest in the Scores West adult nightclub.

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

      EMS then entered into a Sublicense Agreement with Go West. This Sublicense authorizes GO West to use the "SCORES" brand name at its adult nightclub on the West Side of Manhattan, New York ("Scores West"). Go West pays royalties to EMS equal to 4.99% of the gross revenues earned by Go West at Scores West. All of these royalties are paid by EMS to us under the Master License Agreement. The term of the Sublicense continues as long as Scores West continues in operation.

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

Licensed "SCORES" Brand Name Adult Entertainment Nightclubs

      Our principal business consists of granting the exclusive worldwide license to use and to grant sublicenses to use the "SCORES" trademarks in connection with the ownership and operation of upscale, adult-entertainment cabaret night clubs/restaurants and for the sale of merchandise by such establishments. Merchandise must relate to the nightclub that sells it, and may be sold at the nightclub, on an internet site maintained by the nightclub, by mail order and by catalogue. To further this end, we entered into the Master License with EMS and depend upon our relationship with EMS. The term of the Master License is twenty years. EMS has the option to renew the Master License for six consecutive five-year terms. We will receive royalties equal to 4.99% of the gross revenues of all sublicensed clubs that are controlled by EMS. Pursuant to the terms of the Master License, EMS has granted sublicenses to six nightclubs to use the "SCORES" trademark.

      Our Sublicensed Nightclubs

      There are currently six nightclubs that have sublicensed with EMS to use the "SCORES" name. Under the EMS Master License Agreement, EMS pays, and will continue to pay, all of the royalties from the sublicensed clubs to us. We depend upon the revenue from these sublicensed nightclubs in the operation of our business.

      Our first sublicensed nightclub was "Scores Showroom", an adult entertainment nightclub that we hope serves as the model for our other sublicensed nightclubs. Our directors, Richard Goldring and Elliot Osher, are presently serving as operations managers at "Scores Showroom". We receive royalties equal to 4.99% of the gross revenues from Scores Showroom. Scores

Showroom, through its corporate owner, 333 E. 60th Street, Inc., entered into a new sublease for its nightclub at 333 E. 60th Street, New York, New York on October 1, 2003. The sublease is for an initial term of five years, and grants an additional five-year renewal option. The new lease ensures the availability of the premises for the presently intended continued operation of our most prominent sublicensee, the original Scores Showroom, for a minimum of nine years.

      In June 2003, the Company's Master Licensee, EMS, entered into a Sublicense Agreement with Stone Park Entertainment, Inc. This Sublicense authorizes Stone Park Entertainment to use the "SCORES CHICAGO" brand name at its adult nightclub located at 4003 Lake Street, Stone Park, Illinois. Stone Park Entertainment pays royalties to EMS equal to approximately 4.99% of the gross revenues earned at that location.

      On March 16, 2004, another sublicensed club opened for business. Under the sublicense agreement executed by Go West Entertainment, Inc., SCORES WEST pays 4.99% of its gross revenues to EMS.

      On February 27, 2004, the Company's Master Licensee, EMS, entered into a Sublicense Agreement with CLUB 2000 EASTERN AVENUE, INC. This Sublicense authorizes CLUB 2000 to use the "SCORES BALTIMORE" brand name at its adult nightclub located at 2000 Eastern Avenue, Baltimore, Maryland. Upon the opening of Scores Baltimore, CLUB 2000 will pay royalties to EMS equal to 4.99% of the gross revenues earned at that location, or $1,000 a week, whichever is greater.

      On July 27, 2004, EMS entered into a Sublicense Agreement with DBD Management, Inc. ("DBD"). The sublicense granted under that agreement authorizes DBD to use the "SCORES" brand name at its adult nightclub in Ft. Lauderdale, Florida ("Scores Ft. Lauderdale"). DBD pays royalties to EMS equal to 4.99% of the gross revenues above $250,000 earned by DBD at Scores Ft. Lauderdale with a minimum payment per month, starting on February 14, 2005, of $4,000. All of these royalties are paid by EMS to us under the Master License Agreement. The term of the sublicense continues for ten years unless DBD serves written notice within six months of the termination of the agreement to extend the sublicense for another ten years.

      In 2004, EMS entered into a Sublicense Agreement with SMG Entertainment, Inc. ("SMG"). The sublicense granted under that agreement authorizes SMG to use the "SCORES" brand name at its adult nightclub in Miami, Florida ("Scores Miami"). SMG pays royalties to EMS equal to 4.99% of the gross revenues above $1,500,000 earned by DBD at Scores Miami. All of these royalties are paid by EMS to us under the Master License Agreement. The term of the sublicense continues for three years and is automatically renewed for additional three-year terms unless it is terminated in accordance with its terms.

Competition

      The adult nightclub entertainment business is highly competitive with respect to price, service, location and professionalism of its entertainment. Sublicensed clubs will compete with many locally-owned adult nightclubs. It is our belief, however, that only a few of these nightclubs have names that enjoy recognition and status that equal or approach that of Scores. Although there are restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret entertainment market. For example, there are approximately 25 adult adult-entertainment cabaret night clubs located in New York City and approximately six located in Manhattan. We believe that only three of these other adult-entertainment cabaret night clubs in Manhattan directly compete with us.

      We believe that the combination of our name recognition, zoning advantages and our distinctive entertainment environment allows the sublicensed clubs to effectively compete within the industry, although we cannot assure you that this will prove to be the case. The ability of sublicensed clubs to compete and succeed will also depend upon their ability to employ and retain top quality female entertainers and bar and restaurant employees. Competition for adult entertainers is intense. The failure of sublicensed clubs to retain quality female entertainers or superior restaurant and bar employees could have a material adverse impact on the ability of sublicensed clubs to compete.

Government Regulation

      Our sublicensees are subject to a variety of governmental regulations depending upon the laws of the jurisdictions in which they operate. The most significant governmental regulations are described below.

      Liquor License

      Our sublicensees are subject to state and local licensing regulation of the sale of alcoholic beverages. We expect sublicensees to obtain and maintain appropriate licenses allowing it to sell liquor, beer and wine. Obtaining a liquor license may be a timely procedure. In New York, for example, sublicensees make an application to the State Liquor Authority (the "SLA") for a liquor license regarding their nightclub. The SLA has the authority, in its discretion, to issue or deny such a license request. The SLA typically requires local community board approval in connection with such grants. Approval is usually granted or denied within 90-120 days from the initial application date.

      We cannot assure you that our sublicense will all obtain liquor licenses or that, once obtained, that they will be able to maintain their liquor licenses or assign or transfer them if necessary. Licenses to sell alcoholic beverages must be renewed annually and may be revoked or suspended at any time for cause, including any violation by our sublicensees or their employees. If one of our sublicensees failed to maintain its liquor license, it would significantly reduce the revenue of that sublicensee.

      "Cabaret" Licenses

      Sublicensees typically request a "cabaret" license regarding their nightclub. In some instances "adult entertainment" licenses are required. An example of the procedure to obtain a cabaret license is that which Scores West underwent. Scores West requested and was granted a cabaret license regarding its nightclub by the New York City Department of Consumer Affairs (the "DCA"). The DCA used objective criteria in its determination to issue such a license request after determining that the proposed use met zoning requirements and the building housing the business met building standards. Although we expect sublicensees to have "cabaret" or "adult entertainment" licenses in place, we cannot assure you that this will be the case or that licenses can be assigned or transferred if necessary.

      Zoning Restrictions

      Adult entertainment establishments must comply with local zoning restrictions, and these restrictions can often be stringent. One example of stringent zoning regulations is New York City, which requires that an adult entertainment businesses that operates in an area zoned as residential or in areas zoned commercial that prohibit adult entertainment establishments not devote more than either 40% or more of its space available to customers or 10,000 square feet of space to an adult use. On March 26, 2001, the Mayor of New

York City announced proposed amendments to the zoning regulations seeking to further restrict businesses located within areas not zoned for adult entertainment establishments that presently provide adult entertainment in compliance with the present regulations. If enacted, these proposed amendments could affect operations at Scores Showroom. Although we expect sublicensees to already be operating within "zoned" areas, we cannot assure you that local zoning regulations will remain constant, or if they are changed, that a sublicensee will be able to continue operations.

Employees

      At the present time, we have three employees, including Richard Goldring, our Chairman, Chief Executive Officer and President. All of our employees are full-time employees.


ITEM 2.  DESCRIPTION OF PROPERTY

      On July 1, 2004, we entered into a sublease agreement with Go West to rent approximately 2,400 square feet of office space at 533-535 West 27th Street, New York, N.Y., on a month-to-month basis until such sublease is terminated with thirty days' notice. We pay Go West $20,000 per month for the use of this space. We believe that our office space is adequate for our current and planned activities.


ITEM 3.  LEGAL PROCEEDINGS

      We were named as a defendant in the action entitled JKT Construction, Inc. dba Corcon Construction v. Go West Entertainment, Inc., Scores Holding Company, Inc., et. al. The action was commenced in the Supreme Court of the State of New York, County of New York. The case arose from the construction contract to improve the premises located at 533-535 W. 27th Street (the location of Scores Westside) that we entered into before the divestiture of Go West Entertainment, Inc on March 31, 2003. The complaint alleges nonpayment of $710,000 in construction costs. The action has been settled without any cost to us.

      On or about June 25, 2004, the New York District Attorney's office served our former independent accountants with a subpoena in connection with proceedings of the Grand Jury of the County of New York. Additionally, on or about October 15, 2004, the New York District Attorney served us with five subpoenas also in connection with proceedings of the Grand Jury of the County of New York, State of New York. Based on the subpoenas, it appears that the Grand Jury is conducting an investigation into unspecified matters concerning our business and affairs. The subpoenas directed us and our former independent accountant to produce records in our possession concerning our business operations. To date, we have not been charged with any violations or crimes.

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

      As of December 31, 2004, our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "SCRH". Our stock was previously quoted under the symbols "PUNK," "IACP" and "SCOH." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All of the following quotations have been adjusted to reflect the 5:1 reverse stock split that was effected by the Company on December 30, 2003.

      Quarter Ended                    High Bid                Low Bid
      -------------                    --------                -------

      March 31, 2003                   $  3.10                 $ 1.35
      June 30, 2003                    $  2.20                 $  .83
      September 30, 2003               $  1.10                 $  .31
      December 31, 2003                $   .63                 $  .38

      March 31, 2004                   $   .71                 $  .18
      June 30, 2004                    $   .43                 $ .165
      September 30, 2004               $   .18                 $ .045
      December 31, 2004                $   .07                 $  .02



      On March 16, 2005, our closing bid price was $.21 per share.

Holders

      As of April 11, 2005 there were approximately 575 record holders of our common stock.


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

      On March 31, 2003, we entered into an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher (the "Purchasers"). The Agreement has an "antidilution" provision under which, in the event we issue shares of our common stock for any purpose, the Purchasers will be issued that number of additional shares of our common stock necessary for them to maintain collectively a holding of 63.6% of our outstanding common stock. This provision for additional shares was effective for eighteen months from the date of the Acquisition Agreement. Goldring was issued shares necessary for him to maintain a 46% interest and each of the Oshers was issued shares necessary to maintain an 8.8% interest. During 2003, Goldring was issued an aggregate of 3,604,203 shares of our common stock and each of the Oshers was issued an aggregate of 689,444 shares of our common stock pursuant to the anitdilution provision. During 2004, Goldring was issued an aggregate of 9,553,004 shares of our common stock and each of the Oshers was issued an aggregate of 1,827,234 shares of our common stock pursuant to the anitdilution provision. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

      As a result of the Merger of our subsidiary Scores Acquisition Corp. and Aciem Management, Inc., we undertook the obligations of Aciem with respect to debentures that they issued pursuant to Rule 504 of Regulation D of the Securities Act. $89,800 in principal amount of the initial debentures are now convertible into unrestricted shares of our common stock at a conversion price that is the lesser of US$0.10 or 100% of the average of the closing bid price for five trading days immediately prior to closing or 50% of the average for the three lowest closing bid prices in the forty days immediately preceding conversion. $160,200 in principal amount of the Debentures is now convertible into unrestricted shares of our Common Stock at a conversion price $0.01 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

      For the year ended December 31, 2004 (the "2004 Period") and December 31, 2003 (the "2003 Period"), we had revenues of $1,338,629 and $1,450,420, respectively. The decrease in revenues was caused by a decrease in sales in our sublicensed clubs in New York as well as our move in the 2003 Period away from the Diamond Dollars form of licensing, which generated higher revenues, to our current form. Our cost of goods sold for the 2004 Period and 2003 Period was $194,846 and $783,639, respectively. The decrease in cost of goods sold was due to the costs associated with the diamond dollars program, primarily the amortization of that intellectual property in the 2003 Period. We incurred general and administrative expenses of $1,102,218 and $1,260,605 for the 2004 Period and 2003 Period, respectively. The decrease in general and administrative expenses was primarily attributable to costs associated with Go West Entertainment before the unwinding as well as legal and consulting costs related to the unwinding. During the 2004 Period and 2003 Period, we had interest expense of $153,162 and interest income of $22,910, respectively. The change to interest expense from interest income was due to expenses in the 2004 Period incurred in financing activities undertaken by us relating to the issuance of debentures in the 2004 Period. There were no comparable activities in the 2003 Period. For the 2004 Period and 2003 Period respectively, we had a net loss of $111,597, or $.01 per share, and $99,804 or $.02 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of December 31, 2004 we had an accumulated deficit of $3,401,507. As of December 31, 2004, we had total current assets of $1,670,449 and total current liabilities of $573,273 or positive working capital of $1,097,176. As of December 31, 2003, we had total current assets of $454,127 and total current liabilities of $269,221 or working capital of $184,906. The increase in the amount of our working capital is primarily attributable to the increase in our royalty receivable from our sublicensees.

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

      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see note 2 to our consolidated financial statements.

Revenue Recognition

      Revenues for 2004 and 2003 are derived predominately from licensing fees.

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

ITEM 7.  FINANCIAL STATEMENTS

      The financial statements and supplementary data are included beginning immediately following the signature page to this report.




                         Index to Financial Statements

Report of Independent Registered Public Accounting Firm, Radin,
  Glass & Co., LLP ..........................................................F-1

Report of Independent Registered Public Accounting Firm, Sherb & Co., LLP....F-2

Consolidated Balance Sheet as of December 31, 2004...........................F-3

Consolidated Statement of Operations for the years ended December 31, 2004 and December 31, 2003...................................................F-4

Consolidated Statement of Stockholders' Equity for the years ended December
     31, 2004 and December 31, 2003..........................................F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2004 and December 31, 2003...................................................F-6

Notes to Consolidated Financial Statements...................................F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As noted in our Current Report on Form 8-K, filed March 1, 2005, we dismissed our former independent accountants and appointed Sherb & Co., LLP as our independent accountants. During our fiscal years ended December 31, 2003 and 2004, we had no disagreements with our former accountants in any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of our former accountant, would have caused them to make reference to the subject matter of the disagreements in connection with their reports on our financial statements for those years.


ITEM 8A.  CONTROLS AND PROCEDURES.

      Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the our principal executive officer and principal financial officer have concluded that the our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

      During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

      Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

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

                                                                                     Date of
                                                                                    Election or
                                                                                    Appointment
Name                                        Positions Held                 Age      as Director
----                                        --------------                 ---      -----------
Richard K. Goldring      President, Chief Executive Officer, Director      36      December 2000
Elliot Osher             Secretary, Director                               44      September 2002
David Silverman          Treasurer, Chief Financial Officer                38            N/A

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


Board of Directors

      Our directors receive no remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees, including an audit committee, have been appointed to date. As a result, we have not designated any director as an "audit committee financial expert", as that term is defined in the rules of the Securities and Exchange Commission.

Compliance with Section 16(a) of the Exchange Act

      Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Company under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Directors and Officers of the Company were not in timely compliance with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934. [All required Forms 3, 4 and 5 have been filed as of the date of this Report.]

Code of Ethics

      Due to the scope of our current operations, as of December 31, 2004, we have not adopted a Code of Ethics for financial executives, which include our principal executive officer, principal financial officer or persons performing similar functions. Our decision to not adopt such a code of ethics results from our having only a limited number of officers and directors operating as our management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.


ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2004 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2004 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2004 that received annual compensation during the fiscal year ended December 31, 2002 in excess of $100,000.

                           Summary Compensation Table

                              Annual Compensation                                     Long-Term Compensation
                              -------------------                                     ----------------------

                     Fiscal Year
                        Ended                                                     Restricted
Name and               December                             Other      Options/      Stock       LTIP          All Other
Principal Position        31,     Salary        Bonus    Compensation   SARs         Awards     Payouts      Compensation
------------------        ---     ------        -----    ------------   ----         ------     -------      ------------
Richard K. Goldring,     2004    $104,000     0          0            0             0          0           0
Chief Executive          2003    $ 78,000     0          0            0             0          0           0
Officer, President       2002    $135,000     0          0            80,000(1)     0          0           0

-----------------------

      (1) On October 22, 2002, 80,000 stock options were granted to Mr. Goldring each exercisable for the purchase of one share of common stock at a price of $2.80 per share at any time during the period ending on March 31, 2013. Although part of his compensation in 2002, these options were never exercised and have since been cancelled.

                      Option/SAR Grants In Last Fiscal Year
                               (Individual Grants)

                       Number of Securities
                            Underlying             Percent of Total       Exercise or
                       Options/SARs Granted    Options/SARs Granted to    EBase Price
         Name                  (#)            Employees in Fiscal Year    (per share)      Date of Grant   Expiration Date
---------------------------------------------------------------------------------------------------------------------------
Richard Goldring               None                       -                    -                 -                -

Stock Option Plans

      The named executive did not participate in any of our stock option plans during the fiscal year ended December 31, 2004.

Stock Appreciation Rights

      The named executive did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2004.

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

      The named executive did not exercise any stock options or stock appreciation rights from us during the fiscal year ended December 31, 2004.

Long Term Incentive Plan Awards

      We made no long-term incentive plan awards to the named executive officer during the fiscal year ended December 31, 2004.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

      Effective July 1, 2002, we entered into a ten year employment agreement with Richard Goldring our president and chief executive officer. This agreement was in effect until March 31, 2003. The agreement provides for Mr. Goldring to assume primary responsibility for our licensing program. The agreement provided for an initial annual salary of $260,000 which was to increase to $520,000 upon the opening of the Scores West Club as well as other benefits including, but not limited to, travel, automobile and living allowances, bonus eligibility and the right to participate in pension, health, and any other benefit programs which we may institute in the future. We are required by the agreement to obtain and maintain death and disability insurance on Mr. Goldring throughout the term of this agreement in the minimum amount of $5,000,000. The insurance has not yet been obtained by us. We are required by the agreement to apply the insurance proceed to the repurchase of Mr. Goldring's stock in our company following his death or disability, at a 20% discount from market. In the event the discounted value of such stock as at the date of death or disability is less than $1,000,000 Mr. Goldring or his estate, as the case may be, is entitled to receive $1,000,000 of the insurance proceeds. We may terminate the agreement for cause, following the effectiveness of which, Mr. Goldring's right to further compensation under the agreement shall cease. If the agreement is terminated by Mr. Goldring for good reason, or by us without cause, however, Mr. Goldring shall be entitled to receive all remaining base salary then due him under the agreement plus any previously unreimbursed travel, living or car expenses. He shall be further entitled to assume the related death and disability policy. Mr. Goldring may also terminate the agreement without good reason, following the effectiveness of which, his right to further compensation under the agreement shall cease. Notwithstanding the foregoing, in the event Mr. Goldring terminates the agreement without good reason more than three years and less than seven years after July 1, 2002, we shall be obligated to pay Mr. Goldring a $1,000,000 termination fee. Our Employment Agreement with Mr. Goldring was amended effective March 31, 2003 in connection with the Go West "unwinding" transaction to provide for an annual salary of $104,000. All other terms of the Employment Agreement remain in effect.

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

Compensation of Directors

      Our directors receive no compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2004 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Report on Repricing of Options/SARs

      During the fiscal year ended December 31, 2004 we did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 24, 2005 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.



             Name and Address           Shares of Common Stock     Percentage
           of Beneficial Owner            Beneficially Owned      Ownership (1)
           -------------------            ------------------      -------------

Richard K. Goldring                              14,203,807(2)            39.8%
5 Fox Chase Drive
Watchung, NJ 07060
Elliot Osher                                      2,716,678                7.6%
54 Prospect Avenue
White Plains, NY 10606
William Osher                                     2,716,678                7.6%
2955 Shell Road
Brooklyn, NY 11224
David Silverman                                           0%                 0%
158 West 81st Street
New York, NY  10024
All directors and executive officers             19,637,163(2)            55.1%
as a group (2 persons)

(1)   Based upon 35,659,788 shares issued and outstanding as of March 17, 2005.

(2) Includes (i) 180,000 shares owned by Interactive Business Concepts, Inc., a corporation owned by Mr. Goldring and (ii) 1,600 shares owned by Irina Goldring, the wife of Richard Goldring.

Changes in Control

      Not Applicable.

ITEM 12.  RELATED TRANSACTIONS

      On March 31, 2003, we entered into an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher. The purpose of the Agreement was to "unwind" the transaction of March 11, 2002 in which we acquired Go West. We transferred 1,500,000 shares of Go West to Goldring and the Oshers (the "Purchasers"), which constituted all of Go West's outstanding equity securities. The Purchasers transferred back to us the consideration they received when they sold Go West to us, that is 2,000,000 shares of our common stock. The Agreement also has an "antidilution" provision under which, in the event we issue shares of our common stock for any purpose, the Purchasers will be issued that number of additional shares of our common stock necessary for them to maintain collectively a holding of 64.6% of our outstanding common stock. This provision for additional shares is effective for eighteen months years from the date of the Agreement. Goldring will be issued shares necessary for him to maintain a 46% interest and each of the Oshers will be issued shares necessary to maintain an 8.8% interest. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

      On July 1, 2004, we entered into a Sublease Agreement with Go West for the use of 2,400 square feet of office space at 522-535 West 27th Street, New York, New York. The Go West shareholders are Richard Goldring, Elliot Osher and William Osher. For the use of the space, we pay Go West $20,000 on a month-to-month basis that either party can terminate with thirty days' notice.

      On December 31, 2004, we had royalties receivable of $978,918, the majority of which was due from 333 E. 60th Street, Inc. As 333 E. 60th Street, Inc. is under common control with us, we are mindful that those royalties receivable may take on the appearance of a prohibited loan under Section 402 of the Sarbanes-Oxley Act of 2002. We do not believe, however, that this is a prohibited loan as we are seeking to reduce the amount due under this receivable and believe that 333 E. 60th Street, Inc. will significantly reduce this receivable during 2005 as its cash flow allows

ITEM 13.  EXHIBITS

Exhibits

      The following Exhibits are being filed with this Annual Report on Form 10-KSB:




---------------------------------------------------------------------------------------------------------------------
Exhibit
Number         Item
---------------------------------------------------------------------------------------------------------------------
2.1            Agreement and Plan of Reorganization between Olympus M.T.M. Corporation and The Internet Advisory
               Corporation*
---------------------------------------------------------------------------------------------------------------------
2.2            Reorganization Agreement between The Internet Advisory Corporation and Richard Goldring*
---------------------------------------------------------------------------------------------------------------------
2.3            Plan of Reorganization and Disclosure Statement filed in Bankruptcy Court*
---------------------------------------------------------------------------------------------------------------------
2.4            Acquisition Agreement among Scores Holding Company, Inc., Go West Entertainment, Inc. and its
               Shareholders*
---------------------------------------------------------------------------------------------------------------------
2.5            Agreement and Plan of Merger among HEIR Holding Company, Inc., Scores Acquisition Corp. and Scores
               Holding Company, Inc.*
---------------------------------------------------------------------------------------------------------------------
2.6            Acquisition Agreement among Scores Holding Company, Inc., Go West Entertainment, Inc. and its
               Shareholders (the "Unwinding" Transaction)*
---------------------------------------------------------------------------------------------------------------------
10.1           License Agreement between HEIR Holding Company, Inc. and Go West Entertainment, Inc.*
---------------------------------------------------------------------------------------------------------------------
10.2           Amendment to License Agreement dated August 15, 2001*
---------------------------------------------------------------------------------------------------------------------
10.3           Convertible Debenture Purchase Agreement between HEIR Holding Company, Inc. and HEM Mutual Assurance
               Fund, Ltd *
---------------------------------------------------------------------------------------------------------------------
10.4           $1,000,000 Convertible Debenture Issued to HEM Mutual Assurance Fund, Ltd by HEIR Holding Company,
               Inc.*
---------------------------------------------------------------------------------------------------------------------
10.5           Loan Agreement and Promissory Note between Scores Holding Company, Inc. and HEM Mutual Assurance
               Fund, Ltd*
---------------------------------------------------------------------------------------------------------------------
10.6           Promissory Note Issued to HEM Mutual Assurance Fund, Ltd by Scores Holding Company, Inc.*
---------------------------------------------------------------------------------------------------------------------
10.7           Convertible Debenture Purchase Agreement between Scores Holding Company, Inc. and HEM Mutual
               Assurance, LLC*
---------------------------------------------------------------------------------------------------------------------
10.8           Termination Warrant Issued to HEM Mutual Assurance, LLC by Scores Holding Company, Inc.*
---------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------
10.9           Special Registration Rights Agreement between Scores Holding Company, Inc. and HEM Mutual Assurance,
               LLC *
---------------------------------------------------------------------------------------------------------------------
10.10          Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Documents
               among Scores Holding Company, Inc., HEM Mutual Assurance Fund, Ltd and HEM Mutual Assurance, LLC. *
---------------------------------------------------------------------------------------------------------------------
10.11          Intellectual Property Assignment Agreement between Scores Holding Company, Inc. and Scores
               Entertainment, Inc. *
---------------------------------------------------------------------------------------------------------------------
10.14          Warrant to Purchase 70,000 Shares of Common Stock of Scores Holding Company, Inc. *
---------------------------------------------------------------------------------------------------------------------
10.15          Second Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction
               Documents among Scores Holding Company, Inc., HEM Mutual Assurance Fund, Ltd and HEM Mutual
               Assurance, LLC. *
---------------------------------------------------------------------------------------------------------------------
10.16          Collateral Loan Agreement between Scores Holding Company, Inc. and Interauditing, Srl *
---------------------------------------------------------------------------------------------------------------------
10.17          Advisory Agreement Among Maximum Ventures, Inc., Jackson Steinem, Inc. and Scores Holding Company,
               Inc.*
---------------------------------------------------------------------------------------------------------------------
10.18          Employment Agreement Between Scores Holding Company, Inc. and Richard Goldring
---------------------------------------------------------------------------------------------------------------------
10.19          Option Agreement Between Scores Holding Company, Inc. and Richard Goldring *
---------------------------------------------------------------------------------------------------------------------
10.20          Option Agreement Between Scores Holding Company, Inc. and Elda Auerback *
---------------------------------------------------------------------------------------------------------------------
10.21          Promissory Note for $250,000 Issued by Scores Holding Company, Inc. to Arnold Feldman *
---------------------------------------------------------------------------------------------------------------------
10.22          Secured Promissory Note Issued by Go West Entertainment, Inc. to Scores Holding Company, Inc. *
---------------------------------------------------------------------------------------------------------------------
10.23          Master License Agreement between Scores Holding Company, Inc. and Entertainment Management Systems,
               Inc. *
---------------------------------------------------------------------------------------------------------------------
10.24          Revised Employment Agreement Between Scores Holding Company, Inc. and Richard Goldring *
---------------------------------------------------------------------------------------------------------------------
10.25          Amendment to Intellectual Property Agreement between Scores Holding Company, Inc. and Scores
               Entertainment, Inc. *
---------------------------------------------------------------------------------------------------------------------
10.26          Loan Modification Agreement between Scores Holding Company, Inc. and HEM Mutual Assurance Fund
               Limited *
---------------------------------------------------------------------------------------------------------------------
10.27          Agreement and Plan of Merger, dated August 12, 2004, between SCRH Acquisition Corp. and Aciem
               Management, Inc. *
---------------------------------------------------------------------------------------------------------------------
10.28          Sublicense Agreement, dated June 13, 2003, between Entertainment Management Services, Inc. and Stone
               Park Entertainment
---------------------------------------------------------------------------------------------------------------------
10.29          Sublicense Agreement, dated February 27, 2004, between Entertainment Management Services, Inc. and
               Club 2000 Eastern Avenue, Inc.
---------------------------------------------------------------------------------------------------------------------
10.30          Sublicense Agreement between Entertainment Management Services, Inc. and SMG Entertainment, Inc.
---------------------------------------------------------------------------------------------------------------------
10.31          Sublicense Agreement, dated July 27, 2004, between Entertainment Management Services, Inc. and DBD
               Management, Inc.
---------------------------------------------------------------------------------------------------------------------
10.32          Sublicense Agreement, dated March 31, 2003, between Entertainment Management Services, Inc. and Go
               West Entertainment, Inc.
---------------------------------------------------------------------------------------------------------------------
16             Letter, dated February 28, 2005, from Radin, Glass & Co., LLP (15)
---------------------------------------------------------------------------------------------------------------------
21             Subsidiaries - As of March 24, 2005, we had  three subsidiaries: Scores Licensing Corp., Scores
               Acquisition Corp. and Aciem Management, Inc.
---------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------
31.1           Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
---------------------------------------------------------------------------------------------------------------------
31.2           Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
---------------------------------------------------------------------------------------------------------------------
32.1           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------------------------------------------------------------------------------------------------
32.2           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------------------------------------------------------------------------------------------------

*     Previously filed.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.


(1)   Audit Fees

The aggregate fees billed for professional services rendered by Radin, Glass & Co., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $26,200 and $15,000, respectively.

(2)   Audit Related Fees

The aggregate fees billed for professional services rendered by Radin, Glass & Co., LLP for audit related fees for fiscal years 2004 and 2003 were $15,000 and $14,000, respectively.


(3)   Tax Fees

The aggregate fees billed for professional services rendered by Radin, Glass & Co., LLP for the preparation of the registrant's tax returns, including tax planning for fiscal years 2004 and 2003 were $5,000 and $5,000, respectively.

(4)   All Other Fees

No other fees were paid to Radin, Glass & Co., LLP for fiscal years 2004 and 2003.

(5)   Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Radin, Glass & Co., LLP for fiscal years 2004 and 2003.

(6) Audit Work Attributed to Persons Other than Radin, Glass & Co., LLP's Full-time, Permanent Employees.

Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2005                   SCORES HOLDING COMPANY INC.



                                        By: /s/ Richard K. Goldring
                                           ------------------------------------
                                            Richard K. Goldring
                                            Chairman, Chief Executive Officer,
                                            President and Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                     TITLE                      DATE
              ---------                     -----                      ----

/s/ Richard K. Goldring     Chairman, President and Chief         April 15, 2005
-----------------------     Executive Officer

/s/ David Silverman         Treasurer , Chief Financial and       April 15, 2005
-----------------------     Accounting Officer


Board of Directors

/s/ Richard K. Goldring     Director                              April 15, 2005
-----------------------

/s/ Elliot Osher            Director                              April 15, 2005
-----------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------



                                                                  March 11, 2004

To the Board of Directors and Shareholders
Scores Holding Company, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of Scores Holding Company, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scores Holding Company, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.



                                                   Radin Glass & Co., LLP
                                                   Certified Public Accountants
                                                   New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------



                                                                  March 17, 2005

To the Board of Directors and Shareholders
Scores Holding Company, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of Scores Holding Company, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scores Holding Company, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.



                                                   Sherb & Co., LLP
                                                   Certified Public Accountants
                                                   New York, New York

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                December 31,
                                                                    2004
                                                                ------------
                                     ASSETS

CURRENT ASSETS:
Cash                                                            $        173
Notes Receivable - current portion -related party                    699,013
Royalty Receivable                                                   971,263
                                                                ------------
   Total Current Assets                                            1,670,449

FURNITURE AND EQUIPMENT, NET                                          18,763

INTANGIBLE ASSETS, NET                                               165,750

NOTES RECEIVABLE - long term - related party                       1,074,017

                                                                ------------
                                                                $  2,928,979
                                                                ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                          $    280,024
 Related party payable                                                28,760
 Notes Payable                                                        79,889
 Convertible Debentures, Net of Discount                             184,600
                                                                ------------
   Total Current Liabilities                                         573,273

LONG TERM DEBT                                                        34,738

COMMITMENTS & CONTINGENCIES                                               --

STOCKHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 10,000,000 shares
   authorized, -0- issued and outsatanding                                --
Common stock, $.001 par value; 500,000,000 shares authorized,
   30,876,046 and 10,109,574 issued and outstanding,
   respectively                                                       30,877
 Additional paid-in capital                                        5,691,598
 Accumulated deficit                                              (3,401,507)
                                                                ------------
   Total Stockholder's equity                                      2,320,968
                                                                ------------
                                                                $  2,928,979
                                                                ============


                See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Year Ended December 31,
                                      ----------------------------
                                          2004            2003
                                      ------------    ------------
Royalty Revenue                       $  1,239,693    $  1,450,420
Merchandise Revenue                         98,936              --
                                      ------------    ------------
Net Sales                                1,338,629       1,450,420

COST OF GOODS SOLD                         194,846         783,639
                                      ------------    ------------

GROSS PROFIT                             1,143,783         666,781

GENERAL AND ADMINISTRATIVE EXPENSES      1,102,218       1,260,605
                                      ------------    ------------

NET INCOME (LOSS) FROM OPERATIONS           41,565        (593,824)

OTHER INCOME                                    --          13,140
GAIN ON SETTLEMENT OF DEBT                                 457,970
INTEREST INCOME (EXPENSE )                (153,162)         22,910
                                      ------------    ------------


NET LOSS BEFORE INCOME TAXES              (111,597)        (99,804)

PROVISION FOR INCOME TAXES                      --              --
                                      ------------    ------------

NET LOSS                              $   (111,597)   $    (99,804)
                                      ============    ============

NET LOSS PER SHARE                    $      (0.01)   $      (0.02)
                                      ============    ============


WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING                           15,279,643       5,369,504
                                      ============    ============

                See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY



                                                                    Common Stock        Additional                       Total
                                                            --------------------------    Paid in      Accumulated    Stockholders
                                                              Shares          Amount      Capital        Deficit         Equity
                                                            -----------    -----------  -----------    -----------    ------------
Balance as of December 31, 2002                               4,274,857    $     4,475  $ 3,808,909    $(3,190,106)   $   623,278
                                                            -----------    -----------  -----------    -----------    -----------

GoWest unwinding agreement                                   (2,000,000)        (2,000)      (8,000)                       (10,000)

Correction to 2002                                                                (200)         200                            --

Rescinded shares                                                 (4,000)            (4)      (8,996)                        (9,000)

Contribution of services                                                                    455,000                        455,000

Conversion of debentures                                      2,590,462          2,590      551,504                        554,094

Issuance of shares for services                                 265,164            265      302,122                        302,387

Issuance of shares according to the anti-dilution agreement   4,983,091          4,983       (4,983)                            --

Issuance of warrants for debt converted                                                       7,000                          7,000

Net loss                                                                                                   (99,804)        (99,804)
                                                            -----------------------------------------------------------------------

Balance as of December 31, 2003                              10,109,574    $    10,110  $ 5,102,756    $(3,289,910)   $  1,822,956
                                                            -----------------------------------------------------------------------

Issuance of shares for services                               3,160,000          3,160      290,840                        294,000

Issuance of shares according to the anti-dilution agreement   13,207,474        13,207      (13,207)                            --

Conversion of debentures                                      4,398,998          4,399       61,210                         65,609

Beneficial conversion - Debentures                                                          250,000                        250,000

Net income (loss)                                                                                         (111,597)       (111,597)
                                                            -----------------------------------------------------------------------

Balance as of December 31, 2004                              30,876,046    $    30,877  $ 5,691,598    $(3,401,507)   $ 2,320,968
                                                            =======================================================================

                See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                                   2004             2003
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                      $   (111,597)   $    (99,804)

Adjustments to reconcile net loss to net cash provided by (used) in operating activites:
  Depreciation & Amortization                                                         35,000         831,852
  Valuation of beneficial conversion                                                 250,000              --
  Gain on settlement of debt                                                              --        (457,970)
  Contributed services                                                                    --         455,000
  Common stock and warrants issued for services                                      294,000         302,387
  Returned shares for new debt terms                                                      --          (9,000)
  Write off of intangible                                                                 --           9,814
  Prepaid expenses                                                                  (692,278)       (263,873)
  Inventory                                                                           12,555         (12,555)
  Interest receivable                                                               (111,038)        (84,381)
  Accounts payable and accrued expenses                                               87,074        (410,121)
                                                                                ------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (236,284)        261,349
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Transfers of capital expenditures                                                       --         685,388
  Note receivable                                                                     40,000      (1,616,263)
  Security deposits                                                                       --       1,007,507
                                                                                ------------    ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                             40,000          76,632
                                                                                ------------    ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Issuance of Debentures                                                             250,000
  Related party payable                                                               12,460        (204,217)
  Prepetition long term debt                                                              --         (10,007)
  Repayment of notes payable                                                         (66,012)       (151,866)
                                                                                ------------    ------------


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                     196,448        (366,090)
                                                                                ------------    ------------

NET (DECREASE) INCREASE IN CASH                                                          164         (28,109)

CASH, beginning of the year                                                                9          28,118
                                                                                ------------    ------------

CASH, end of the year                                                           $        173    $          9
                                                                                ============    ============


Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                                        $     13,852    $     23,335
  Cash paid during the year for taxes                                                  7,155              --
Non cash financing activities:
  Common stock issued for services                                              $    290,840    $    302,387
  Common stock issued in connection with debenture conversion                         65,400         554,094
  Contribution of services                                                                --         455,000
  Beneficial conversion                                                              250,000


                See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED DECEMBER 31, 2004


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

The Company records its inventory at the lower of cost or market on a first-in first-out "FIFO" basis.

Leasehold Improvements and Equipment

Leasehold improvements and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred. Depreciation is provided for over the estimated useful lives of the individual assets using straight-line methods.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2004, the Company believes that there has been no impairment of long-lived assets.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses, notes receivable and notes payable approximate fair value, based on the short-term maturity of these instruments.

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


If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

----------------------------------------------------------------------
                                             For the year ended
                                                 December 31,
----------------------------------------------------------------------
                                            2004             2003
                                            ----             ----
----------------------------------------------------------------------
Net loss available to common
shareholders, as reported                $(111,597)      $  (99,804)
----------------------------------------------------------------------
Deduct: Stock-based compensation, net
of tax                                         -                -
                                               -                -
----------------------------------------------------------------------
Net loss available to common
shareholders, pro-forma                  $(111,597)      $ (99,804)
                                         ==========      ==========
----------------------------------------------------------------------

----------------------------------------------------------------------
Basic earnings per share:
----------------------------------------------------------------------
                          As reported -  $   (.01)       $   ( .02)
----------------------------------------------------------------------
                            Pro-forma -  $   (.01)       $    (.02)
----------------------------------------------------------------------


The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

We have recorded no compensation expense for stock options granted to employees during the year ended December 31, 2004 and 2003.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

-------------------------------------------------------------------------------
                                 For the year ended December 31,
-------------------------------------------------------------------------------
                                          2004                    2003
                                          ----                    ----
-------------------------------------------------------------------------------
        Risk free interest rate           3.75%                  4.27%
-------------------------------------------------------------------------------
        Expected life                   8.5 years              9.5 years
-------------------------------------------------------------------------------
        Dividend rate                     0.00%                  0.00%
-------------------------------------------------------------------------------
        Expected volatility               100%                     50%
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $4,374,000, which begin to expire in the year 2020. The related deferred tax asset of approximately $1,457,000 has been offset by a valuation allowance. The Company's net operating loss carryforwards have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

------------------------------------------------------------------------------
                                                2004                 2003
                                                ----                 ----
------------------------------------------------------------------------------
Deferred tax assets:
------------------------------------------------------------------------------
Net operating loss carryforward             $ 1,457,000          $ 1,452,000
------------------------------------------------------------------------------
Less valuation allowance                     (1,457,000)          (1,452,000)
------------------------------------------------------------------------------
Net deferred tax asset                      $        --          $        --
------------------------------------------------------------------------------


The reconciliation of the Company's effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2004 and 2003, as a result of the following:

----------------------------------------------------------

-----------------------------------------------------------------------------
                                              2004              2003
                                              ----              ----
-----------------------------------------------------------------------------
Tax benefit at statutory rate                 $   (38,000)       $  (34,000)
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Non deductible expenses - equity                       --                --
-----------------------------------------------------------------------------
Temporary timing differences                      (38,000)         (575,000)
-----------------------------------------------------------------------------
Permanent timing differences                       85,000
-----------------------------------------------------------------------------
Sale of subsidiary                                     --           575,000
-----------------------------------------------------------------------------
State tax, net of federal benefit                  (4,000)           (4,000)
-----------------------------------------------------------------------------
Change in valuation allowance                      (5,000)           38,000
-----------------------------------------------------------------------------
                                              $        --        $       --
-----------------------------------------------------------------------------


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

Reverse Stock Split

All per share data, common stock amounts presented and common stock equivalents have been adjusted retroactively for the 5 to 1 reverse stock split recorded in December 2003.

Concentration of Credit Risk

Currently, the Company earns royalties and merchandise revenues from four entertainment clubs, only one is unrelated from management of the Company. The fees earned and merchandise sales from the unrelated club based in Chicago was $112,000, which there is $234 due and outstanding as of December 31, 2004. The fees earned and merchandise sales from the three related entertainment clubs based in New York and Florida was $1,226,000, which there was $971,029 due and outstanding as of December 31, 2004.

New Accounting Pronouncements

FASB 151 - Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary asstes. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similiar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management believes the effects of adopting this revision to FASB 123, will approximate recording those amounts currently reported as compensation herein on a pro-forma basis as allowed under FASB 123.


Note 3. Furniture and Equipment

At December 31, 2004, furniture and equipment consist of the following:

                                                                    2004
                                                                --------------

           Furniture & Equipment                                $     50,000
           Less:  accumulated depreciation                           (31,237)
                                                                --------------

                                                                $     18,763
                                                                ==============

Furniture and equipment are depreciated over 5 years. Depreciation expense for the year ended December 31, 2004 and 2003 was $10,000 and $10,000 respectively.


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

If this "Go West unwinding transaction" had occurred on January 1, 2003, the pro-forma Net sales would have been $291,398 lower or $1,159,022 and the pro-forma general and administrative expenses would have been $308,822 lower or $1,046,741. The pro-forma net loss from operations would be $638,761 if the Go West transaction had occurred on January 1, 2003.



Note 5. Intangible Assets

a. Trademark

In connection with the acquisition of HEIR, as discussed above, the Company acquired the trademark to the name"SCORES". This trademark had a recorded value of $250,000. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. The Company recorded $25,000 in 2004 and $25,000 of amortization expense, in 2003. Amortization of this intangible will continue at $25,000 a year over its useful life.

b. Intellectual Property Rights

In July 2002, the Company acquired certain intellectual property rights from the related showcase adult club "SEI" representing its Diamond Dollar program, as further discussed above under related party transactions. These intellectual property rights have been valued and recorded at $1,231,442. This intangible asset is being amortized over 16 months, the remaining term of the leased facility by SEI. The Company recorded $770,652 for the year ended December 31, 2003 relating to this intangible asset.

Note 6. Notes Payable and Convertible Debenture


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

In August 2002, the Company entered into two $1,000,000 convertible debentures financing arrangements, which are described as follows:

      - The debentures mature on August 6, 2007 and bear interest at 1% per annum and accrue until paid.
      - The debenture are convertible at the option of the holder into common stock at the lesser of (a) $1.15 or 65% of the average of the closing bid prices for the five trading days prior to the conversion date or 50% of the average of the three lowest closing bid prices for the forty trading days prior to the conversion date.
      - The Company may redeem the outstanding debentures at any time for a price of 140% of the unconverted amount of the debentures plus accrued interest.
      - A termination warrant for 125,000 shares of stock with and exercise price of $.05.
      - In the event of a default the interest rate shall increase to 15% per annum.

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


The Company made November and December payments as discussed above. Interest expense on the above transactions, including the valuation of the beneficial conversion features and prepayment penalties applied amounted to $1,301,255 for the year ended December 31, 2002. The Company has recorded $132,500 of financing costs related to this financing, which is to be amortized over 60 months, the original maturity terms of this financing arrangement. Amortization expense recorded for these financing costs during 2003 was $26,500.

On February 25, 2003 the Company entered into a "Second Modification of Loan and Convertible Debenture Purchase Agreements" ("SMA"), agreeing that the remaining outstanding principal would be $1,110,000 as of February 25, 2003. The terms of such SMA merely revert back to the original agreements dated and executed August 2002.

On December 16, 2003 the Company entered into a "Loan Agreement Modification" whereby the remaining loan balance of $559,000 was forgiven for the issuance of 20,000 warrants with an exercise price of 75% of the three lowest closing bid prices per share of the Companys common stock during the forty trading days immediately preceding the date of the conversion for a term of three years. The 20,000 warrants were valued at $7,000 using the Black-Scholes method. The remaining balance of the $552,000 debt forgiven was allocated as a gain on the settlement of such debt net of the write off of the remaining $95,000 of related capitalized financing costs.

b. The terms of the $230,000 convertible debentures "Debenture A", issued in August 2004, are as follows:

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

The terms of the $20,000 convertible debenture "Second Debenture", issued in August 2004, are as follows:

      -     The debenture can be converted into $.01 per share.

The terms of the $250,000 contingent convertible debentures "Debenture B", issued in August 2004, are as follows:

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

Pursuant to the terms of these debenture agreements approximately 60,000,000 shares of common stock has been placed in escrow as for the conversion of such debentures.

There was $65,609 converted from such debentures, including interest accrued, during 2004 for the issuance of 4,398,998 shares of common stock.

The terms of antidilution agreement with the major shareholders were extended as part of the execution of these debentures issued in August 2004.

c. Notes Payable

In the fourth quarter of 2002, the Company borrowed $200,000 from one individual bearing interest at 8% per annum. The $200,000 was convertible into common stock at an exercise price equal to 70% of the average of the three lowest trading prices of common stock during the 40 day period immediately preceding the conversion date. In addition the note holder was to receive 4,000 shares of common stock for deferring the interest payment until the earlier of the opening of the adult club or June 2003. These shares were valued at $11,200, the share price at the date of the execution of the note agreement. The beneficial conversion feature was valued at $200,000, which was the maximum allowable value to record. This note payable was amended in March 2003 to rescind the 4,000 shares issued and the beneficial conversion feature to be repaid $15,000 monthly commencing March 2003. The loan was repaid in August 2003.

Another $125,000 from another individual bearing interest at 10% per annum payable in equal monthly installments with interest commencing April 1, 2003. The Company borrowed another $100,000 from this individual during 2003. The total debt to this individual was $225,000 and is repayable over 36 months in equal installments commencing in May of 2003. The balance owed to this individual at December 31, 2004 is $114,627.

Note 7. Equity Transactions

a. In March 2003, the Company issued 110,201 shares of common stock in exchange for the conversion of $80,000 of debenture principal and $494 of interest.

b. In March 2003, the Company issued 55,164 shares of common stock in connection with the advisory agreement with Maximum Ventures, Inc. and Jackson Steinhem, Inc. These shares were valued at $113,087 and expensed.

c. In March 2003, the Company received 2,000,000 shares in connection with the unwinding agreement with Go West, Inc.

d. In March 2003, the Company renegotiated the terms of certain debts to an individual, which resulted in 4,000 shares being returned to treasury. Such shares returned were recorded as other income at the market value $2.25 per share or $9,000 upon entering into the new debt agreement.

e. The salaries accrued pursuant to the employment agreements for the officers of $455,000 since July 2002, which have either been reduced or eliminated for the Go West divestiture have been recorded as a contribution to capital pursuant to Topic 5T of the staff accounting bulletins. These officers are also shareholders of the Company.

f. In March 2003, following approval by our board of directors and stockholders holding a majority of our outstanding voting shares, we amended our articles of incorporation to increase our authorized capital stock from 50,000,000 shares of common stock, $.001 par value per share to 500,000,000 shares of common stock, $.001 par value per share and 10,000,000 shares of preferred stock,$.0001 par value per share. The shares of preferred stock shall be undesignated and maybe issued from time to time in one or more series pursuant to a resolution or resolutions providing for such issuance and duly adopted by our board of directors. The board of directors is further authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any series of preferred stock.

g. In May and June of 2003, the Company issued 60,000 and 90,000 shares of common stock in exchange for legal services, respectively. The Company recorded $66,000 and $99,000 of legal expenses associated with the services rendered.

h. In June of 2003, the Company issued 238,832 shares of common stock in exchange for the conversion of $100,000 of debenture principal and $309 of interest.

i. In August and September of 2003, the Company issued 589,351 and 918,688 shares of common stock, respectively, in exchange for the conversion of $107,658 and $144,645 of debenture principal, respectively, and $477 and $1,427 of interest, respectively.

j. In September 2003, the Company issued 60,000 shares of common stock in exchange for $60,000 of legal services.

k. In October 2003, the Company issued 267,750 and 267,745 shares of common stock, respectively, in exchange for the conversion of $42,088 and $42,086 of debenture principal, respectively, and $484 and $485 of interest, respectively.

l. In November 2003, the Company issued 197,895 shares of common stock in exchange for the conversion of $33,523 of debenture principal and $416 of interest.

m. In March 2003, June 2003, September 2003 and December 2003, the Company issued 282,535, 679,388, 2,739,750 and 1,281,418 shares of common stock, respectively, in accordance with the anti-dilution provisions in the unwinding agreement or a total of 4,983,091 shares.

n. In March 2004, the Company issued 750,000 shares of common stock in exchange for $147,500 of consulting services.

o. In April 2004, the Company issued 180,000 shares of common stock in exchange for $30,000 of legal services.

p. In June 2004, the Company issued 100,000 shares of common stock in exchange for $9,750 of consulting services.

q. In July 2004, the Company issued 330,000 shares of common stock in exchange for $33,000 of legal services.

r. On August 12, 2004, the Company entered into a merger agreement with Aciem Management, Inc., a New York Corporation. ("ACMI") As a result of the merger, ACMI became a wholly-owned subsidiary of the Company and all outstanding shares of ACMI's capital stock held by its sole stockholder, a former officer, were converted into shares of the Company's common stock. ACMI is a private, development stage company formed to provide operational support to owners of adult entertainment clubs. ACMI had no operations to the date of the merger. ACMI had $250,000 in cash and $250,000 in debentures as of August 12, 2004. Prior to the merger, ACMI entered into a Convertible Debenture Purchase agreement dated August 12, 2004 with HEM Mutual Assurance LLC and Highgate House LLC, pursuant to which it sold and issued convertible debentures to HEM and Highgate in an aggregate principal amount of up to $500,000 in a private placement, only $250,000 was actually funded with cash. Indirectly, the managing member of Highgate, via another limited liability company, is a member of outside legal counsel to the Company. Four debentures in the aggregate principal amount of $250,000 were issued for gross proceeds of $250,000 in cash and two additional debentures in the aggregate principal amount of $250,000 were issued in exchange for two promissory notes from HEM and Highgate in the principal amount of $250,000. Such $250,000 of promissory notes have not been recorded as an asset as collectibility is not assured, in addition the $250,000 was due upon culminating the merger with the Company on August 12, 2004 and payable at the option of HEM and/or Highgate. The Company has yet to receive such monies as of March 17, 2005. As a result of the merger, the Company has assumed the rights and obligations of ACMI in the private placement, including the gross proceeds raised through the sale of the Debentures, the note issued by HEM and Highgate to ACMI, and ACMI's obligations under the Debentures and the Purchase Agreement. The $230,000 principal amount of the debentures is now convertible into unrestricted shares of common stock. $20,000 in principal amount of the initial debentures is now convertible into unrestricted shares of common stock at conversion price of $0.01 per share. The $250,000 contingent debenture, which such monies have yet to be received, may not be converted, does not accrue interest, and is not subject to repayment at maturity unless (i) HEM and Highgate elect to fund the contingent debenture; (ii) a sufficient number of shares of common stock are then held in escrow to cover at least 200% of the number of shares that would then be necessary to satisfy the full conversion of all then outstanding converted debentures; and (iii) the Note has been paid in full by HEM and Highgate. See Note 6(b) above for the conversion terms and beneficial conversion recorded.

s. In September 2004, the Company issued 500,000 shares of common stock in exchange for $22,750 of consulting services.

t. In September 2004, the Company issued 300,000 shares of common stock in exchange for $25,000 of legal services.

u. In March 2004, June 2004, September 2004 and December 200, the Company issued 1,310,450, 489,224, 1,974,400 and 9,433,400 shares of common stock, respectively, in accordance with the anti-dilution provisions in the unwinding agreement or a total of 13,207,474 shares.

v. In October 2004, the Company issued 1,000,000 shares of common stock in exchange for $26,000 of consulting services.

w.    In October 2004, the Company issued 626,387, 626,413, 802,301 and 835,731 shares ofcommon stock, respectively, in exchange for the conversion of $11,250, $11,250, $14,400 and $15,000 of debenture principal, respectively, and $25, $25, $41 and $43 of interest, respectively.

x. In December 2004, the Company issued 804,340 and 703,826 shares of common stock, respectively, in exchange for the conversion of $7,200 and $6,300 of debenture principal, respectively, and $39 and $34 of interest, respectively.

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

Stock option activity for the two years ended December 31, 2004 is summarized as follows:

                                                               Weighted
                                                               Average
                                         Shares             Exercise Price
                                     ----------------     -------------------
  Outstanding at December 31, 2002       85,000           $      2.80
                                     ----------------     -------------------

     Granted                                 -                    -
     Exercised                               -                    -
     Expired or cancelled                    -                    -
                                     ----------------     -------------------
  Outstanding at December 31, 2003       85,000           $      2.80
                                     ================     ===================



     Granted                                 -                    -
     Exercised                               -                    -
     Expired or cancelled                 85,000                 2.80
                                     ----------------     -------------------
  Outstanding at December 31, 2004          -             $       -
                                     ================     ===================

Information, at date of issuance, regarding stock option grants for the year ended December 31, 2004, there were no options issued in 2004:

                                                                   Weighted            Weighted
                                                                    Average            Average
                                                                   Exercise              Fair
                                                  Shares             Price              Value
                                              ---------------    --------------     ---------------
Year ended December 31, 2004:
   Exercise price exceeds market price              -            $     -            $     -
   Exercise price equals market price               -                  -                  -
   Exercise price is less that market price         -                  -                  -


Note 10.      Commitments & Contingencies

The Company reduced the office space being leased pursuant to the terms of the Plan. Future lease commitments are as follows:


                     2005                 $240,000
                     2006                 $240,000
                     2007                 $240,000
                     2008                 $240,000



      Rent expense for the year ended December 31, 2004 and 2003 was $120,000 and $87,500 respectively. In connection with the unwinding agreement, the Company was not responsible for the rent expense in connection with the West side club after March 31, 2003. In June 2004, the Company signed a lease with Go West Entertainment for office space located at 533-535 West 27th Street, New York, NY.


      The salaries accrued pursuant to the employment agreements for the officers of $455,000 which have been reduced or eliminated for the Go West divestiture have been recorded as a contribution to capital pursuant to Topic 5T of the staff accounting bulletins.

      Effective March 31, 2003, the employment agreement has been amended to provide an annual salary of $104,000. All other terms will remain in effect. Go West will pay our accrued obligation of unpaid salary.


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

The common stock issued under this advisory agreement as of Dectember 31, 2003 was 55,164 shares, which was valued at $113,087, the fair market value of such stock on the issue date.


Note 12 - Sublicense agreements

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

Effective February 2004, EMS entered into a license agreement with CLUB 2000 Eastern Avenue, Inc. Club 2000 received the right and license to use the Scores Trademark in connection with the operation of their location in Baltimore, Maryland. Club 2000 agreed to pay EMS a license fee of 4.99% of gross revenues or $1,000 per week, whichever is greater. All of these royalties paid to EMS will be paid to us under the Master License Agreement. As of 04/15/05, Club 2000 is still under construction and operations have not commenced.

Effective July 2004, EMS entered into a license agreement with DBD Management, Inc. DBD Management, Inc. received the right and license to use the Scores Trademark in connection with the operation of their location in Fort Lauderdale, Florida. DBD Management agreed to pay EMS a license fee of 4.99% of gross revenues or $4,000 per week, whichever is greater. All of these royalties paid to EMS will be paid to us under the Master License Agreement. Operations commenced on October 16, 2004 and royalties are due 121 days after operations commenced.

Effective October 2004, EMS entered into a license agreement with DDII, LLC. DDII, LLC, received the right and license to use the Scores Trademark in connection with the operation of their location in Las Vegas, Nevada. DDII, LLC, agreed to pay EMS a license fee of 4.99% of gross revenues or $10,000 per week, whichever is greater, on revenues up to $400,000 per week. On gross revenues greater than $400,000 per week, DDII, LLC agreed to pay EMS a license fee of 6%. After year 4, the minimum per week will increase to $15,000 per week, and for years 5 and 6 of the agreement, the minimum will increase to $20,000 per week. Following year 6, the license fee will increase to 6% of gross revenues. All of these royalties paid to EMS will be paid to us under the Master License Agreement. As of 04/15/05, DDII, LLC is still under construction and operations have not commenced.

Effective January 2005, EMS entered into a license agreement with SMG Entertainment Inc. SMG Entertainment received the right and license to use the Scores Trademark in connection with the operation of their location in Miami, Florida. SMG agreed to pay EMS a license fee of 4.99% of gross revenues over $1.5 million. All of these royalties paid to EMS will be paid to us under the Master License Agreement. SMG Entertainment, Inc. commenced operations on March 1, 2005. SMG will begin paying the license fee after 121 days of operations. The Directors of the Company have an ownership percentage in SMG Entertainment, Inc.