Form 10QSB
period 2005-03-31
SCORES HOLDING CO INC
filed 2005-05-16
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


                   533-535 WEST 27TH ST., NEW YORK, NY 10001
                    (Address of principal executive offices)

                                 (212) 868-4900
                           (Issuer's telephone number)

   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                         44,054,488 AS OF MARCH 31, 2005

   Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

                           SCORES HOLDING COMPANY INC.
                                 MARCH 31, 2005
                         QUARTERLY REPORT ON FORM 10-QSB

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




                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS PAGE

Consolidated Balance Sheets as of March 31, 2005 (unaudited) and
December 31, 2004                                                            3

Consolidated Statements of Operations for the three months ended
March 31, 2005 and 2004 (unaudited)                                          4

Consolidated Statements of Cash Flows for the three months ended
March 31, 2005 and 2004 (unaudited)                                          5

Notes to Consolidated Financial Statements (unaudited)                       6

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                  March 31,     December 31,
                                                                    2005            2004
                                                                ------------    ------------

                                ASSETS
CURRENT ASSETS:
Cash                                                            $        173    $        173
Notes Receivable - current portion -related party                    821,365         699,013
Royalty Receivable                                                 1,099,807         971,263
                                                                ------------    ------------
Total Current Assets                                               1,921,345       1,670,449

FURNITURE AND EQUIPMENT, NET                                          16,263          18,763

INTANGIBLE ASSETS, NET                                               159,500         165,750

NOTES RECEIVABLE - long term - related party                         979,250       1,074,017

                                                                ------------    ------------
                                                                $  3,076,358       2,928,979
                                                                ============    ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                           $    355,583    $    280,024
Related party payable                                                 29,660          28,760
Notes Payable                                                         88,877          79,889
Convertible Debentures, Net of Discount                              145,800         184,600
                                                                ------------    ------------
Total Current Liabilities                                            619,920         573,273

LONG TERM DEBT                                                            --          34,738

COMMITMENTS & CONTINGENCIES                                               --              --

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 10,000,000 shares
      authorized, -0- issued and outsatanding                             --              --
Common stock, $.001 par value; 500,000,000 shares authorized,
44,054,480 and 30,876,046 issued and outstanding,
respectively                                                          44,054          30,877
Additional paid-in capital                                         5,717,490       5,691,598
Accumulated deficit                                               (3,305,106)     (3,401,507)
                                                                ------------    ------------
Total Stockholder's equity                                         2,456,438       2,320,968
                                                                ------------    ------------
                                                                $  3,076,358    $  2,928,979
                                                                ============    ============

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three months ended March 31,
                                      ---------------------------
                                          2005           2004
                                      ------------   ------------
Royalty Revenue                       $    305,866   $    295,727
Merchandise Revenue                         25,955         25,199
                                      ------------   ------------
Net Sales                                  331,821        320,926

COST OF GOODS SOLD                          26,582         21,643
                                      ------------   ------------

GROSS PROFIT                               305,239        299,283

GENERAL AND ADMINISTRATIVE EXPENSES        226,676        228,249
                                      ------------   ------------

NET INCOME (LOSS) FROM OPERATIONS           78,563         71,034

INTEREST INCOME (EXPENSE )                  22,838         28,285
                                      ------------   ------------


NET LOSS BEFORE INCOME TAXES               101,401         99,319

PROVISION FOR INCOME TAXES                   5,000          5,000
                                      ------------   ------------

NET INCOME                            $     96,401   $     94,319
                                      ============   ============

NET INCOME PER SHARE                  $       0.00   $       0.01
                                      ============   ============


WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                             36,996,168     10,338,521
                                      ============   ============

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Three months ended March 31,
                                                                                    2005            2004
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $     96,401    $     94,319

Adjustments to reconcile net loss to net cash provided by (used) in operating activites:
Depreciation & Amortization                                                            8,750           8,750
Common stock and warrants issued for services                                             --         147,500
Prepaid expenses                                                                    (128,554)       (245,331)
Inventory                                                                                 --         (34,387)
Interest receivable                                                                  (27,585)        (28,285)
Accounts payable and accrued expenses                                                 75,838          28,689
                                                                                ------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   24,850         (28,745)
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH PROVIDED BY FINANCING ACTIVITIES:
Related party payable                                                                    900          53,886
Repayment of notes payable                                                           (25,750)        (17,410)
                                                                                ------------    ------------


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                     (24,850)         36,476
                                                                                ------------    ------------

NET (DECREASE) INCREASE IN CASH                                                           --           7,731

CASH, beginning of the period                                                            173               9
                                                                                ------------    ------------

CASH, end of the period                                                         $        173    $      7,740
                                                                                ============    ============


Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                          $      3,290    $      4,372
Cash paid during the year for taxes                                                    5,905              --
Non cash financing activities:
Common stock issued for services                                                $         --    $    147,500
Common stock issued in connection with debenture conversion                            4,782              --

                  Scores Holding Company Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements


PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements


Note 1:       Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.



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


                                           For the three months ended
                                           --------------------------
                                                  March 31,
                                                  ---------

                                              2005           2004
                                          ------------   ------------
Net income (loss) available to common
shareholders, as reported                 $     96,401   $     94,319
Deduct: Stock-based compensation, net
of tax                                              --             --
                                          ------------   ------------
Net income (loss) available to common
shareholders, pro-forma                   $     96,401   $     94,319
                                          ============   ============

Basic earnings (loss) per share:
                          As reported -   $        .00   $        .01
                            Pro-forma -   $        .00   $        .01

Diluted earnings (loss) per share
                  As reported -           $        .00   $        .01
                  Pro-forma -             $        .00   $        .01

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

We have recorded no compensation expense for stock options granted to employees during three ended March 31, 2005 and 2004, respectively.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model. No assumptions have been made therefore there are no disclosures.






Note 3:       Equity Transactions



In January, February & March 2005, the Company issued 2,414,696, 352,517 and 2,016,521 shares of common stock in exchange for the conversion of $21,600, $2,800 and $14,400 of debenture principal and $132, $20 and $119 of interest, respectively.


In March 2005, the Company issued 8,394,700 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.



Note 4: NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, FASB Interpretation No.47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes the adoption of FIN 47 will have no impact on the financials of the Company, once adopted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      For the three-month period ended March 31, 2005 and March 31, 2004, we had revenue of $331,821 and $320,926 respectively. The increase in revenue was due to a slight increase in revenue from our licensees. Our cost of goods sold for the three-month period ended March 31, 2005 and March 31, 2004 was $26,582 and $21,643 respectively. The increase in cost of goods sold was due to an increase in purchases. We incurred general and administrative expenses of $226,676 and $228,249 for the three-month period ended March 31, 2005 and March 31, 2004, respectively. The decrease in general and administrative expenses was primarily attributable to prior year legal and consulting expenses. For the three-month period ended March 31, 2005 and March 31, 2004, we had interest income (expense) of $22,838 and of $28,285 respectively. The increase in interest expense was due to the interest charge in connection with the conversion of the debentures. For the three-months ended March 31, 2005 and March 31, 2004, we had a net income of $96,401 or $.00 per share and $94,319 or $.01 per share, respectively.

      We recognize revenues as they are earned, not necessarily as they are collected. The cost of licensed merchandise has been classified as cost of goods sold. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, payroll taxes, postage, professional fees, rent, telephone and travel.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of March 31, 2005 we had an accumulated deficit of $3,305,106. As of March 31, 2005, we had total current assets of $1,921,345 and total current liabilities of $619,920 or working capital of $1,301,425. At December 31, 2004, we had total current assets of $1,670,449 and total current liabilities of $573,273 or working capital of $1,097,176. The increase in current assets is due to the royalty receivable due from the licensees and the increase in the loan payments due from Go West Entertainment within the next 12 months. The majority of of the royalty receivable is due from 333 E. 60th Street, Inc which is under common control with us. We are mindful that those royalties receivable may take on the appearance of a prohibited loan under Section 402 of the Sarbanes-Oxley Act of 2002. We do not believe, however, that this is a prohibited loan as we are seeking to reduce the amount due under this receivable and believe that 333 E. 60th Street, Inc. will significantly reduce this receivable during 2005 as its cash flow allows. We currently have no material commitments. The increase in the amount of our working capital is primarily attributable to legal and consulting, expenses that the Company is no longer responsible for and the steady flow of income from our licensees.

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

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

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

In May 2005, the Securities and Exchange Commission staff (the "SEC") served us with a subpoena for the production of documents. The documents requested relate to all individuals and entities in connection with the merger and financing transactions described in our August 13, 2002 and August 12, 2004 Form 8-K's filed with the SEC. We intend to cooperate with the SEC in its investigation.

There are no other material legal proceedings pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2003, we entered into an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher (the "Purchasers"). The Agreement has an "antidilution" provision under which, in the event we issue shares of our common stock for any purpose, the Purchasers will be issued that number of additional shares of our common stock necessary for them to maintain collectively a holding of 63.6% of our outstanding common stock. Goldring was issued shares necessary for him to maintain a 46% interest and each of the Oshers was issued shares necessary to maintain an 8.8% interest. During the first three months of 2005, Goldring was issued an aggregate of 6,071,887 shares of our common stock and each of the Oshers was issued an aggregate of 1,161,407 shares of our common stock pursuant to the anitdilution provision. We received no additional consideration for the issuance of these shares. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

                           Scores Holding Company Inc.





Dated: May 13, 2005                        /s/ Richard Goldring
                                           ----------------------------------
                                           Richard Goldring
                                           President, Chief Executive Officer