Form 10QSB
period 2005-06-30
SCORES HOLDING CO INC
filed 2005-09-20
CIK 831489

U.S. SECURITIES AND EXCHANGE
                       COMMISSION WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended: June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [Yes |_| No |_|]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
                         50,336,800 AS OF JUNE 30, 2005

   Transitional Small Business Disclosure Format (check one). Yes |_|; No |X|

                           SCORES HOLDING COMPANY INC.
                                  JUNE 30, 2005
                         QUARTERLY REPORT ON FORM 10-QSB


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


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS PAGE

Consolidated Balance Sheets as of June 30, 2005 (unaudited) and
   December 31, 2004                                                           3

Consolidated Statements of Operations for the six months ended
   June 30, 2005 (unaudited)                                                   4

Consolidated Statements of Cash Flows for the six months ended
   June 30, 2005 (unaudited)                                                   5

Notes to Consolidated Financial Statements (unaudited)                         6

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                      June 30,            December 31,
                                                                        2005                  2004
                                                                 --------------------  -------------------
                                                                     (unaudited)            (audited)
                            ASSETS

CURRENT ASSETS:
Cash                                                             $               173   $              173
Notes Receivable - current portion -related party                            943,717              699,013
Royalty Receivable                                                         1,122,101              971,263
                                                                 --------------------  -------------------
Total Current Assets                                                       2,065,991            1,670,449

FURNITURE AND EQUIPMENT, NET                                                  13,763               18,763

INTANGIBLE ASSETS, NET                                                       153,250              165,750

NOTES RECEIVABLE - long term - related party                                 884,483            1,074,017

                                                                 --------------------  -------------------
                                                                 $         3,117,487   $        2,928,979
                                                                 ====================  ===================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                            $           331,692   $          280,024
Related party payable                                                         11,810               28,760
Notes Payable                                                                 69,159               79,889
Convertible Debentures, Net of Discount                                      145,800              184,600
                                                                 --------------------  -------------------
Total Current Liabilities                                                    558,461              573,273

LONG TERM DEBT                                                                    --               34,738

COMMITMENTS & CONTINGENCIES                                                       --                   --

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 10,000,000 shares
      authorized, -0- issued and outsatanding                                     --                   --
Common stock, $.001 par value; 500,000,000 shares authorized,
50,336,880 and 30,876,046 issued and outstanding,
respectively                                                                  50,336               30,877
Additional paid-in capital                                                 5,734,208            5,691,598
Accumulated deficit                                                       (3,225,518)          (3,401,507)
                                                                 --------------------  -------------------
Total Stockholder's equity                                                 2,559,026            2,320,968
                                                                 --------------------  -------------------
                                                                 $         3,117,487   $        2,928,979
                                                                 ====================  ===================

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Six months ended June 30,          Three months ended June 30,
                                                -------------------------------------------------------------------------
                                                    2005            2004              2005                 2004
                                                -------------  ---------------    ----------------    ----------------
                                                (unaudited)      (unaudited)         (unaudited)         (unaudited)
Royalty Revenue                                 $    623,344   $      703,126     $       317,478     $       407,399
Merchandise Revenue                                   41,482           44,478              15,527              19,279
                                                -------------  ---------------    ----------------    ----------------
Net Sales                                            664,826          747,604             333,005             426,678

COST OF GOODS SOLD                                    52,240           50,660              24,317              29,017
                                                -------------  ---------------    ----------------    ----------------

GROSS PROFIT                                         612,586          696,944             308,688             397,661

GENERAL AND ADMINISTRATIVE EXPENSES                  479,588          456,140             260,506             227,891
                                                -------------  ---------------    ----------------    ----------------

NET INCOME  FROM OPERATIONS                          132,998          240,804              48,182             169,770

INTEREST INCOME (EXPENSE ) - net                      47,991           47,821              25,153              19,536
                                                -------------  ---------------    ----------------    ----------------

NET INCOME BEFORE INCOME TAXES                       180,989          288,625              73,335             189,306

PROVISION FOR INCOME TAXES                             5,000            5,000                   -                   -
                                                -------------  ---------------    ----------------    ----------------

NET INCOME                                      $    175,989   $      283,625     $        73,335     $       189,306
                                                =============  ===============    ================    ================

NET INCOME PER SHARE                            $       0.00   $         0.02     $          0.00     $          0.02
                                                =============  ===============    ================    ================

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                                       41,572,395       11,671,419          46,148,621          10,796,399
                                                =============  ===============    ================    ================

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   Six months ended June 30,
                                                                                 2005                     2004
                                                                           -----------------         ---------------
                                                                              (unaudited)              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $         175,989         $       283,625

Adjustments to reconcile net loss to net cash provided
by (used) in operating activites:
Depreciation & Amortization                                                           17,500                  15,629
Common stock and warrants issued for services                                         23,000                 187,250
Prepaid expenses                                                                    (150,838)               (492,076)
Inventory                                                                                 --                 (33,523)
Interest receivable                                                                  (55,170)                (28,285)
Accounts payable and accrued expenses                                                 51,937                  61,702
                                                                           -----------------         ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   62,418                  (5,678)
                                                                           -----------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Note Receivable                                                                           --                  12,764
                                                                           -----------------         ---------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 --                  12,764
                                                                           -----------------         ---------------

CASH PROVIDED BY FINANCING ACTIVITIES:
Related party payable                                                                (16,950)                 37,660
Repayment of notes payable                                                           (45,468)                (35,260)
                                                                           -----------------         ---------------


NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                     (62,418)                  2,400
                                                                           -----------------         ---------------

NET (DECREASE) INCREASE IN CASH                                                           --                   9,486

CASH, beginning of the period                                                            173                       9
                                                                           -----------------         ---------------

CASH, end of the period                                                    $             173         $         9,495
                                                                           =================         ===============


Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                     $           5,353         $         8,303
Cash paid during the year for taxes                                                    5,905                      --
Non cash financing activities:
Common stock issued for services                                           $          23,000         $       187,250
Common stock issued in connection with debenture conversion                           39,069                      --

                  Scores Holding Company Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements


Note 1:       Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.


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

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                          For the six months ended
                                                  June 30,

                                              2005             2004
                                              ----             ----
Net income (loss) available to common
shareholders, as reported                $ 175,989       $   283,625
Deduct: Stock-based compensation, net
of tax                                         --                 --
                                               --                 --
Net income (loss) available to common
shareholders, pro-forma                  $ 175,989        $  283,625
                                         =========        ==========

Basic earnings (loss) per share:
                          As reported -  $     .00        $      .02
                            Pro-forma -  $     .00        $      .02

Diluted earnings (loss) per share
                          As reported -  $     .00        $      .02
                            Pro-forma -  $     .00        $      .02

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

We have recorded no compensation expense for stock options granted to employees during three ended June 30, 2005 and 2004, respectively.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model. No assumptions have been made therefore there are no disclosures.

Note 3:  Related Party Receivables

The notes receivable amount current and long term portion, including accrued interest amounts to $1,828,200 such amount relates to a secured receivable from the Go West night club which is partially owned and operated by the CEO of the Company. There have been no payments on this outstanding balance during the year through June 30, 2005. The Go West night club has not paid amounts due on the note receivable due to the lack of cash flow in 2005. Since this Go West receivable is secured by the leaseholds and the underlying lease, management believes such balance due is adequately secured. Management may have to renegotiate the repayment terms of this note receivable or exercise their security rights under the note, if the Go West continues with cash flow problems. The Company has received $134,656 in royalties from the Go West night club for the six months ended June 30, 2005, which includes $120,000 of rent payable by the Company for the lease of office space from the Go West realty entity.

Included in royalty receivable is $1,055,242 from the 333 night club, which is partially owned and operated by the CEO of the Company. The Company has received its royalties earned from 333 for the recent three months through August 2005. Per review of the unaudited financials of this 333 night club, the club is sufficiently profitable to pay the current royalties being earned and pay a nominal amount per month toward the royalties outstanding. This 333 club had utilized a portion of its cash flows in the past eighteen months to fund the new development of other Scores franchised clubs. Management maintains that such outstanding royalty receivable is collectible and will remain focused on reducing the balance due.

Note 4:  Equity Transactions

In January, February & March 2005, the Company issued 2,414,696, 352,517 and 2,016,521 shares of common stock in exchange for the conversion of $39,069 of debentures and interest, respectively.

In March 2005, the Company issued 8,394,700 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.

In June 2005, the Company issued 2,300,000 shares of common stock for services valued at $23,000.

In June 2005, the Company issued 3,982,400 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.

Note 5:  NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the FASB issued FASB Statement No. 154 " Accounting Changes and Error Corrections" which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

REVENUES:

Revenues decreased approximately 11% to $665,000 for the six months ended June 30, 2005 from $748,000 for the six months ended June 30, 2004. The decrease was attributable primarily to a decline in sales in the 333 East side club during the second quarter. The 333 East side club accounts for approximately 59% of total revenue for the six months ended June 30, 2005.

OPERATING EXPENSES:

Operating expenses increased approximately 5% to 480,000 for the first six months ended June 30, 2005 from $456,000 for the first six months ended June 30, 2004. The difference was due primarily to a net increase in general and administrative expenses resulting from a $171,000 combined increase in payroll, rental and other cost and a $147,000 decrease in professional fees during the first quarter of 2005.

INTEREST INCOME (EXPENSE) - NET:

Interest income is presented net of interest expense for the six months ended June 30, 2005 and 2004 respectively. Net interest income decreased approximately 1% to 55,000 for the six months ended June 30, 2005 from $56,000 for the six months ended June 30, 2004. Interest income is due primarily in consideration to a secured promissory note issue from Go West based on the unwinding agreement. Interest expense is due primarily from the issuance of long-term debentures and notes payable.

PROVISION FOR INCOME TAXES:

Although the company had net profits in the first six months ended June 30, 2005, the provision for income taxes related primarily to average assets and capital not impacted by net operating losses.

NET INCOME (PER SHARE):

Net income was $176,000 or $0.00 per share for the six months ended June 30, 2005 versus net income of $284,000 or $.02 per share for the six months ended June 30, 2004. The profit decrease was due primarily to the decrease in revenues of $83,000 and an increase in net general and administrative cost of $25,000 related to payroll, other and rent. Net income per share data for the six months ended June 30, 2005 and June 30, 2004 is based on net income available to common shareholders divided by the weighted average of the common shares.

Three months ended June 30, 2005 Compared to three months ended June 30, 2004.

REVENUES:

Revenues decreased approximately 22% to $333,000 for the three months ended June 30, 2005 from $427,000 for the three months ended June 30, 2004. The decrease was attributable primarily to a decline in royalties received from the 333 East side club which accounts for approximately 59% and 57% percent of total royalty revenue for three month period ended June 30, 2005 and June 30, 2004, respectively.


OPERATING EXPENSES:

Operating expenses increased approximately 15% to $261,000 for the three months ended June 30, 2005 from $228,000 for the three months ended June 30, 2004. The increase was due to primarily to a net increase in general and administrative expenses related to legal, rental, payroll taxes and domain names and a $75,000 decrease in travel, printing, other and trade shows during the second quarter June 2005.

INTEREST INCOME (EXPENSE) - NET:

Interest income is presented net of interest expense for the six months ended June 30, 2005 and 2004 respectively. Net interest income decreased approximately 1% to 55,000 for the three months ended June 30, 2005 from $56,000 for the three months ended June 30, 2004. Interest income is due primarily in consideration to a secured promissory note issue from Go West based on the unwinding agreement. Interest expense is due primarily from the issuance of long-term debentures and notes payable.

NET INCOME (PER SHARE):

Net income was $75,000 or $0.00 per share for the three months ended June 30, 2005 versus net income of $189,000 or $.02 per share for the three months ended June 30, 2004. The profit decrease was due primarily to the decrease in revenues of $94,000 and an increase in net general and administrative cost of $33,000 related to payroll, rent, travel, shows, printing and other. Net income per share data for the three months ended June 30, 2005 and June 30, 2004 is based on net income available to common shareholders divided by the weighted average of the common shares.

Revenues are recognized as they are earned, not necessarily as they are collected. Direct cost such as merchandise, labor and shipping related cost incurred for resale to licensee clubs are classified as cost of sales. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, insurance, legal, office supplies, payroll taxes, postage, professional fees, rent, telephone and travel.

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

We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash, which would require us to seek financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our adult entertainment licensing business.]

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer, in his capacity as such and as the person performing similar functions to that of a principle financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, in his capacity as such and as the person performing similar functions to that of a principle financial officer, has concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about June 25, 2004, the New York District Attorney's office served our former independent accountants with a subpoena in connection with proceedings of the Grand Jury of the County of New York. Additionally, on or about October 15, 2004 and in July 2005, the New York District Attorney served us with subpoenas also in connection with proceedings of the Grand Jury of the County of New York, State of New York. Based on the subpoenas, it appears that the Grand Jury is conducting an investigation into unspecified matters concerning our business and affairs. The subpoenas directed us and our former independent accountant to produce records in our possession concerning our business operations. To date, we have not been charged with any violations or crimes.
In May 2005, the Securities and Exchange Commission staff (the "SEC") served us with a subpoena for the production of documents. The documents requested relate to all individuals and entities in connection with the merger and financing transactions described in our August 13, 2002 and August 12, 2004 Form 8-K's filed with the SEC. We intend to cooperate with the SEC in its investigation.

There are no other material legal proceedings pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2003, we entered into an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher (the "Purchasers"). The Agreement has an "antidilution" provision under which, in the event we issue shares of our common stock for any purpose, the Purchasers will be issued that number of additional shares of our common stock necessary for them to maintain collectively a holding of 63.6% of our outstanding common stock. Goldring was issued shares necessary for him to maintain a 46% interest and each of the Oshers was issued shares necessary to maintain an 8.8% interest. During the three month period ended June 30, 2005, Goldring was issued an aggregate of 2,880,470 shares of our common stock and each of the Oshers was issued an aggregate of 550,965 shares of our common stock pursuant to the anitdilution provision. We received no additional consideration for the issuance of these shares. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


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

                           Scores Holding Company Inc.





Dated: September 20, 2005                     /s/ Richard Goldring
                                              ----------------------------------
                                              Richard Goldring
                                              President, Chief Executive Officer