Form 10QSB
period 2005-09-30
SCORES HOLDING CO INC
filed 2005-11-17
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the quarterly period ended: September 30, 2005

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      For the transition period from ________________ to __________________

                         COMMISSION FILE NUMBER 0-16665

                           SCORES HOLDING COMPANY INC.
        (Exact name of small business issuer as specified in its charter)


              UTAH                                      87-0426358
   -----------------------------                     ---------------
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

                       71,402,188 AS OF NOVEMBER 14, 2005

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE). YES |_|; NO |X|

                           SCORES HOLDING COMPANY INC.
                               SEPTEMBER 30, 2005
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements............................  2

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................  3
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................. 10
Item 3.  Controls and Procedures............................................. 12


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 13
Item 2.  Changes in Securities and Use of Proceeds........................... 13
Item 6.  Exhibits and Reports on Form 8-K.................................... 13


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS PAGE

Consolidated Balance Sheets as of September 30, 2005 (unaudited)
   and December 31, 2004.....................................................  3

Consolidated Statements of Operations for the nine months ended
  September 30, 2005 (unaudited).............................................  4

Consolidated Statements of Cash Flows for the nine months ended
  September 30, 2005 (unaudited).............................................  5

Notes to Consolidated Financial Statements (unaudited).......................  6

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEET

                                                                            SEPT 30,      DECEMBER 31,
                                                                              2005           2004
                                                                         --------------   ------------
                                                                          (unaudited)       (audited)
                                     ASSETS

CURRENT ASSETS:
Cash                                                                     $       44,356   $        173
Notes Receivable - current portion -related party                               971,302        699,013
Royalty Receivable                                                            1,106,166        971,263
Inventory                                                                        26,903
                                                                         --------------   ------------
Total Current Assets                                                          2,148,727      1,670,449

FURNITURE AND EQUIPMENT, NET                                                     11,263         18,763

INTANGIBLE ASSETS, NET                                                          147,000        165,750

NOTES RECEIVABLE - long term - related party                                    884,483      1,074,017
                                                                         --------------   ------------
                                                                         $    3,191,473      2,928,979
                                                                         ==============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                    $      382,837   $    280,024
Related party payable                                                             1,810         28,760
Notes Payable                                                                    62,477         79,889
Convertible Debentures, Net of Discount                                         123,300        184,600
                                                                         --------------   ------------
Total Current Liabilities                                                       570,424        573,273

LONG TERM DEBT                                                                       --         34,738

COMMITMENTS & CONTINGENCIES                                                          --             --

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 10,000,000 shares
      authorized, -0- issued and outsatanding                                        --             --
Common stock, $.001 par value; 500,000,000 shares authorized,
71,402,188 and 30,876,046 issued and outstanding,
respectively                                                                     71,402         30,877
Additional paid-in capital                                                    5,833,150      5,691,598
Accumulated deficit                                                          (3,283,503)    (3,401,507)
                                                                         --------------   ------------
Total Stockholder's equity                                                    2,621,049      2,320,968
                                                                         --------------   ------------
                                                                         $    3,191,473   $  2,928,979
                                                                         ==============   ============

                                    SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  NINE MONTHS ENDED SEPT 30,             THREE MONTHS ENDED SEPT 30,
                                                  --------------------------             ----------------------------
                                                     2005          2004                     2005            2004
                                                  -----------   ------------             -------------   ------------
Royalty Revenue                                   $   940,499   $    937,443  $                317,155   $    234,317
Merchandise Revenue                                    83,176         77,585                    41,694         33,107
                                                  -----------   ------------             -------------   ------------
Net Sales                                           1,023,675      1,015,028                   358,849        267,424

COST OF GOODS SOLD                                     83,176         85,962                    31,185         35,302
                                                  -----------   ------------             -------------   ------------
GROSS PROFIT                                          940,499        929,066                   327,664        232,122

GENERAL AND ADMINISTRATIVE EXPENSES                   896,934        828,613                   412,044        372,473
                                                  -----------   ------------             -------------   ------------
NET INCOME (LOSS) FROM OPERATIONS                      43,565        100,453                   (84,380)      (140,351)

INTEREST INCOME (EXPENSE )                             74,439       (179,135)                   26,394       (226,956)
                                                  -----------   ------------             -------------   ------------

NET INCOME BEFORE INCOME TAXES                        118,004        (78,682)                  (57,986)      (367,307)

PROVISION FOR INCOME TAXES                                  0          5,000                        --             --
                                                  -----------   ------------             -------------   ------------
NET INCOME (LOSS)                                 $   118,004   $    (83,682)            $     (57,986)  $   (367,307)
                                                  ===========   ============             =============   ============
NET INCOME PER SHARE                              $      0.00   $      (0.01)            $       (0.01)  $      (0.03)
                                                  ===========   ============             =============   ============

WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING                                      41,572,395     12,512,298                46,148,621     14,194,056
                                                  ===========   ============             =============   ============
WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - DILUTED                              41,572,395     12,512,298                41,148,621     14,194,056
                                                  ===========   ============             =============   ============

                    SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                     SEPT 30,
                                                              ----------------------
                                                                 2005         2004
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)                                             $ 118,004    $ (83,682)

Adjustments  to reconcile  net loss to net cash
   provided by (used) in operating activites:
Depreciation & Amortization                                      26,250       24,379
Common stock issued for services                                120,777      518,000
Royalty receivable                                             (134,903)    (594,370)
Inventory                                                       (26,903)     (32,973)
Interest receivable                                             (82,755)     (83,332)
Accounts payable and accrued expenses                           102,813       89,252
                                                              ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             123,283     (162,726)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable                                                      --       60,000
Security deposits                                                    --       (8,987)
                                                              ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                     51,013
                                                              ---------    ---------
CASH PROVIDED BY FINANCING ACTIVITIES:
Issuance of Debentures                                               --      250,000
Related party payable                                           (26,950)      37,460
Repayment of notes payable                                      (52,150)     (59,759)
                                                              ---------    ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                (79,100)     227,701
                                                              ---------    ---------
NET INCREASE IN CASH                                             44,183      115,988

CASH, beginning of the period                                       173            9
                                                              ---------    ---------
CASH, end of the period                                       $  44,356    $ 115,997
                                                              =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                        $   8,316    $  12,845
Cash paid during the year for taxes                               5,905
Non cash financing activities:
Common stock issued for services                              $ 120,777    $ 268,000
Common stock issued in connection with debenture conversion      61,620           --
Beneficial conversion                                                        250,000

                  SCORES HOLDING COMPANY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:


                                          FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                          ------------------------
                                              2005         2004
                                          -----------   ----------
Net income (loss) available to common
shareholders, as reported                 $   118,004   $  (83,682)
Deduct: Stock-based compensation, net
of tax                                             --           --
                                          -----------   ----------
Net income (loss) available to common
shareholders, pro-forma                   $   118,004   $  (83,682)
                                          ===========   ==========

Basic earnings (loss) per share:
                       As reported -      $       .00   $     (.01)
                       Pro-forma -        $       .00   $     (.01)

Diluted earnings (loss) per share
                       As reported -      $       .00   $     (.01)
                       Pro-forma          $       .00   $     (.01)

The  above  stock-based  employee   compensation  expense  has  been  determined
utilizing a fair value method, the Black-Scholes option-pricing model.

We have recorded no compensation expense for stock options granted to employees during three ended September 30, 2005 and 2004, respectively.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model. No assumptions have been made therefore there are no disclosures.

Note 3:  Equity Transactions

During the nine months ended September 30, 2005, the Company issued 6,036,534 shares of common stock in exchange for the conversion of $126,700 of debenture principal and $530.22 of interest, respectively.

During the nine months ended September 30, 2005, the Company issued 21,792,200 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.

During the nine months ended September 30, 2005, the Company issued 8,715,000 shares of common stock for services.

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

FASB 154 - Accounting Changes and Error Corrections

In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Note 5:  Related Party Receivable

The notes receivable amount current and long term portion, including accrued interest amounts to $1,855,785, such amount relates to a secured receivable from the Go West night club which is partially owned and operated by the CEO of the Company. There have been no payments on this outstanding balance through September 30, 2005; however, management is in the process of renegotiating the payment terms to pay $11K monthly of principle and interest for 120 months with a balloon payment at the end of the term. Management believes such balance due is still secured by leaseholds and the underlying lease. The company has received $239,754 in royalties form the Go West night club for the nine months ended September 30, 2005, which includes $120,000 of rent payable by the Company for the lease of office space from the Go West realty entity. The Go West club accounts for approximately 33% and 25% of royalty revenue for the third quarter September 2005 and 2004 respectively.

Included in the royalty receivable is $940,302 from the 333 night club, which is partially owned and operated by the CEO of the Company. The Company has received its royalties earned from 333 for the recent three months through November 2005. The club continues to show profits and has been current with its monthly royalties for the third quarter September 2005. In addition, the Company has agreed on a plan to pay an additional $20K per month towards the balance of the prior quarters' outstanding royalty receivable. Such payments commence November 2005. The company has received $527,006 in royalties from the 333 club which accounts for approximately 61% and 59% of royalty revenue for the third quarter September 2005 and 2004 respectively.

Note 6:  Licensees

During the nine months ended September 30, 2005, the Company entered into four licensee agreements with Ft. Lauderdale, Baltimore, Las Vegas and Lake Geneva.

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

REVENUES:

Revenues increased 1% to $1,024,000 for the nine months ended September 30, 2005 from $1,015,000 for the nine months ended September 30, 2004. The increase was attributable primarily to royalties earned from the addition of two new licensees in Las Vegas and Ft. Lauderdale in 2005 which accounted for approximately of 2% of total revenues for the nine months ended September 2005. Royalties for the 333 East Side licensee, which accounted for approximately 61% of total revenue for the nine months ended September 30, 2005, royalties declined by approximately $126,000 compared to other licensees whose royalties increased by approximately $133,000 for the nine months ended September 30, 2005.

OPERATING EXPENSES:

Operating expenses increased 8% to $897,000 for the nine months ended September 30, 2005 from $829,000 for the nine months ended September 30, 2004. The difference was due primarily to a net increase in general and administrative expenses resulting from a $68,000 combined increase in payroll, public relations and business development cost applicable to two newly licensees in Las Vegas, Ft. Lauderdale, Baltimore and Lake Geneva during the nine months ended September 30, 2005.

INTEREST INCOME (EXPENSE) - NET:

Interest income is presented net of interest expense for the nine months ended September 30, 2005 and 2004, respectively. Interest income is accrued and amounted to $83,000 for both the nine months ended September 30, 2005 and the nine months ended September 30, 2004. Interest income is due primarily in consideration of a secured promissory note issue from Go West based on an agreement in March 2003 to unwind our acquisition of Go West in March 2002.

Interest expense is due primarily from the issuance of long-term debentures and notes payable. Interest expense decreased to $8,000 for the nine months ended September 30, 2005 from $263,000 for the nine months ended September 30, 2004. This decrease was due primarily to a beneficial conversion of debt to equity amounting to $250,000 in the third quarter September 30, 2004.

PROVISION FOR INCOME TAXES:

Although the company had net profits during the nine months ended September 30, 2005, the provision for income taxes related primarily to average assets and capital was not impacted by net operating losses.

NET INCOME (PER SHARE):

Net income was $118,000 or $0.00 per share for the nine months ended September 30, 2005 versus net loss of $84,000 or $(.01) per share for the nine months ended September 30, 2004. The increase was due primarily to the addition of two new licensees clubs and a reduction in general and administrative cost during the third quarter 2005. Net income per share data for the nine months ended September 2005 and September 30, 2004 is based on net income available to common shareholders divided by the weighted average of the common shares.

RESULTS OF OPERATIONS:

Three months ended September 30, 2005 Compared to three months ended September 30, 2004.

REVENUES:

Revenues increased 34% to $359,000 for the three months ended September 30, 2005 from $267,000 for the three months ended September 30, 2005. The increase was attributable to a 10% increase in royalties and merchandise sales for the three months ended September 30, 2005 from all licensees other than the 333 East Side licensee which accounted for approximately 59% and 49% of total royalty revenue for three month period ended September 30, 2005 and September 30, 2004 respectively. The new Scores Las Vegas licensee that opened in late September accounted for approximately 4% of royalty revenue and merchandise sales during the three months ended September 30, 2005.

OPERATING EXPENSES:

Operating expenses increased 11% to $412,000 for the three months ended September 30, 2005 from $372,000 for the three months ended September 30, 2005. The increase was due primarily to a $78,000 increase in general and administrative expenses both related to new business development, legal and the marketing of the Scores brand name, which introduced three new licensees in Lake Geneva, Baltimore and Las Vegas.

INTEREST INCOME (EXPENSE) - NET:

Interest income is presented net of interest expense for both the nine months ended September 30, 2005 and the nine months ended September 30, 2004. Interest income for both the three months ended September 30, 2005 and the three months ended September 30, 2004 amounted to $27,000. Interest income is due primarily in consideration to a secured promissory note issue from Go West based on the unwinding agreement.

Interest expense is due primarily from the issuance of long-term debentures and notes payable. Interest expense decrease for the three months ended September 30, 2005 to $1,000 from $255,000 for the three months ended September 30, 2004. This decrease was due primarily to a beneficial conversion of debt to equity amounting to $250,000 in the third quarter September 30, 2004.

NET INCOME (LOSS) PER SHARE:

Net income was $(58,000) or $(0.01) per share for the three months ended September 30, 2005 versus net loss of $(367,000) or $(.01) per share for the three months ended September 30, 2004. The profit increase was due primarily to the increase in revenues of $91,000 and a decrease in net general and administrative cost of $218,000 related to interest, consulting and finance charges. Net income per share data for the three months ended September 30, 2005 and September 30, 2004 is based on net income available to common shareholders divided by the weighted average of the common shares.

Revenues are recognized as they are earned, not necessarily as they are collected. Direct cost such as merchandise, labor and shipping related cost incurred for resale to licensees are classified as cost of sales. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, insurance, legal, office supplies, payroll taxes, postage, professional fees, rent, telephone, business development, trade shows and travel.

Liquidity and Capital Resources

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2005 we had an accumulated deficit of $3,283,503. As of September 30, 2005, we had total current assets of $2,148,727 and total current liabilities of $570,424 or working capital of $1,578,303. At December 31, 2004, we had total current assets of $1,670,449 and total current liabilities of $573,273 or working capital of $1,097,176. The increase in current assets is due to the royalty receivable due from the licensees and the increase in the loan payments due from Go West Entertainment within the next 12 months. The majority of the royalty receivable is due from 333 E. 60th Street, Inc which is under common control with us. We are mindful that those royalties receivable may take on the appearance of a prohibited loan under Section 402 of the Sarbanes-Oxley Act of 2002. We do not believe, however, that this is a prohibited loan as we are seeking to reduce the amount due under this receivable and believe that 333 E. 60th Street, Inc. will significantly reduce this receivable during 2005 as its cash flow allows. We currently have no material commitments. The increase in the amount of our working capital is primarily attributable to legal and consulting, expenses that the Company is no longer responsible for and the steady flow of income from our licensees.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2003, we entered into an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher (the "Purchasers"). The Agreement has an "anti-dilution" provision under which, in the event we issue shares of our common stock for any purpose, the Purchasers will be issued that number of additional shares of our common stock necessary for them to maintain collectively a holding of 63.6% of our outstanding common stock. Goldring was issued shares necessary for him to maintain a 46% interest and each of the Oshers was issued shares necessary to maintain an 8.8% interest. During the three month period ended September 30, 2005, Goldring was issued an aggregate of 9,690,412 shares of our common stock and each of the Oshers was issued an aggregate of 1,853,544 shares of our common stock pursuant to the anti-dilution provision. We received no additional consideration for the issuance of these shares. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

                                          SCORES HOLDING COMPANY INC.


Dated: November 17, 2005                  /s/ Richard Goldring
                                          --------------------------------------
                                          Richard Goldring
                                          President, Chief Executive Officer