Form 10KSB
period 2005-12-31
SCORES HOLDING CO INC
filed 2006-05-22
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                    For Fiscal Year Ended: December 31, 2005

                                       OR

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

       For the transition period from __________________ to ______________

                        Commission file number 000-16665

                          SCORES HOLDING COMPANY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Utah                             87-0426358
      ----------------------------             -------------------
      (State or other jurisdiction               (IRS Employer
    of incorporation or organization)          Identification No.)

     533-535 West 27th Street, New York               10001
     ----------------------------------             ----------
  (Address of principal executive offices)          (Zip Code)



          Issuer's telephone number:            (212) 868-4900

Securities registered under Section 12(b) of the Exchange Act:   None

Name of each Exchange on Which Registered:                       None

Securities registered under Section 12(g)
of the Exchange Act:                            Common Stock, $.001 par value

--------------------------------------------------------------------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year. $1,568,890

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days:

      As of May 18, 2006 there were 30,471,990 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on May 18, 2006 was approximately $304,720 based on the average closing bid and asked price of our common stock on May 18,, 2006, which was $0.01 per share.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 88,383,990 shares of common stock, $.001 par value, as of May 18, 2006.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS


FORWARD-LOOKING STATEMENTS

PART I

   ITEM 1.  DESCRIPTION OF BUSINESS

   ITEM 2.  DESCRIPTION OF PROPERTY

   ITEM 3.  LEGAL PROCEEDINGS

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   ITEM 7.  FINANCIAL STATEMENTS


   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

   ITEM 8A. CONTROLS AND PROCEDURES

PART III

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   ITEM 10. EXECUTIVE COMPENSATION

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   ITEM 12. RELATED TRANSACTIONS

   ITEM 13. EXHIBITS

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                           FORWARD-LOOKING STATEMENTS

      Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects", "anticipates", "intends", "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis or Plan of Operation". You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

      Scores Holding Company, Inc. (the "Company" or the "Registrant") was incorporated in the State of Utah on September 21, 1981 under the name Adonis Energy, Inc. ("Adonis"). Adonis was formed for the primary purpose of acquiring and investing in energy resources. On March 10, 1983, Adonis' name was changed to Olympus M.T.M. Corporation ("Olympus"). Olympus failed to achieve success in its business endeavors, and consequently, it ceased operations in or before April 1990. Thereafter, Olympus remained dormant until it succeeded to the business of The Internet Advisory Corporation, a Florida corporation ("TIAC-FL"), pursuant to an Agreement and Plan of Reorganization dated June 22, 1998. TIAC-FL had been incorporated on August 8, 1997 for the purpose of providing Internet access and Web design. Subsequent to the Agreement and Plan of Reorganization, we changed our name to The Internet Advisory Corporation.

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

      On May 25, 2001, we voluntarily filed for protection under Chapter 11 of the US Bankruptcy Code with the US Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). On August 29, 2001, we filed a Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. Under the Plan of Reorganization (the "Plan"), we complied with Section 1129 of the Bankruptcy Code as a good faith debtor seeking to reorganize our financial affairs during the term of the Plan in order to pay off or substantially reduce the principal due and owing to all allowed creditors from our ongoing operations. As part of the Plan, we expressly rejected all executory contracts and unexpired leases set forth in the Disclosure Statement except for the unexpired contract between us and a bandwidth provider. On November 14, 2001, the Bankruptcy Court entered an Order confirming our Plan. During the period we were in bankruptcy, we continued to provide comprehensive Internet services to our customers emphasizing the small and medium sized business market.

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

      In March 2003, following approval by our board of directors and stockholders holding a majority of our outstanding voting shares, we amended our articles of incorporation to increase our authorized capital stock from 50,000,000 shares of common stock, $.001 par value per share to 500,000,000 shares of common stock, $.001 par value per share and 10,000,000 shares of preferred stock, $.0001 par value per share. The shares of preferred stock shall be undesignated and maybe issued from time to time in one or more series pursuant to a resolution or resolutions providing for such issuance and duly adopted by our board of directors. The board of directors is further authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any series of preferred stock.

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

Licensed "SCORES" Brand Name Adult Entertainment Nightclubs

      Our principal business consists of granting the exclusive worldwide license to use and to grant sublicenses to use the "SCORES" trademarks in connection with the ownership and operation of upscale, adult-entertainment cabaret night clubs/restaurants and for the sale of merchandise by such establishments. Merchandise must relate to the nightclub that sells it, and may be sold at the nightclub, on an internet site maintained by the nightclub, by mail order and by catalogue. To further this end, we entered into the Master License with EMS and depend upon our relationship with EMS. The term of the Master License is twenty years. EMS has the option to renew the Master License for six consecutive five-year terms. We will receive royalties equal to 4.99% of the gross revenues of all sublicensed clubs that are controlled by EMS. Pursuant to the terms of the Master License, EMS has granted sublicenses to eleven nightclubs to use the "SCORES" trademark.

      Our Sublicensed Nightclubs

      There are currently eleven nightclubs that have sublicensed with EMS to use the "SCORES" name. Under the EMS Master License Agreement, EMS pays, and will continue to pay, all of the royalties from the sublicensed clubs to us. We depend upon the revenue from these sublicensed nightclubs in the operation of our business.

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

      EMS has entered into similar sublicensing agreements with an additional five clubs. Although some of the terms differ slightly, notably by the gross revenue amount at which royalties must be paid and the amount of minimum monthly payments if any, the amount of the royalties to be paid remains constant at 4.99%.

Competition

      The adult nightclub entertainment business is highly competitive with respect to price, service, location and professionalism of its entertainment. Sublicensed clubs will compete with many locally-owned adult nightclubs. It is our belief, however, that only a few of these nightclubs have names that enjoy recognition and status that equal or approach that of Scores. Although there are restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret entertainment market. For example, there are approximately 25 adult-entertainment cabaret night clubs located in New York City and approximately six located in Manhattan. We believe that only three of these other adult-entertainment cabaret night clubs in Manhattan directly compete with us.

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

ITEM 3.  LEGAL PROCEEDINGS

      On or about June 25, 2004, the New York District Attorney's office served our former independent accountants with a subpoena in connection with proceedings of the Grand Jury of the County of New York. Additionally, on or about October 15, 2004 and in July 2005, the New York District Attorney served us with five subpoenas also in connection with proceedings of the Grand Jury of the County of New York, State of New York. Based on the subpoenas, it appears that the Grand Jury is conducting an investigation into unspecified matters concerning our business and affairs. The subpoenas directed us and our former independent accountant to produce records in our possession concerning our business operations. To date, we have not been charged with any violations or crimes.

      In May 2005, the staff of the Securities and Exchange Commission (the "SEC") served us with a subpoena for the production of documents. The documents requested relate to individuals and entities connected to the HEIR and SAC merger and related financing and the Aciem Management, Inc. and SCRH Acquisition Corp. merger and related financing. We intend to cooperate with the SEC in its investigation.

         On March 31, 2006, Richard K. Goldring, president, chief executive and financial officer, our principal shareholder, entered a plea of guilty to one count of Offering a False Instrument for Filing in the First Degree pursuant to a plea agreement with the District Attorney of the County of New York (the "DA"). In the event that within one year of the date of the entry of the guilty plea, Mr. Goldring resigns from all "control management positions" he holds in publicly traded companies, including us, and divests himself of all "control ownership positions" in publicly traded companies including us, and satisfies other conditions, the DA will recommend a sentence of probation. The plea agreement resolves the DA's investigation against Mr. Goldring and us. No charges were brought against us.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

      As of December 31, 2005, our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "SCRH". The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      Quarter Ended                    High Bid                Low Bid
      -------------                    --------                -------

      March 31, 2004                   $   .71                 $  .18
      June 30, 2004                    $   .43                 $ .165
      September 30, 2004               $   .18                 $ .045
      December 31, 2004                $   .07                 $  .02



      March 31, 2005                   $   .02                 $ .019
      June 30, 2005                    $  .013                 $ .013
      September 30, 2005               $  .013                 $ .013
      December 31, 2005                $  .009                 $ .007


      On May 18, 2006, our closing bid price was $.01 per share.

Holders

      As of May 18, 2006, there were approximately 576 record holders of our common stock.

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

      On March 31, 2003, we entered into an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher (the "Purchasers"). The Agreement has an "antidilution" provision under which, in the event we issue shares of our common stock for any purpose, the Purchasers will be issued that number of additional shares of our common stock necessary for them to maintain collectively a holding of 63.6% of our outstanding common stock. This provision for additional shares was effective for eighteen months from the date of the Acquisition Agreement. Goldring was issued shares necessary for him to maintain a 46% interest and each of the Oshers was issued shares necessary to maintain an 8.8% interest. During 2003, Goldring was issued an aggregate of 3,604,203 shares of our common stock and each of the Oshers was issued an aggregate of 689,444 shares of our common stock pursuant to the anitdilution provision. During 2004, Goldring was issued an aggregate of 2,729,786 shares of our common stock and each of the Oshers was issued an aggregate of 522,144 shares of our common stock pursuant to the anitdilution provision. During 2005, Goldring was issued an aggregate of 28,973,127 shares of our common stock and each of the Oshers was issued on an aggregate of 5,507,436 shares of common stock pursuant to the antidilution provision. The number of share issued under the anti-dilution provisions in each of 2004 and 2005 does not represent the number of shares that the Company was obligate to issue in such years. The Company issued in 2005 9,433,399 of the shares that it was obligated to issue in 2004. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      On March 31, 2003, we entered into a transaction with Go West and its shareholders whose purpose was to "unwind" most of the transaction effected by the Acquisition Agreement. In this transaction, we divested our self of the Go West stock and our interest in the Scores West nightclub located on Manhattan's west side. We converted our business strategy into one that emphasized licensing revenues from the licensing of the "SCORES" brand name. We continued receiving licensing revenues from "Scores Showroom" and commenced receiving licensing revenues from "Scores Chicago" in June 2003

     Our financial statements as of and for the year ended December 31, 2003 reflects this divesture of assets and the commencement of our new strategy emphasizing licensing activities.

RESULTS OF OPERATIONS:

FOR THE YEAR ENDED DECEMBER 31, 2005 (THE "2005 PERIOD") COMPARED TO THE YEAR ENDED DECEMBER 21, 2004 (THE "2004 PERIOD").

REVENUES:

REVENUES INCREASED 17% TO $1,568,890 FOR THE 2005 PERIOD FROM $1,338,629 FOR THE 2004 PERIOD. THE INCREASE WAS ATTRIBUTABLE PRIMARILY TO ROYALTIES EARNED FROM THE ADDITION OF TWO NEW SUB-LICENSEES IN LAS VEGAS AND FT. LAUDERDALE IN 2005 WHICH ACCOUNTED FOR APPROXIMATELY 8% AND 3% OF TOTAL REVENUES FOR THE 2005 PERIOD. ROYALTIES FOR THE "MARQUEE", 333 EAST SIDE SUB-LICENSEE, WHICH ACCOUNTS FOR APPROXIMATELY 46% OF TOTAL REVENUE FOR THE 2005 PERIOD DECLINED BY 16%, A DECREASE THAT WAS PARTIALLY OFFSET BY AN INCREASE IN REVENUES OF APPROXIMATELY 72% AT OUR WESTSIDE SUB-LICENSEE.

OPERATING EXPENSES:

OPERATING EXPENSES FOR THE 2005 PERIOD AND THE 2004 PERIOD ENDED WERE $1,223,932 AND $1,102,218 RESPECTIVELY. DURING THE 2005 PERIOD WE INCURRED $368,000 OF ADDITIONAL COST WHICH RELATES TO PUBLIC RELATION, BUSINESS DEVELOPMENT, RENT, SALARIES, TRAVEL AND OTHER COST THAT RELATES TO THE INCLUSION OF OUR FOUR NEWLY SUB-LICENSE AGREEMENTS. IN ADDITION, THERE WAS A SUB-LICENSEE WRITE DOWN RESERVE THAT AMOUNTED TO $51,000. DURING THE 2004 PERIOD, WE INCURRED ADDITIONAL COSTS THAT WERE RELATED TO INTEREST AND FINANCING FEES FOR DEBT CONVERSIONS AND CONSULTING WHICH AMOUNTED TO $348,000.

INTEREST INCOME (EXPENSE) - NET:

INTEREST INCOME IS PRESENTED NET OF INTEREST EXPENSE FOR THE 2005 PERIOD AND THE 2004, PERIOD RESPECTIVELY. INTEREST INCOME IS ACCRUED AND AMOUNTED TO $110,340 AND $111,038 FOR THE 2005 PERIOD AND THE 2004 PERIOD, RESPECTIVELY. INTEREST INCOME IS DUE PRIMARILY IN CONSIDERATION OF A SECURED PROMISSORY NOTE ISSUE FROM GO WEST BASED ON AN AGREEMENT IN MARCH 2003 TO UNWIND OUR ACQUISITION OF GO WEST IN MARCH 2002.

INTEREST EXPENSE IS DUE PRIMARILY FROM THE ISSUANCE OF LONG-TERM DEBENTURES AND NOTES PAYABLE. INTEREST EXPENSE DECREASED TO $8,000 FOR THE 2005 PERIOD FROM $264,000 FOR THE 2004 PERIOD. THIS DECREASE WAS DUE PRIMARILY TO A BENEFICIAL CONVERSION CHARGE OF $250,000 THAT RELATES TO THE CONVERSION OF DEBT IN CONNECTION WITH THE UNWINDING AGREEMENT TO EQUITY DURING IN THE THIRD QUARTER SEPTEMBER 30, 2004.


PROVISION FOR INCOME TAXES:

ALTHOUGH WE HAD NET PROFITS DURING THE 2005 PERIOD, THE PROVISION FOR INCOME TAXES RELATED PRIMARILY TO AVERAGE ASSETS AND CAPITAL WHICH WAS NOT IMPACTED BY NET OPERATING LOSSES.

NET INCOME (PER SHARE):

NET INCOME WAS $319,202 OR $0.01 PER SHARE FOR THE 2005 PERIOD VERSUS A NET LOSS OF $112,000 OR $(.01) PER SHARE FOR THE 2004 PERIOD. THE INCREASE WAS DUE PRIMARILY TO THE ADDITIONAL REVENUE EARNED DURING THE 2005 PERIOD FROM THE TWO NEWLY SUB-LICENSEE AGREEMENTS THAT AMOUNTS TO $195,000. NET INCOME PER SHARE DATA FOR BOTH THE 2005 AND 2004 PERIOD IS BASED ON NET INCOME AVAILABLE TO COMMON SHAREHOLDERS DIVIDED BY THE WEIGHTED AVERAGE OF THE COMMON SHARES.


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

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of December 31, 2005 we had an accumulated deficit of $3,082,305,. As of December 31, 2005, we had total current assets of $2,377,912 and total current liabilities of $486,672 or positive working capital of $1,891,240. Such working capital amount may decrease upon renegotiating the amounts due from the Go West note receivable by a significant amount of up to $900,000, as such amount would be reclassed to the long term portion. As of December 31, 2004, we had total current assets of $1,670,449 and total current liabilities of $573,273 or working capital of $1,097,176. The increase in the amount of our working capital is primarily attributable to the increase in our royalty receivable from our sub-licensees.

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

Revenue Recognition

      Revenues for the 2005 period and the 2004 period were derived predominately from licensing fees.

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

Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm...................... 19

Consolidated Balance Sheet................................................... 20

Consolidated Statements of Operations........................................ 21

Consolidated Statements of Stockholders' Equity.............................. 22

Consolidated Statements of Cash Flows.........................................23

Notes to the Consolidated Financial Statements......................... 24 to 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Scores Holding Company, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of Scores Holding Company, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statement of operations, stockholders' equity and cash flows for each of the years then ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scores Holding Company, Inc. as of December 31, 2005 and the results of its operations and its cash flows for each of the years then ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.



                                                    /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
May 16, 2006

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                   December 31,
                                                                       2005
                                                                   ------------

                                     ASSETS

CURRENT ASSETS:
Cash                                                               $     31,185
Notes Receivable - current portion -related party                     1,030,476
Licensee receivable - including affiliates                            1,244,888
Inventory                                                                31,715
Prepaid expenses                                                         39,648
                                                                   ------------
   Total Current Assets                                               2,377,912

FURNITURE AND EQUIPMENT, NET                                              8,763

INTANGIBLE ASSETS, NET                                                  140,750

NOTES RECEIVABLE - long term - related party                            830,894

                                                                   ------------
                                                                   $  3,358,319
                                                                   ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                             $    323,407
 Notes Payable                                                           28,965
 Related party payable                                                   11,000
 Convertible Debentures, Net of Discount                                123,300
                                                                   ------------
   Total Current Liabilities                                            486,672

COMMITMENTS & CONTINGENCIES                                                  --

STOCKHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 10,000,000 shares
   authorized, -0- issued and outstanding                                    --
Common stock, $.001 par value; 500,000,000 shares authorized,
   78,642,180 issued and outstanding, respectively                       78,642
 Additional paid-in capital                                           5,875,310
 Accumulated deficit                                                 (3,082,305)
                                                                   ------------
   Total Stockholder's equity                                         2,871,647
                                                                   ------------
                                                                   $  3,358,319
                                                                   ============

See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Year Ended December 31,
                                                    ---------------------------
                                                         2005          2004
                                                    ------------   ------------

REVENUE

   Royalty Revenue                                  $  1,413,235   $  1,239,693
   Merchandise Revenue                                   152,655         98,936
   Public relations revenue                                3,000
                                                    ------------   ------------
      Total                                            1,568,890      1,338,629

COST OF MERCHANDISE SOLD                                 120,729        194,846
                                                    ------------   ------------

GROSS PROFIT                                           1,448,161      1,143,783

GENERAL AND ADMINISTRATIVE EXPENSES                    1,223,932      1,102,218
                                                    ------------   ------------

NET INCOME FROM OPERATIONS                               224,229         41,565

INTEREST INCOME (EXPENSE)                                101,973       (153,162)
                                                    ------------   ------------


NET INCOME (LOSS) BEFORE INCOME TAXES                    326,202       (111,597)

PROVISION FOR INCOME TAXES                                 7,000             --
                                                    ------------   ------------

NET INCOME (LOSS)                                   $    319,202   $   (111,597)
                                                    ============   ============

NET INCOME (LOSS) PER SHARE
 BASIC and DILUTED                                  $       0.01   $      (0.01)
                                                    ============   ============


WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING - BASIC and DILUTED                     50,600,317      15,279,643
                                                   ============    ============

See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY


                                                                                                         Stockholders
                                              Common Stock             Additional                          Total
                                      ----------------------------       Paid in      Accumulated        (Deficit)
                                         Shares          Amount          Capital        Deficit            Equity
                                      ------------    ------------    ------------    ------------      ------------
Balance as of December 31, 2003       $ 10,109,574    $     10,110    $  5,102,756    $ (3,289,910)     $  1,822,956
                                      ------------    ------------    ------------    ------------      ------------

Issuance of shares for services          3,160,000           3,160         290,840              --           294,000


Issuance of shares according to the
  anti-dilution agreement               13,207,474          13,207         (13,207)             --                --

Conversion of debentures                 4,398,998           4,399          61,210              --            65,609


Beneficial Conversion - Debentures              --              --         250,000              --           250,000


Net loss                                                                                  (111,597)         (111,597)
                                      ------------    ------------    ------------    ------------      ------------
Balance as of December 31, 2004       $ 30,876,046    $     30,877    $  5,691,598    $ (3,401,507)        2,320,968
                                      ============    ============    ============    ============      ============

Conversion of debentures                 6,036,534           6,036          55,584                            61,620


Issuance of shares according to the
  anti-dilution agreement               30,374,600          30,375         (30,375)                               --


Issuance of shares for services         11,355,000          11,355         158,503                           169,858

Net income                                      --              --              --         319,202           319,202
                                      ------------    ------------    ------------    ------------      ------------


Balance as of December 31, 2005       $ 78,642,180    $     78,642       5,875,310      (3,082,305)        2,871,647
                                      ============    ============    ============    ============      ============


See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Year Ended December 31,
                                                         2005           2004
                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net INCOME (LOSS)                                     $  319,202    $ (111,597)

Adjustments to reconcile net loss to net cash
 provided by (used) in operating activities:
  Depreciation &Amortization                              35,000        35,000
  Valuation of beneficial conversion                          --       250,000
  Common stock and warrants issued for services          170,177       294,000
  Licensee receivable                                   (273,625)           --
  Prepaid expenses                                       (39,648)     (692,278)
  Inventory                                              (31,715)       12,555
  Interest receivable                                   (110,340)     (111,038)
  Accounts payable and accrued expenses                   43,383        87,074
                                                      ----------    ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      112,434      (236,284)
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash collected on Notes receivable                      22,000        40,000
                                                      ----------    ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                 22,000        40,000
                                                      ----------    ----------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Issuance of Debentures                                      --       250,000
  Related party payable                                  (17,760)       12,460
  Repayment of notes payable                             (85,662)      (66,012)
                                                      ----------    ----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        (103,422)      196,488
                                                      ----------    ----------

NET (DECREASE) INCREASE IN CASH                           31,012           164

CASH, beginning of the year                                  173             9
                                                      ----------    ----------

CASH, end of the year                                 $   31,185    $      173
                                                      ==========    ==========


Supplemental disclosures of cash flow information:
  Cash paid during the year for interest              $    8,316    $   13,852
  Cash paid during the year for taxes                      5,905         7,155
Non cash financing activities:
  Common stock issued for services                    $  170,177    $  290,840
  Common stock issued in connection with debenture
    conversion                                            61,620        65,400
  Beneficial conversion                                       --       250,000


See notes to consolidated financial statements.

                  SCORES HOLDING COMPANY, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED DECEMBER 31, 2005


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

Note 2 Summary of Significant Accounting Principles

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company items and transactions have been eliminated in consolidation

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents.


Inventory

Inventory consist primarily of finished goods and is valued at the lower of cost or market on a first-in first-out "FIFO" basis. In performing our cost valuation, we consider the condition and salability of our inventory and may adjust the valuation due to anticipated changes that may materially affect its basis.

Leasehold Improvements and Equipment

Leasehold improvements and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred. Depreciation is provided for over the estimated useful lives of the individual assets using straight-line methods.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2005, the Company believes that there has been no impairment of long-lived assets.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, notes receivable and notes payable approximate fair value, based on the short-term maturity of these instruments.


Royalty Receivable and Reserves

The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that best reflects an estimated of the amounts that will not be collected. In addition to reviewing any delinquent royalty receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility. A reserve as of December 31, 2005 of $50,773 was recorded.

Shipping and Handling Costs

The shipping and handling costs are included in cost of sales in the accompanying consolidated statement of income for all periods presented.

Advertising Costs

The costs of advertising are expensed as incurred. The advertising expenses for the years ended December 31, 2005 and 2004 are $73,502 and $33,226, respectively.


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


If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

--------------------------------------------------------------------------------
                               For the year ended
                                  December 31,
--------------------------------------------------------------------------------
                                            2005             2004
                                            ----             ----
--------------------------------------------------------------------------------
Net Income (loss) available to common
shareholders, as reported                $ 319,202      $ (111,597)
--------------------------------------------------------------------------------
Deduct: Stock-based compensation, net
of tax                                         -                -
                                               -                -
--------------------------------------------------------------------------------
Net loss available to common
shareholders, pro-forma                  $ 319,202      $ (111,597)
                                         ==========    ===========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Basic earnings per share:
--------------------------------------------------------------------------------
                          As reported -  $    .01        $   ( .01)
--------------------------------------------------------------------------------
                            Pro-forma -  $    .01        $    (.01)
--------------------------------------------------------------------------------


The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model, although there were no stock options issued during the above We have recorded no compensation expense for stock options granted to employees during the year ended December 31, 2005 and 2004.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

-------------------------------------------------------------------------------
                         For the year ended December 31,
-------------------------------------------------------------------------------
                                          2005                    2004
                                          ----                    ----
-------------------------------------------------------------------------------
        Risk free interest rate           4.38%                  3.75%
-------------------------------------------------------------------------------
        Expected life                   7.5 years              8.5 years
-------------------------------------------------------------------------------
        Dividend rate                     0.00%                  0.00%
-------------------------------------------------------------------------------
        Expected volatility               100%                    100%
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

Revenues earned under its royalty agreements are recorded as they are earned.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $3,700,000, which expire in the years 2015 through 2022. The related deferred tax asset of approximately $1,236,000 has been offset by a valuation allowance. The Company's net operating loss carryforwards have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

--------------------------------------------------------------------------------
                                                2005                 2004
                                                ----                 ----
--------------------------------------------------------------------------------
Deferred tax assets:
--------------------------------------------------------------------------------
Net operating loss carryforward             $ 1,200,000          $ 1,345,000
--------------------------------------------------------------------------------
Less valuation allowance                     (1,200,000)          (1,345,000)
--------------------------------------------------------------------------------
Net deferred tax asset                      $        --          $        --
--------------------------------------------------------------------------------

The reconciliation of the Company's effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2005 and 2004, as a result of the following:


--------------------------------------------------------------------------------
                                                    2005              2004
                                                   ----              ----
--------------------------------------------------------------------------------
Tax (benefit) at statutory rate               $   109,000       $  (38,000)
--------------------------------------------------------------------------------
Non deductible expenses - equity                   36,000               --
--------------------------------------------------------------------------------
Temporary timing differences                     (575,000)
--------------------------------------------------------------------------------
Permanent timing differences
--------------------------------------------------------------------------------
Sale of subsidiary                                     --          575,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Change in valuation allowance                    (145,000)          38,000
--------------------------------------------------------------------------------
                                              $        --        $      --
--------------------------------------------------------------------------------


Loss Per Share

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents (common stock warrants) were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. At December 31, 2005, there were stock options to purchase 85,000 common stock shares.

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

Concentration of Credit Risk

Currently, the Company earns royalties and merchandise revenues from seven Licensees in which, four (Chicago, Las Vegas and Ft. Lauderdale and Baltimore) are unrelated from management of the Company. During the year, revenues earned from royalties and merchandise sales from these unrelated licensees amounted to $342,442, which there is $148,419 due and outstanding as of December 31, 2005. Revenues from royalties and merchandise sales from the three related licensees based in New York and Florida was $1,091,644, which there was $1,096,469 due and outstanding as of December 31, 2005.

New Accounting Pronouncements

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

FASB 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 156 - Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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


FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion I think this should be supercedes No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

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

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management believes the effects of adopting this revision to FASB 123, will approximate recording those amounts currently reported as compensation herein on a pro-forma basis as allowed under FASB 123.


Note 3. Furniture and Equipment

At December 31, 2005, furniture and equipment consist of the following:

                                                                      2005
                                                                ---------------

           Furniture & Equipment                                $        50,000
           Less:  accumulated depreciation                              (41,237)
                                                                ---------------

                                                                $         8,763
                                                                ===============

Furniture and equipment are depreciated over 5 years. Depreciation expense for the year ended December 31, 2005 and 2004 was $10,000 and $10,000 respectively.


Note 4. Related-Party Transactions

a. Go West Entertainment, Inc.

The Company entered into an office lease agreement with Go West Entertainment, Inc., "Go West". The President and sole Director of the Company is also one of the three shareholders of Go West. See Commitments & Contingencis for the terms of such lease.

b. "Unwinding" transaction and Master License Agreement

Immediately after the closing of our transfer of Go West in 2002, we entered into a Master License Agreement (the "Master License") with Entertainment Management Systems, Inc. ("EMS"). The Master License grants to EMS the exclusive worldwide license to use and to grant sublicenses to use the "SCORES" trademarks in connection with the ownership and operation of upscale, adult-entertainment cabaret night clubs/restaurants and for the sale of merchandise by such establishments. Merchandise must relate to the nightclub that sells it, and may be sold at the nightclub, on an internet site maintained by the nightclub, by mail order and by catalogue. The term of the Master License is twenty years. EMS has the option to renew the Master License for six consecutive five-year terms. We will receive royalties equal to 4.99% of the gross revenues of all sublicensed clubs that are controlled by EMS. We will also receive royalties generated by sublicensing use of the SCORES name to adult entertainment nightclubs that are not controlled by EMS.

In consideration of all payments made by us on behalf of Go West for the construction of the club, Go West has given to us its Secured Promissory Note in the amount of $1,636,264. The principal of the Note is payable in sixty monthly installments commencing on November 1, 2003 and ending on October 1, 2008. The first twelve monthly installments are $10,000 each. The next forty-eight installments of principal are $31,289 each. Interest at the rate of 7% per annum will accrue on the unpaid balance of principal until maturity. Interest payments are due monthly with each installment of principal commencing November 1, 2003. The Note is secured by Go West's leased interest in its New York nightclub. The balance of such note receivable as of December 31, 2005 including interest was $1,861,370. Management is working on re-negotiating such payments terms to be $11,000 per month with a balloon payment, while such note is technically in default. Management believes such note is adequately secured by leaseholds and the underlying lease, although subordinated to the underlying mortgage of such property.

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

Note 5. Intangible Assets

a. Trademark

In connection with the acquisition of HEIR, as discussed above, the Company acquired the trademark to the name "SCORES". This trademark had a recorded value of $250,000. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. The Company recorded $25,000 in 2005 and $25,000 of amortization expense, in 2004. Amortization of this intangible will continue at $25,000 a year over its useful life.


Note 6. Notes Payable and Convertible Debenture


a. Convertible Debenture


a. On December 16, 2003 the Company entered into a "Loan Agreement Modification" whereby the remaining loan balance of $559,000 was forgiven for the issuance of 20,000 warrants with an exercise price of 75% of the three lowest closing bid prices per share of the Company's common stock during the forty trading days immediately preceding the date of the conversion for a term of three years. The 20,000 warrants were valued at $7,000 using the Black-Scholes method. The remaining balance of the $552,000 debt forgiven was allocated as a gain on the settlement of such debt net of the write off of the remaining $95,000 of related capitalized financing costs.

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

During 2005, there was $61,300 of principal and accrued interest converted from such Debentures for the issuance of 6,036,534 shares of common stock.

The terms of anti-dilution agreement with the major shareholders were extended as part of the execution of these debentures issued in August 2004.

Note 7.  Equity Transactions
a. In March 2004, the Company issued 750,000 shares of common stock in exchange for $147,500 of consulting services.

b. In April 2004, the Company issued 180,000 shares of common stock in exchange for $30,000 of legal services.

c. In June 2004, the Company issued 100,000 shares of common stock in exchange for $9,750 of consulting services.

d. In July 2004, the Company issued 330,000 shares of common stock in exchange for $33,000 of legal services.

e. On August 12, 2004, the Company entered into a merger agreement with Aciem Management, Inc., a New York Corporation. ("ACMI") As a result of the merger, ACMI became a wholly-owned subsidiary of the Company and all outstanding shares of ACMI's capital stock held by its sole stockholder, a former officer, were converted into shares of the Company's common stock. ACMI is a private, development stage company formed to provide operational support to owners of adult entertainment clubs. ACMI had no operations to the date of the merger. ACMI had $250,000 in cash and $250,000 in debentures as of August 12, 2004. Prior to the merger, ACMI entered into a Convertible Debenture Purchase agreement dated August 12, 2004 with HEM Mutual Assurance LLC and Highgate House LLC, pursuant to which it sold and issued convertible debentures to HEM and Highgate in an aggregate principal amount of up to $500,000 in a private placement, only $250,000 was actually funded with cash. Indirectly, the managing member of Highgate, via another limited liability company, is a member of outside legal counsel to the Company. Four debentures in the aggregate principal amount of $250,000 were issued for gross proceeds of $250,000 in cash and two additional debentures in the aggregate principal amount of $250,000 were issued in exchange for two promissory notes from HEM and Highgate in the principal amount of $250,000. Such $250,000 of promissory notes have not been recorded as an asset as collectibility is not assured, in addition the $250,000 was due upon culminating the merger with the Company on August 12, 2004 and payable at the option of HEM and/or Highgate. The Company has yet to receive such monies as of March 17, 2005. As a result of the merger, the Company has assumed the rights and obligations of ACMI in the private placement, including the gross proceeds raised through the sale of the Debentures, the note issued by HEM and Highgate to ACMI, and ACMI's obligations under the Debentures and the Purchase Agreement. The $230,000 principal amount of the debentures is now convertible into unrestricted shares of common stock. $20,000 in principal amount of the initial debentures is now convertible into unrestricted shares of common stock at conversion price of $0.01 per share. The $250,000 contingent debenture, which such monies have yet to be received, may not be converted, does not accrue interest, and is not subject to repayment at maturity unless (i) HEM and Highgate elect to fund the contingent debenture; (ii) a sufficient number of shares of common stock are then held in escrow to cover at least 200% of the number of shares that would then be necessary to satisfy the full conversion of all then outstanding converted debentures; and (iii) the Note has been paid in full by HEM and Highgate. See Note 6(b) above for the conversion terms and beneficial conversion recorded.

f. In September 2004, the Company issued 500,000 shares of common stock in exchange for $22,750 of consulting services.

g. In September 2004, the Company issued 300,000 shares of common stock in exchange for $25,000 of legal services.

h. In March 2004, June 2004, September 2004 and December 200, the Company issued 1,310,450, 489,224, 1,974,400 and 9,433,400 shares of common stock,

      respectively, in accordance with the anti-dilution provisions in the unwinding agreement or a total of 13,207,474 shares.

i. In October 2004, the Company issued 1,000,000 shares of common stock in exchange for $26,000 of consulting services.

j.    In October 2004, the Company issued 626,387, 626,413, 802,301 and 835,731 shares of common stock, respectively, in exchange for the conversion of $11,250, $11,250, $14,400 and $15,000 of debenture principal, respectively, and $25, $25, $41 and $43 of interest, respectively.

k. In December 2004, the Company issued 804,340 and 703,826 shares of common stock, respectively, in exchange for the conversion of $7,200 and $6,300 of debenture principal, respectively, and $39 and $34 of interest, respectively.

l. In January 2005, the Company issued 804,800, 804,833 and 805,063 shares of common stock, respectively, in exchange for the conversion of $7,200, $7,200 and $7,200 of debenture principal, respectively, and $44, $44 and $46 of interest, respectively.


m. In February 2005, the Company issued 352,517 shares of common stock, respectively, in exchange for the conversion of $2,800 of debenture principal, respectively, and $20 of interest respectively.

n. In March 2005, the Company issued 2,016,521 share of common stock, respectively, in exchange for the conversion of $14,400 of debenture principal, respectively, and $119 of interest respectively.

o. In March 2005, September 2005 and December 2005, the Company issued 8,394,700, 17,379,900 and 4,600,000 shares of common stock, respectively, in accordance with the anti-dilution provisions in the unwinding agreement or a total of 30,374,600 shares.

p. In June 2005, the Company issued 2,300,000 shares of common stock in exchange for $46,000 of legal services.

q. In August 2005, the Company issued 2,300,0000 shares of common stock in exchange for $31,050 of legal services.

r. During September 2005, the Company issued 4,115,000 shares of common stock in exchange for $66,408 of legal services.

s. During September 2005, the Company issued 1,252,800 shares of common stock in exchange for the conversion of $22,500 of debenture principal, respectively, and $50 of interest respectively.

t. During November 2005, the Company issued 2,640,000 shares of common stock in exchange for $26,400 of legal services.


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

Stock option activity for the two years ended December 31, 2005 is summarized as follows:

                                                              Weighted
                                                              Average
                                          Shares           Exercise Price
                                      ---------------     ---------------
  Outstanding at December 31, 2003             85,000      $          2.80
                                      ---------------     ---------------

     Granted                                       --                  --
     Exercised                                     --                  --
     Expired or cancelled                          --                  --
                                      ---------------     ---------------
  Outstanding at December 31, 2004             85,000     $          2.80
                                      ===============     ===============



     Granted                                       --                  --
     Exercised                                     --                  --
     Expired or cancelled                          --                  --
                                      ---------------     ---------------
  Outstanding at December 31, 2005             85,000    $          2.80
                                      ===============     ===============


Note 9.      Commitments & Contingencies

The Company reduced the office space being leased pursuant to the terms of the Plan. Future lease commitments are as follows:


                     2006                 $240,000
                     2007                 $240,000
                     2008                 $240,000
                     2009                 $240,000

      Rent expense for the year ended December 31, 2005 and 2004 was $240,000 and $120,000 respectively. In connection with the unwinding agreement, the Company was not responsible for the rent expense in connection with the West side club after March 31, 2003. In June 2004, the Company signed a lease with Go West Entertainment for office space located at 533-535 West 27th Street, New York, NY.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As noted in our Current Report on Form 8-K, filed March 1, 2005, we dismissed our former independent accountants and appointed Sherb & Co., LLP as our independent accountants. During our fiscal years ended December 31, 2005 and 2004, we had no disagreements with our former accountants in any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of our former accountant, would have caused them to make reference to the subject matter of the disagreements in connection with their reports on our financial statements for those years.

   As noted in our Current Report on Form 8-K, filed July 17, 2005, David Silverman resigned as the Company's Treasurer and Chief Financial Officer. There was no disagreement with the Company on any matter relating to the
Company's operations, policies or practices that led to his resignation. The Company has commenced a search for his replacement.

ITEM 8A.  CONTROLS AND PROCEDURES.

      Our principal executive officer and principal financial officer, whom is the sole officer and director of the Company evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

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

      The following table sets forth certain information, as of May 18, 2006, with respect to our directors and executive officers.

                                                                               Date of
                                                                              Election or
                                                                              Appointment
Name                  Positions Held                                 Age      as Director
----                  --------------                                 ---      -----------

Richard K. Goldring   President, Chief Executive Officer, Director    37    December 2000
Elliot Osher (1)      Secretary, Director                             46    September 2002

(1) Mr. Osher resigned as our Secretary and Director on March 27, 2006

      The following is a brief account of the business experience during the past five years or more of our director and executive officer.

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

Code of Ethics

      Due to the scope of our current operations, as of December 31, 2005, we have not adopted a Code of Ethics for financial executives, which include our principal executive officer, principal financial officer or persons performing similar functions. Our decision to not adopt such a code of ethics results from our having only a limited number of officers and directors operating as our management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2005 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2005 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2005 that received annual compensation during the fiscal year ended December 31, 2005 in excess of $100,000.


                           Summary Compensation Table

                              Annual Compensation                                     Long-Term Compensation
                              -------------------                                     ----------------------

                       Fiscal Year
                          Ended                                                         Restricted
Name and                December                               Other      Options/         Stock         LTIP       All Other
Principal Position        31,         Salary      Bonus    Compensation     SARs          Awards       Payouts   Compensation
                       -----------   --------   --------   ------------   --------      ----------    --------   ------------
Richard K. Goldring,          2005   $104,000   $ 16,000             --         --              --          --             --
Chief Executive               2004   $104,000          0              0          0               0           0              0
Officer, President            2003   $ 78,000          0              0     80,000(1)            0           0              0
                       -----------   --------   --------   ------------   --------      ----------    --------   ------------

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

Stock Option Plans

      The named executive did not participate in any of our stock option plans during the fiscal year ended December 31, 2005.

Stock Appreciation Rights

      The named executive did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2005.

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

      The named executive did not exercise any stock options or stock appreciation rights from us during the fiscal year ended December 31, 2005.

Long Term Incentive Plan Awards

      We made no long-term incentive plan awards to the named executive officer during the fiscal year ended December 31, 2005.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

      Effective July 1, 2002, we entered into a ten-year employment agreement with Richard Goldring our president and chief executive officer. This agreement was in effect until March 31, 2003. The agreement provides for Mr. Goldring to assume primary responsibility for our licensing program. The agreement provided for an initial annual salary of $260,000 which was to increase to $520,000 upon the opening of the Scores West Club as well as other benefits including, but not limited to, travel, automobile and living allowances, bonus eligibility and the right to participate in pension, health, and any other benefit programs which we may institute in the future. We are required by the agreement to obtain and maintain death and disability insurance on Mr. Goldring throughout the term of this agreement in the minimum amount of $5,000,000. The insurance has not yet been obtained by us. We are required by the agreement to apply the insurance proceed to the repurchase of Mr. Goldring's stock in our company following his death or disability, at a 20% discount from market. In the event the discounted value of such stock as at the date of death or disability is less than $1,000,000 Mr. Goldring or his estate, as the case may be, is entitled to receive $1,000,000 of the insurance proceeds. We may terminate the agreement for cause, following the effectiveness of which, Mr. Goldring's right to further compensation under the agreement shall cease. If the agreement is terminated by Mr. Goldring for good reason, or by us without cause, however, Mr. Goldring shall be entitled to receive all remaining base salary then due him under the agreement plus any previously unreimbursed travel, living or car expenses. He shall be further entitled to assume the related death and disability policy. Mr. Goldring may also terminate the agreement without good reason, following the effectiveness of which, his right to further compensation under the agreement shall cease. Notwithstanding the foregoing, in the event Mr. Goldring terminates the agreement without good reason more than three years and less than seven years after July 1, 2002, we shall be obligated to pay Mr. Goldring a $1,000,000 termination fee. Our Employment Agreement with Mr. Goldring was amended effective March 31, 2003 in connection with the Go West "unwinding" transaction to provide for an annual salary of $104,000. All other terms of the Employment Agreement remain in effect.

      Effective October 1, 2002 we entered into an employment agreement with Elliot Osher our Secretary, director of club operations and director. This agreement was in effect until March 31, 2003, when it was terminated in connection with the Go West "unwinding" transaction. The agreement provided for an initial annual salary of $260,000 which was to increase to $520,000 upon the opening of the Club as well as other benefits including, but not limited to, travel, automobile and living allowances, bonus eligibility and the right to participate in pension, health, and any other benefit programs which we may institute in the future. Our Employment Agreement with Mr. Osher was terminated effective March 31, 2003. Our accrued obligation of unpaid salary to Mr. Osher will be paid by Go West. Mr. Osher resigned as our Secretary and Director on March 27, 2006.

Compensation of Directors

      Our directors receive no compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2005, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

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



             Name and Address           Shares of Common Stock     Percentage
           of Beneficial Owner            Beneficially Owned      Ownership (1)
           -------------------            ------------------      -------------

Richard K. Goldring                              41,107,894(2)        46.5%
5 Fox Chase Drive
Watchung, NJ 07060

Elliot Osher (3)                                  8,401,938            9.5%
54 Prospect Avenue
White Plains, NY 10606

William Osher                                     8,401,938            9.5%
2955 Shell Road
Brooklyn, NY 11224



All directors and executive officers             41,107,894(2)         46.5%
as a group (1 person)

(1)   Based upon 88,383,990 shares issued and outstanding as of May 18, 2006.

(2)   Includes 1,600 shares owned by Irina Goldring, the wife of Richard
      Goldring.

(3)   Elliot Osher resigned as our director on March 27, 2006.


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

      On December 31, 2004 and 2005, we had royalty receivables of $971,263 and $1,244,888, respectively, the majority of which was due from 333 E. 60th Street, Inc. as of December 31, 2004 and as of December 31, 2005 the majority of which was due from 333 E. 60th Street, Inc., Go West, Inc and SMG Entertainment, Inc. As 333 E. 60th Street, Inc., Go West, Inc and SMG Entertainment, Inc. are under common control with us, we are mindful that those royalties receivable may take on the appearance of a prohibited loan under Section 402 of the Sarbanes-Oxley Act of 2002. We do not believe, however, that this is a prohibited loan as we are seeking to reduce the amount due under this receivable. The royalty receivable increased from these entities under common control by approximately $200,000 during the year 2005, while an additional $900,000 in revenues was in fact received from these entities during 2005. Cash flows from these entities under common control during 2004 and 2005 common control was utilized to fund the purchase, expansion and or start up costs relating to the Go West, Inc. club in New York City, NY and SMG Entertainment, Inc,. in Miami, FL, as well as the professional fees associated with the investigation by the New York District Attorneys office, which ended in April 2006. See discussion in Legal Proceeding (Item 3) for additional details on the settlement with the New York District Attorney. We believe, since there are no new clubs being opened by management and related affiliates, the cessation of the New York District Attorneys investigation and a pending sale of the Miami club, there should be a significant reduction in the outstanding royalty receivable during fiscal 2006.



ITEM 13.  EXHIBITS

Exhibits

      The following Exhibits are being filed with this Annual Report on Form 10-KSB:


--------------------------------------------------------------------------------
Exhibit
Number         Item
--------------------------------------------------------------------------------

2.1 Agreement and Plan of Reorganization between Olympus M.T.M. Corporation and The Internet Advisory Corporation*
--------------------------------------------------------------------------------
2.2 Reorganization Agreement between The Internet Advisory Corporation and Richard Goldring*
--------------------------------------------------------------------------------
2.3   Plan of Reorganization and Disclosure Statement filed in Bankruptcy Court*
--------------------------------------------------------------------------------
2.4 Acquisition Agreement among Scores Holding Company, Inc., Go West Entertainment, Inc. and its Shareholders*
--------------------------------------------------------------------------------
2.5 Agreement and Plan of Merger among HEIR Holding Company, Inc., Scores Acquisition Corp. and Scores Holding Company, Inc.*
--------------------------------------------------------------------------------
2.6 Acquisition Agreement among Scores Holding Company, Inc., Go West Entertainment, Inc. and its Shareholders (the "Unwinding" Transaction)*
--------------------------------------------------------------------------------
10.1 License Agreement between HEIR Holding Company, Inc. and Go West Entertainment, Inc.*
--------------------------------------------------------------------------------
10.2  Amendment to License Agreement dated August 15, 2001*
--------------------------------------------------------------------------------
10.3 Convertible Debenture Purchase Agreement between HEIR Holding Company, Inc. and HEM Mutual Assurance Fund, Ltd *
--------------------------------------------------------------------------------
10.4 $1,000,000 Convertible Debenture Issued to HEM Mutual Assurance Fund, Ltd by HEIR Holding Company, Inc.*
--------------------------------------------------------------------------------
10.5 Loan Agreement and Promissory Note between Scores Holding Company, Inc. and HEM Mutual Assurance Fund, Ltd*
--------------------------------------------------------------------------------
10.6 Promissory Note Issued to HEM Mutual Assurance Fund, Ltd by Scores Holding Company, Inc.*
--------------------------------------------------------------------------------
10.7 Convertible Debenture Purchase Agreement between Scores Holding Company, Inc. and HEM Mutual Assurance, LLC*
--------------------------------------------------------------------------------
10.8 Termination Warrant Issued to HEM Mutual Assurance, LLC by Scores Holding Company, Inc.*

--------------------------------------------------------------------------------
10.9 Special Registration Rights Agreement between Scores Holding Company, Inc. and HEM Mutual Assurance, LLC *
--------------------------------------------------------------------------------
10.10 Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Documents among Scores Holding Company, Inc., HEM Mutual Assurance Fund, Ltd and HEM Mutual Assurance, LLC. *
--------------------------------------------------------------------------------
10.11 Intellectual Property Assignment Agreement between Scores Holding Company, Inc. and Scores Entertainment, Inc. *
--------------------------------------------------------------------------------
10.14 Warrant to Purchase 70,000 Shares of Common Stock of Scores Holding Company, Inc. *
--------------------------------------------------------------------------------
10.15 Second Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Documents among Scores Holding Company, Inc., HEM Mutual Assurance Fund, Ltd and HEM Mutual Assurance, LLC. *
--------------------------------------------------------------------------------
10.16 Collateral Loan Agreement between Scores Holding Company, Inc. and Interauditing, Srl *
--------------------------------------------------------------------------------
10.17 Advisory Agreement Among Maximum Ventures, Inc., Jackson Steinem, Inc. and Scores Holding Company, Inc.*
--------------------------------------------------------------------------------
10.18 Employment Agreement Between Scores Holding Company, Inc. and Richard Goldring
--------------------------------------------------------------------------------
10.19 Option Agreement Between Scores Holding Company, Inc. and Richard Goldring
      *
--------------------------------------------------------------------------------
10.20 Option Agreement Between Scores Holding Company, Inc. and Elda Auerback *
--------------------------------------------------------------------------------
10.21 Promissory Note for $250,000 Issued by Scores Holding Company, Inc. to Arnold Feldman *
--------------------------------------------------------------------------------
10.22 Secured Promissory Note Issued by Go West Entertainment, Inc. to Scores Holding Company, Inc. *
--------------------------------------------------------------------------------
10.23 Master License Agreement between Scores Holding Company, Inc. and Entertainment Management Systems, Inc. *
--------------------------------------------------------------------------------
10.24 Revised Employment Agreement Between Scores Holding Company, Inc. and Richard Goldring *
--------------------------------------------------------------------------------
10.25 Amendment to Intellectual Property Agreement between Scores Holding Company, Inc. and Scores Entertainment, Inc. *
--------------------------------------------------------------------------------
10.26 Loan Modification Agreement between Scores Holding Company, Inc. and HEM Mutual Assurance Fund Limited *
--------------------------------------------------------------------------------
10.27 Agreement and Plan of Merger, dated August 12, 2004, between SCRH Acquisition Corp. and Aciem Management, Inc. *
--------------------------------------------------------------------------------
10.28 Sublicense Agreement, dated June 13, 2003, between Entertainment Management Services, Inc. and Stone Park Entertainment*
--------------------------------------------------------------------------------
10.29 Sublicense Agreement, dated February 27, 2004, between Entertainment Management Services, Inc. and Club 2000 Eastern Avenue, Inc.*
--------------------------------------------------------------------------------
10.30 Sublicense Agreement between Entertainment Management Services, Inc. and SMG Entertainment, Inc.*
--------------------------------------------------------------------------------
10.31 Sublicense Agreement, dated July 27, 2004, between Entertainment Management Services, Inc. and DBD Management, Inc.*
--------------------------------------------------------------------------------
10.32 Sublicense Agreement, dated March 31, 2003, between Entertainment Management Services, Inc. and Go West Entertainment, Inc.*
--------------------------------------------------------------------------------
16    Letter, dated February 28, 2005, from Radin, Glass &Co., LLP*
--------------------------------------------------------------------------------
21 Subsidiaries - As of March 24, 2005, we had three subsidiaries: Scores Licensing Corp., Scores Acquisition Corp. and Aciem Management, Inc.
--------------------------------------------------------------------------------
31.1  Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
--------------------------------------------------------------------------------
31.2  Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
--------------------------------------------------------------------------------
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

*     Previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.


(1)   Audit Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $12,500 and $10,000 respectively.


(2)   Audit Related Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for audit related fees for fiscal years 2005 and 2004 were $0 and $0, respectively.


(3)   Tax Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the preparation of the registrant's tax returns, including tax planning for fiscal years 2005 and 2004 were $0 and $0, respectively.


(4)   All Other Fees

No other fees were paid to Sherb & Co., LLP for fiscal years 2005 and 2004.

(5)   Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Sherb & Company for fiscal year 2005 and 2004.

(6) Audit Work Attributed to Persons Other than Sherb & Co., LLP's Full-time, Permanent Employees.

Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 19, 2006                     SCORES HOLDING COMPANY INC.



                                        By: /s/ Richard K. Goldring
                                            -----------------------------
                                            Richard K. Goldring
                                            Chairman, Chief Executive Officer,
                                            President and Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                           DATE

/s/ Richard K. Goldring
 --------------------------
Richard K. Goldring                Chairman, President             May 19, 2006
                                   and Chief Executive Officer


Board of Directors


/s/ Richard K. Goldring
 -----------------------
Richard K. Goldring                Director                        May 19, 2006

--------------------------------------------------------------------------------
Exhibit
Number         Item
--------------------------------------------------------------------------------

2.1 Agreement and Plan of Reorganization between Olympus M.T.M. Corporation and The Internet Advisory Corporation*
--------------------------------------------------------------------------------
2.2 Reorganization Agreement between The Internet Advisory Corporation and Richard Goldring*
--------------------------------------------------------------------------------
2.3   Plan of Reorganization and Disclosure Statement filed in Bankruptcy Court*
--------------------------------------------------------------------------------
2.4 Acquisition Agreement among Scores Holding Company, Inc., Go West Entertainment, Inc. and its Shareholders*
--------------------------------------------------------------------------------
2.5 Agreement and Plan of Merger among HEIR Holding Company, Inc., Scores Acquisition Corp. and Scores Holding Company, Inc.*
--------------------------------------------------------------------------------
2.6 Acquisition Agreement among Scores Holding Company, Inc., Go West Entertainment, Inc. and its Shareholders (the "Unwinding" Transaction)*
--------------------------------------------------------------------------------
10.1 License Agreement between HEIR Holding Company, Inc. and Go West Entertainment, Inc.*
--------------------------------------------------------------------------------
10.2  Amendment to License Agreement dated August 15, 2001*
--------------------------------------------------------------------------------
10.3 Convertible Debenture Purchase Agreement between HEIR Holding Company, Inc. and HEM Mutual Assurance Fund, Ltd *
--------------------------------------------------------------------------------
10.4 $1,000,000 Convertible Debenture Issued to HEM Mutual Assurance Fund, Ltd by HEIR Holding Company, Inc.*
--------------------------------------------------------------------------------
10.5 Loan Agreement and Promissory Note between Scores Holding Company, Inc. and HEM Mutual Assurance Fund, Ltd*
--------------------------------------------------------------------------------
10.6 Promissory Note Issued to HEM Mutual Assurance Fund, Ltd by Scores Holding Company, Inc.*
--------------------------------------------------------------------------------
10.7 Convertible Debenture Purchase Agreement between Scores Holding Company, Inc. and HEM Mutual Assurance, LLC*
--------------------------------------------------------------------------------
10.8 Termination Warrant Issued to HEM Mutual Assurance, LLC by Scores Holding Company, Inc.*
--------------------------------------------------------------------------------
10.9 Special Registration Rights Agreement between Scores Holding Company, Inc. and HEM Mutual Assurance, LLC *
--------------------------------------------------------------------------------
10.10 Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Documents among Scores Holding Company, Inc., HEM Mutual Assurance Fund, Ltd and HEM Mutual Assurance, LLC. *
--------------------------------------------------------------------------------
10.11 Intellectual Property Assignment Agreement between Scores Holding Company, Inc. and Scores Entertainment, Inc. *
--------------------------------------------------------------------------------
10.14 Warrant to Purchase 70,000 Shares of Common Stock of Scores Holding Company, Inc. *
--------------------------------------------------------------------------------
10.15 Second Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Documents among Scores Holding Company, Inc., HEM Mutual Assurance Fund, Ltd and HEM Mutual Assurance, LLC. *
--------------------------------------------------------------------------------
10.16 Collateral Loan Agreement between Scores Holding Company, Inc. and Interauditing, Srl *
--------------------------------------------------------------------------------
10.17 Advisory Agreement Among Maximum Ventures, Inc., Jackson Steinem, Inc. and Scores Holding Company, Inc.*
--------------------------------------------------------------------------------
10.18 Employment Agreement Between Scores Holding Company, Inc. and Richard Goldring
--------------------------------------------------------------------------------
10.19 Option Agreement Between Scores Holding Company, Inc. and Richard
      Goldring*
--------------------------------------------------------------------------------
10.20 Option Agreement Between Scores Holding Company, Inc. and Elda Auerback *
--------------------------------------------------------------------------------
10.21 Promissory Note for $250,000 Issued by Scores Holding Company, Inc. to Arnold Feldman *
--------------------------------------------------------------------------------
10.22 Secured Promissory Note Issued by Go West Entertainment, Inc. to Scores Holding Company, Inc. *
--------------------------------------------------------------------------------
10.23 Master License Agreement between Scores Holding Company, Inc. and Entertainment Management Systems, Inc. *
--------------------------------------------------------------------------------
10.24 Revised Employment Agreement Between Scores Holding Company, Inc. and Richard Goldring *
--------------------------------------------------------------------------------
10.25 Amendment to Intellectual Property Agreement between Scores Holding Company, Inc. and Scores Entertainment, Inc. *
--------------------------------------------------------------------------------
10.26 Loan Modification Agreement between Scores Holding Company, Inc. and HEM Mutual Assurance Fund Limited *
--------------------------------------------------------------------------------
10.27 Agreement and Plan of Merger, dated August 12, 2004, between SCRH Acquisition Corp. and Aciem Management, Inc. *
--------------------------------------------------------------------------------
10.28 Sublicense Agreement, dated June 13, 2003, between Entertainment Management Services, Inc. and Stone Park Entertainment*
--------------------------------------------------------------------------------
10.29 Sublicense Agreement, dated February 27, 2004, between Entertainment Management Services, Inc. and Club 2000 Eastern Avenue, Inc.*
--------------------------------------------------------------------------------

10.30 Sublicense Agreement between Entertainment Management Services, Inc. and SMG Entertainment, Inc.*
--------------------------------------------------------------------------------
10.31 Sublicense Agreement, dated July 27, 2004, between Entertainment Management Services, Inc. and DBD Management, Inc.*
--------------------------------------------------------------------------------
10.32 Sublicense Agreement, dated March 31, 2003, between Entertainment Management Services, Inc. and Go West Entertainment, Inc.*
--------------------------------------------------------------------------------
16    Letter, dated February 28, 2005, from Radin, Glass &Co., LLP*
--------------------------------------------------------------------------------
21 Subsidiaries - As of March 24, 2005, we had three subsidiaries: Scores Licensing Corp., Scores Acquisition Corp. and Aciem Management, Inc.
--------------------------------------------------------------------------------
31.1  Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
--------------------------------------------------------------------------------
31.2  Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
--------------------------------------------------------------------------------
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

*     Previously filed.