Form 10QSB
period 2006-03-31
SCORES HOLDING CO INC
filed 2006-05-22
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: March 31, 2006


      [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to __________________

                         Commission file number 000-16665


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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 88,383,880 May 18, 2006

Transitional Small Business Disclosure Format (check one). Yes [_] No [X]

                           Scores Holding Company Inc.
                                 March 31, 2006
                         Quarterly Report on Form 10-QSB


                                Table of Contents
                                                                            Page

Special Note Regarding Forward Looking Statements..............................3

                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements..................................................8

Item  2. Management's Discussion and Analysis or Plan of Operation............11

Item  3. Controls and Procedures..............................................12

                           PART II - OTHER INFORMATION
Item  1. Legal Proceedings....................................................13

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds..........13

Item  6. Exhibits.............................................................14

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS                                            Page
                                                                            ----

            Consolidated Balance Sheets as of March 31, 2006
            (unaudited) and December 31, 2005..................................5

            Consolidated Statements of Operations for the
            three months ended March 31, 2006 and March 31,
            2005 (unaudited)...................................................6

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 2006 and March 31,
            2005 (unaudited)...................................................7

            Notes to Consolidated Financial Statements
            (unaudited)........................................................8

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                  March 31,     December 31,
                                                                    2006            2005
                                                                ------------    ------------
                                                                 (unaudited)     (audited)
                                     ASSETS
CURRENT ASSETS:
Cash                                                            $     24,252    $     31,185
Notes Receivable - current portion -related party                  1,089,650       1,030,476
Licensee Receivable - including affiliates                         1,346,168       1,244,888
Prepaid expenses                                                      42,984          39,648
Inventory                                                             40,694          31,715
                                                                ------------    ------------
Total current Assets                                               2,543,748       2,377,912

FURNITURE AND EQUIPMENT, NET                                           6,263           8,763

INTANGIBLE ASSETS, NET                                               134,500         140,750

NOTES RECEIVABLE - long term - related party                         776,105         830,894

                                                                ------------    ------------
                                                                $  3,460,616    $  3,358,319
                                                                ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                           $    242,159    $    323,407
Related party payable                                                 10,500          11,000
Notes Payable                                                              0          28,965
Convertible Debentures, Net of Discount                              110,450         123,300
                                                                ------------    ------------
Total Current Liabilities                                            363,109         486,672


COMMITMENTS & CONTINGENCIES                                               --              --

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 10,000,000 shares
      authorized, -0- issued and outsatanding                             --              --
Common stock, $.001 par value; 500,000,000 shares authorized,
88,383,880 and 78,642,188 issued and outstanding,
respectively                                                          88,384          78,642
Additional paid-in capital                                         5,878,698       5,875,310
Accumulated deficit                                               (2,869,575)    (3,082,305)
                                                                ------------    ------------
Total stockholder's equity                                         3,130,976       2,871,647
                                                                ------------    ------------
                                                                $  3,460,616    $  3,358,319
                                                                ============    ============

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three months ended March 31,
                                                    2006              2005
                                               ---------------   ---------------
                                                 (unaudited)       (unaudited)
REVENUES
   Royalty revenue                             $       440,126   $       305,866
   Merchandise revenue                                  16,447            25,955
   Public relations revenue                              3,000                --
                                               ---------------   ---------------
   Total                                               459,573           331,821

COST OF MERCHANDISE SOLD                                13,158            26,582
                                               ---------------   ---------------

GROSS PROFIT                                           446,415           305,239

GENERAL AND ADMINISTRATIVE EXPENSES                    260,988           226,676
                                               ---------------   ---------------
NET INCOME FROM OPERATIONS                             185,427            78,563

INTEREST INCOME/EXPENSE NET                             27,304            22,838
                                               ---------------   ---------------

NET INCOME BEFORE INCOME TAXES                         212,731           101,401

PROVISION FOR INCOME TAXES                                   0             5,000
                                               ---------------   ---------------
NET INCOME                                     $       212,731   $        96,401
                                               ===============   ===============

NET INCOME PER SHARE -
   Basic and Diluted                           $             0   $             0
                                               ===============   ===============

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - Basic and diluted                     85,462,370        36,996,168
                                               ===============   ===============

                      SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                      Three months ended March31,
                                                                     ------------   ------------
                                                                         2006           2005
                                                                     ------------   ------------
                                                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $    212,731   $     96,401

Adjustments to reconcile net loss to net
   cash provided by (used) in operating activites:
      Depreciation & Amortization                                           8,750          8,750
      Prepaid expenses                                                     (3,336)      (128,554)
      Licensee receivable                                                 101,280           --
      Inventory                                                            (8,979)          --
      Interest receivable                                                 (27,585)       (27,585)
      Accounts payable and accrued expenses                               (80,969)        75,838
                                                                     ------------   ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (668)        24,850
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash collected on notes receivable                                   23,200           --
                                                                     ------------   ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  23,200           --
                                                                     ------------   ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
      Related party payable                                                  (500)           900
      Repayment of notes payable                                          (28,965)       (25,750)
                                                                     ------------   ------------

NET CASH USED IN FINANCING ACTIVITIES                                     (29,465)       (24,850)
                                                                     ------------   ------------

NET DECREASE IN CASH                                                       (6,933)          --

CASH, beginning of the period                                              31,185            173
                                                                     ------------   ------------

CASH, end of the period                                              $     24,252   $        173
                                                                     ============   ============

Supplemental disclosures of cash flow information:
      Cash paid during the year for interest                         $        280   $      3,290
      Cash paid during the year for taxes                                    --            5,905
Non cash financing activities:
      Common stock issued in connection with debenture conversion    $     12,850   $      4,782

                  Scores Holding Company Inc. and Subsidiaries


                   Notes To Consolidated Financial Statements
                                   (Unaudited)


PART  I. FINANCIAL INFORMATION


Item  1. Financial Statements



Note  1: Basis of Presentation

      1. The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note  2: Summary of Significant Accounting Principles

Stock based compensation plans -

We previously accounted for stock-based compensation issued to our employees under Accounting Principles Board Opinion 25, (APB 25). Accordingly, no compensation costs for stock options issued to employees, which was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used would have been presented for the three months ended March 31, 2005, in accordance with the Company's adoption of SFAS 123(R), if the Company had issued any such options during the quarter.

For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. The Company did not issue any options or warrants in each of the quarters ended, presented, hence there was no compensation costs to record for the quarter ended March 31, 2006 or to present on a pro forma basis for the quarter ended March 31, 2005.

Concentration of Credit Risk

Currently, the Company earns royalties and merchandise revenues from seven Licensees in which, four (Chicago, Las Vegas and Ft. Lauderdale and Baltimore) are unrelated from management of the Company. During the quarter, revenues earned from royalties and merchandise sales from these unrelated licensees amounted to $167,098, which there is $46,091 due and outstanding as of March 31, 2006. Revenues from royalties and merchandise sales from the three related licensees based in New York and Florida was $289,475, which there was $1,300,077 due and outstanding as of March 31, 2006.


Note  3: Equity Transactions

On January 27, 2006, the Company issued 3,841,700 shares of common stock in exchange for the conversion of $12,850 of debenture principal and $281 of interest, respectively.

On January 27, 2006, the Company issued 5,900,000 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.


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


Note  5 - Related party Receivable

The notes receivable amount current and long term portion, including accrued interest amounts to $1,865,755 such amount relates to a secured receivable from the Go West night club which is partially owned and operated by the CEO of the Company. Payments in the amount of $23,200 have been made on this outstanding balance through March 31, 2006; however, management is re-negotiating the payment terms and continues to pay $11K monthly of principle and interest, which is less than the required monthly payments due per the note and technically in default. Management believes such balance due is adequately secured by leaseholds and the underlying lease, although subordinated to the underlying mortgage of such property. The Company has not received any payments in royalties form the Go West night club during the three months ended March 31, 2006, although $60,000 of rent payments by the Company for the lease of office space from the Go West has been applied to the royalties earned from Go West.

Included in the royalty receivable is $1,097,788 from the 333 night club, which is partially owned and operated by the CEO of the Company. The Company has not received any royalty payments during the three months ended March 31, 2006. In addition, the Company has agreed on a plan to pay an additional $20K per month towards the balance of the prior quarters' outstanding royalty receivable of which we received $50,000. There were no royalties due during the quarter ended March 31, 2006.

Note  6 - Sub-licensees

On March 15, 2006, Scores Baltimore "D/B/A Club 2000 Eastern Avenue, Inc." commenced its operations pursuant to an agreement made with Entertainment Management Services, Inc. on February 27, 2004. There are no royalties due during the quarter ended March 31, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

REVENUES:

Revenues increased 39 percent to $459,573 for the three months ended March 31, 2006 (the "2006 period") from $331,821 for the three months ended March 31, 2005 (the "2005 period"). The increase was primarily due to additional royalties earned from our newly acquired Las Vegas licensee which accounts for approximately 26 percent of our overall revenue in the 2006 period. Revenues from our Go West licensee increased 12 percent and revenues decreased 40 percent from our 333 East "Marquee" licensee. The decrease at the 333 East licensee was partially offset by an increase in admissions at our Go West licensee.

OPERATING EXPENSES:

Operating expenses for the 2006 and 2005 periods were $260,988 and $226,676 respectively. During the 2006 period we incurred $24,000 of additional variable cost that relates to public relations, business development, rent, salaries, travel and other cost that relates to the grand opening of our Baltimore licensee in February 2006 and the anticipated opening of our Philadelphia licensee by year end 2006. Other costs were legal fees during the 2006 period.

INTEREST INCOME (EXPENSE) - NET:

Interest income is presented net of interest expense for the 2006 period and 2005 period respectively. Interest income is accrued and amounted to $27,585 and $27,585 for the 2006 and 2005 period ended respectively. Interest income is due primarily in consideration of a secured promissory note issue from Go West based on an agreement in March 2003 to unwind our acquisition of Go West in March 2002.

Interest expense is due primarily from the issuance of long-term debentures and notes payable. Interest expense decreased to $280 for the 2006 period from $4,747 for 2005 period.

Provision for Income Taxes:

Although the Company had net profits during the 2006 period, the provision for income taxes related primarily to average assets and capital which was not impacted by net operating losses.

Net Income (per share):

Net income was $212,731 or $0.00 per share for the 2006 period versus a net income of $96,401 or $0.00 per share for the 2005 period. The increase was due primarily to the additional royalty revenue earned during the 2006 period from the Las Vegas sub-licensee which amounted to approximately to $120,000. Net income per share data for both the 2006 and 2005 period is based on net income available to common shareholders divided by the weighted average of the common shares.

      We recognize revenues as they are earned, not necessarily as they are collected. Cost of goods sold relates to the merchandise sold. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, payroll taxes, postage, professional fees, rent, telephone and travel.

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of March 31, 2006 we had an accumulated deficit of $(2,369,575). As of March 31, 2006, we had total current assets of $2,543,748 and total current liabilities of $363,109 or working capital of $2,180,639. At December 31, 2005, we had total current assets of $2,377,912 and total current liabilities of $486,672 or working capital of $1,891,240. Such working capital amount may decrease upon renegotiating the amounts due from the Go West note receivable by a significant amount of up to $900,000 as such amount would be reclassed to the long term portion. The increase in current assets is due to the royalty receivable due from the licensees and the increase in the loan payments due from Go West Entertainment within the next 12 months. We currently have no material commitments. The increase in the amount of our working capital is primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the unwinding of Go West Entertainment and the steady flow of income from our licensees.

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

ITEM  3. CONTROLS AND PROCEDURES

      Our principal executive officer and principal financial officer, whom is the sole officer and director of the Company, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer, whom is the sole officer and director of the Company, has concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

      During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

On March 31, 2006, Richard K. Goldring, president, chief executive officer, acting principal financial officer and our principal shareholder, entered a plea of guilty to one count of Offering a False Instrument for Filing in the First Degree pursuant to a plea agreement with the District Attorney of the County of New York (the "DA"). In the event that within one year of the date of the entry of the guilty plea, Mr. Goldring resigns from all "control management positions" he holds in publicly traded companies, including us, and divests himself of all "control ownership positions" in publicly traded companies, including us, and satisfies other conditions, the DA will recommend a sentence of probation. The plea agreement resolves the DA's investigation against Mr. Goldring and us. No charges were brought against us.

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

On January 27, 2006, the Company issued 5,900,000 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement. These shares were issued to Goldring and the Oshers pursuant to the "anti-dilution" provisions of the Acquisition Agreement dated March 31, 2003, among Go West Entertainment, Inc., Goldring, the Oshers' and us. Goldring and the Oshers' did not pay to us any consideration for these shares. The shares were issued under the exemption from registration provided in section 4(2) of the Securities Act of 1933.

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

                                    Scores Holding Company Inc.

Dated: May 22, 2006                 By: /s/ Richard Goldring
                                        ----------------------------
                                        Richard Goldring
                                        President, Chief Executive Officer