Form 10QSB/A
period 2006-03-31
SCORES HOLDING CO INC
filed 2006-06-16
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended: March 31, 2006


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

                        Commission file number 000-16665


                           Scores Holding Company Inc.
                           ---------------------------

        (Exact name of small business issuer as specified in its charter)

                        Utah                           87-0426358
                        ----                           ----------
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

                                                                  Yes [X] No [_]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 144,185,026 June 2, 2006

Transitional Small Business Disclosure Format (check one). Yes [_] No [X]

                           Scores Holding Company Inc.
                                 March 31, 2006
                        Quarterly Report on Form 10-QSB/A


                                Table of Contents
                                                                            Page

Special Note Regarding Forward Looking Statements...............................



                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements....................................................



Item 2. Management's Discussion and Analysis or Plan of Operation...............



Item 3. Controls and Procedures.................................................



                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.......................................................



Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.............



Item 6. Exhibits................................................................

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS                                            Page
                                                                            ----

            Consolidated Balance Sheets as of March 31, 2006
            (unaudited) and December 31, 2005..................................

            Consolidated Statements of Operations for the
            three months ended March 31, 2006 and March 31,
            2005 (unaudited)...................................................

            Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and March 31,
            2005 (unaudited)...................................................

            Notes to Consolidated Financial Statements
            (unaudited)........................................................

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                   March 31,     December 31,
                                                                     2006            2005
                                                                ------------    ------------
                                                                 (Unaudited)
                                                                  (Restated)       (Audited)

                                     ASSETS
CURRENT ASSETS:
Cash                                                             $    24,252     $    31,185
Notes Receivable - current portion -related party                  1,089,650       1,030,476
Licensee Receivable - including affiliates                         1,346,168       1,244,888
Prepaid expenses                                                      42,984          39,648
Inventory                                                             40,694          31,715
                                                                 -----------     -----------
Total current Assets                                               2,543,748       2,377,912

FURNITURE AND EQUIPMENT, NET                                           6,263           8,763

INTANGIBLE ASSETS, NET                                               134,500         140,750

NOTES RECEIVABLE - long term - related party                         776,105         830,894

                                                                 -----------     -----------
                                                                 $ 3,460,616     $ 3,358,319
                                                                 ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                            $   241,060     $   323,407
Related party payable                                                 10,500          11,000
Notes Payable                                                              0          28,965
Convertible Debentures, Net of Discount                               60,450         123,300
                                                                 -----------     -----------
Total Current Liabilities                                            312,010         486,672


COMMITMENTS & CONTINGENCIES                                               --              --

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 10,000,000 shares
      authorized, -0- issued and outstanding                              --              --
Common stock, $.001 par value; 500,000,000 shares authorized,
130,488,006 and 78,642,188 issued and outstanding,
respectively                                                         130,488          78,642
Additional paid-in capital                                         5,887,693       5,875,310
Accumulated deficit                                               (2,869,575)     (3,082,305)
                                                                 -----------     -----------
Total stockholder's equity                                         3,148,606       2,871,647
                                                                 -----------     -----------
                                                                 $ 3,460,616     $ 3,358,319
                                                                 ===========     ===========

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three months ended March 31,
                                                2006                2005
                                           ------------        ------------
                                            (Unaudited)
                                            (Restated)          (Unaudited)
REVENUES
   Royalty revenue                         $    440,126        $    305,866
   Merchandise revenue                           16,447              25,955
   Public relations revenue                       3,000                  --
                                           ------------        ------------
   Total                                        459,573             331,821

COST OF MERCHANDISE SOLD                         13,158              26,582
                                           ------------        ------------

GROSS PROFIT                                    446,415             305,239

GENERAL AND ADMINISTRATIVE EXPENSES             260,988             226,676
                                           ------------        ------------
NET INCOME FROM OPERATIONS                      185,427              78,563

INTEREST INCOME/EXPENSE NET                      27,304              22,838
                                           ------------        ------------

NET INCOME BEFORE INCOME TAXES                  212,731             101,401

PROVISION FOR INCOME TAXES                            0               5,000
                                           ------------        ------------
NET INCOME                                 $    212,731        $     96,401
                                           ============        ============

NET INCOME PER SHARE -
   Basic and Diluted                       $          0        $          0
                                           ============        ============

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - Basic and diluted             109,430,378          36,996,168
                                           ============        ============

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    Three months ended March31,
                                                                     ---------     ---------
                                                                        2006          2005
                                                                     ---------     ---------
                                                                    (Unaudited)
                                                                     (Restated)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 212,731     $  96,401

Adjustments to reconcile net loss to net
   cash provided by (used) in operating activities:
      Depreciation &Amortization                                         8,750         8,750
      Prepaid expenses                                                  (3,336)     (128,554)
      Licensee receivable                                             (101,280)           --
      Inventory                                                         (8,979)           --
      Interest receivable                                              (27,585)      (27,585)
      Accounts payable and accrued expenses                            (80,969)       75,838
                                                                     ---------     ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (668)       24,850
                                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash collected on notes receivable                                23,200            --
                                                                     ---------     ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                               23,200            --
                                                                     ---------     ---------

CASH PROVIDED BY FINANCING ACTIVITIES:
      Related party payable                                               (500)          900
      Repayment of notes payable                                       (28,965)      (25,750)
                                                                     ---------     ---------

NET CASH USED IN FINANCING ACTIVITIES                                  (29,465)      (24,850)
                                                                     ---------     ---------

NET DECREASE IN CASH                                                    (6,933)           --

CASH, beginning of the period                                           31,185           173
                                                                     ---------     ---------

CASH, end of the period                                              $  24,252     $     173
                                                                     =========     =========

Supplemental disclosures of cash flow information:
      Cash paid during the year for interest                         $   1,379     $   3,290
      Cash paid during the year for taxes                                   --         5,905
Non cash financing activities:
      Common stock issued in connection with debenture conversion    $  62,850     $   4,782

                  Scores Holding Company Inc. and Subsidiaries


                   Notes To Consolidated Financial Statements
                                   (Unaudited)


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


Note 1: Basis of Presentation

      1. The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB/A and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. The Company did not issue any options or warrants in each of the quarters ended, presented, hence there was no compensation costs to record for the quarter ended March 31, 2006 or to present on a pro forma basis for the quarter ended March 31,2005.

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

On February 8, 2006, the Company issued 15,029,118 shares of common stock in exchange for the conversion of $50,000 of debenture principal and $1,099 of interest, respectively.

On June 2, 2006, the Company issued 27,075,002 retroactive to February 8, 2006, shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement .

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

Note 7 - Restatement

On May 31, 2006, Scores Holding Company ("the Company") informed the auditors that the previously filed 10-QSB for the quarter ended March 31, 2006 should not be relied upon and restated because a transaction to convert $51,099 of debenture principle and accrued interest into 15,029,118 shares of common stock was not recorded nor disclosed by the Company from February 8, 2006. This debt conversion was not recorded, based on the belief that in order to be effective, the conversion notice released by Gottbetter & Partners ("Escrow agent"), needed to be signed. As a result, this caused a miscommunication between the Company and the Escrow Agent by which the Company was under the impression that the conversion was pending and hence deemed ineffective.

In addition to the debt conversion, Richard Goldring, Elliott Osher and William Osher (the "Purchasers") have a right to receive an aggregate 26,250,000 shares and maintain a 63% interest in the Company pursuant to the "Anti-dilution" provision of an Acquisition Agreement dated March 31, 2003. This does not include approximately 825,000 of anti-dilution shares incorrectly calculated by the Company from debt converted in the amount of $13,131 of both debenture principal and accrued interest in exchange for 3,841,700 shares common stock on January 27, 2006.

As a result the balance sheet for the quarter ended March 31, 2006 10QSB has been restated to reflect the increase in total number of issued and outstanding common shares by 42,104,118, the increase in paid in capital by $8,995 and the decrease in total current liabilities to $51,099 respectively.

Supplemental disclosures in the statement of cash flows for the quarter ended March 31, 2006 were restated to increase cash paid for interest to $1,379 and common stock issued in connection with debenture conversions to 62,850.

Except for the increase to the weighted average shares outstanding to be 109,430,378 to compute earning per share, the consolidated statement of operations for the quarter ended March 31, 2006 10QSB was not restated as a result of these changes.


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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of March 31, 2006 we had an accumulated deficit of $(2,869,575). As of March 31, 2006, we had total current assets of $2,543,748 and total current liabilities of $312,010 or working capital of $2,231,738. At December 31, 2005, we had total current assets of $2,377,912 and total current liabilities of $486,672 or working capital of $1,891,240. Such working capital amount may decrease upon renegotiating the amounts due from the Go West note receivable by a significant amount of up to $900,000 as such amount would be reclassed to the long term portion. The increase in current assets is due to the royalty receivable due from the licensees and the increase in the loan payments due from Go West Entertainment within the next 12 months. We currently have no material commitments. The increase in the amount of our working capital is primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the unwinding of Go West Entertainment and the steady flow of income from our licensees.

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


ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer, who also acts as our acting principal accounting officer and is the Company's sole officer and director, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for the period covered by this report. Based on this evaluation, the Company's principal executive officer and acting principal accounting officer has concluded that the Company's controls and procedures are not effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

The controls over shares of its common stock held in escrow require improvement, since shares were recently released from escrow for debt converted into shares of common stock without the Company recording the conversion of such debt to equity. Accordingly the Form 10-QSB for the quarter ended March 31, 2006 has been restated for this matter.

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls. Based on the understatement of the number of issued and outstanding shares during the period covered by this report, we are reviewing our internal controls to tighten and improve them.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended March 31, 2006, the Company issued 5,900,000 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement. These shares were issued to Goldring and the Oshers pursuant to the "anti-dilution" provisions of the Acquisition Agreement dated March 31, 2003, among Go West Entertainment, Inc., Goldring, the Oshers' and us. Goldring and the Oshers' did not pay to us any consideration for these shares. The shares were issued under the exemption from registration provided in section 4(2) of the Securities Act of 1933.

Pursuant to debentures issued by the Company in August of 2004, the Company issued 3,841,700 shares of common stock to HEM Mutual Assurance, LLC in exchange for the conversion of $12,850 of principal and $281 of interest on the debentures on January 27, 2006. On February 8, 2006, the Company issued 15,029,118 shares of common stock to HEM Mutual Assurance, LLC in exchange for the conversion of $50,000 of debenture principal and $1,099 of interest. The shares were issued under the exemption from registration provided in section 4(2) of the Securities Act of 1933.

As a result of the issuance of shares of common stock pursuant under the conversion of the debentures on February 8, 2006, Goldring and the Oshers became entitled to receive an aggregate of 26,250,000 shares of common stock pursuant to the anti-dilution provisions of the Acquisition Agreement. In addition, Goldring and the Oshers became entitled in the quarter ended March 31, 2006 to receive an aggregate of approximately 825,000 pursuant to the anti-dilution provisions of the Acquisition Agreement as the result of an incorrect calculation by the Company of debentures converted on January 27, 2006. Although these shares were not issued to the Goldring and the Oshers during the quarter ended March 31, 2006, the Company counts these shares in the preparation of its financial data as issued during the quarter that they became entitled to receive them and not on the date that they are actually issued.

ITEM 6. EXHIBITS

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

                                     Scores Holding Company Inc.

Dated: June 15, 2006                 By: /s/ Richard Goldring
                                        ----------------------------------
                                        Richard Goldring
                                        President, Chief Executive Officer