Form 10QSB
period 2006-06-30
SCORES HOLDING CO INC
filed 2006-08-08
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: June 30, 2006


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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 146,185,026 as of August 4, 2006

Transitional Small Business Disclosure Format (check one). Yes [_] No [X]

                           Scores Holding Company Inc.
                                  June 30, 2006
                         Quarterly Report on Form 10-QSB


                                Table of Contents
                                                                            Page

Special Note Regarding Forward Looking Statements..............................3


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements...................................................5


Item 2. Management's Discussion and Analysis or Plan of Operation..............9


Item 3. Controls and Procedures...............................................11


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.....................................................11


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........12


Item 6. Exhibits..............................................................12

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS                                            Page
                                                                            ----

            Consolidated Balance Sheets as of June 30, 2006
            (unaudited) and December 31, 2005..................................5

            Consolidated Statements of Operations for the
            Six and three months ended June 30, 2006 and June 30,
            2005 (unaudited)...................................................6

            Consolidated Statements of Cash Flows for the six months ended
            June 30, 2006 and June 30, 2005 (unaudited)........................7

            Notes to Consolidated Financial Statements
            (unaudited)........................................................8

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                   June 30,      December 31,
                                                                     2006            2005
                                                                 -----------     -----------
                                                                  (Unaudited)     (Audited)

                                     ASSETS
CURRENT ASSETS:
Cash                                                             $    80,283     $    31,185
Notes receivable - current portion -related party                  1,103,112       1,030,476
Licensee receivable - including affiliates                         1,527,931       1,244,888
Prepaid expenses                                                      58,970          39,648
Inventory                                                             35,996          31,715
                                                                 -----------     -----------
Total current Assets                                               2,806,292       2,377,912

FURNITURE AND EQUIPMENT, NET                                           3,763           8,763

INTANGIBLE ASSETS, NET                                               128,250         140,750

NOTES RECEIVABLE - long term - related party                         743,827         830,894

                                                                 -----------     -----------
                                                                 $ 3,682,132     $ 3,358,319
                                                                 ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                            $   160,500     $   323,407
Related party payable                                                  9,600          11,000
Notes payable                                                              0          28,965
Convertible debentures, net of discount                               26,400         123,300
                                                                 -----------     -----------
Total Current Liabilities                                            196,500         486,672


COMMITMENTS & CONTINGENCIES                                               --              --

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 10,000,000 shares
      authorized, -0- issued and outstanding                              --              --
Common stock, $.001 par value; 500,000,000 shares authorized,
144,185,026 and 78,642,188 issued and outstanding,
respectively                                                         144,185          78,642
Additional paid-in capital                                         5,908,969       5,875,310
Accumulated deficit                                               (2,567,522)     (3,082,305)
                                                                 -----------     -----------
Total stockholder's equity                                         3,485,632       2,871,647
                                                                 -----------     -----------
                                                                 $ 3,682,132     $ 3,358,319
                                                                 ===========     ===========

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Six months ended June 30,         Three months ended June 30,
                                              2006              2005             2006              2005
                                         ------------      ------------      ------------      ------------
                                          (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
REVENUES
   Royalty revenue                       $    905,082      $    623,344      $    464,956      $    317,478
   Merchandise revenue                         47,294            41,482            30,847
                                                                                                     15,527
   Public relations revenue                     6,000                --             3,000                --
                                         ------------      ------------      ------------      ------------
   Total                                      958,376           664,826           498,803           333,005

COST OF MERCHANDISE SOLD                       37,835            52,240            24,677            24,317
                                         ------------      ------------      ------------      ------------

GROSS PROFIT                                  920,541           612,586           474,126           308,688

GENERAL AND ADMINISTRATIVE EXPENSES           454,646           479,588           193,659           260,506
                                         ------------      ------------      ------------      ------------
NET INCOME FROM OPERATIONS                    465,895           132,998           280,467            48,182

INTEREST INCOME/EXPENSE NET                    54,889            47,991            27,585            25,153
                                         ------------      ------------      ------------      ------------

NET INCOME BEFORE INCOME TAXES                520,784           180,989           308,052            73,335

PROVISION FOR INCOME TAXES                      6,000             5,000             6,000                --
                                         ------------      ------------      ------------      ------------
NET INCOME                               $    514,784      $    175,989           302,052            73,335
                                         ============      ============      ============      ============

NET INCOME PER SHARE -
   Basic and Diluted                     $          0      $          0                 0                 0
                                         ============      ============      ============      ============

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - Basic and diluted           106,550,728        41,572,395       134,459,268        46,148,621
                                         ============      ============      ============      ============

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       Six months ended June 30,
                                                                       ---------       ---------
                                                                          2006           2005
                                                                       ---------       ---------
                                                                      (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 514,784       $ 175,989

Adjustments to reconcile net loss to net
   cash provided by (used) in operating activities:
      Depreciation &Amortization                                          17,500          17,500
      Common stock and warrants issued for services                           --          23,000
      Royalty receivable                                                (283,043)       (150,838)
      Prepaid expenses                                                   (19,322)             --
      Inventory                                                           (4,281)             --
      Interest receivable                                                (18,068)        (55,170)
      Accounts payable and accrued expenses                             (162,907)         51,937
                                                                       ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 44,663          62,418

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash collected on notes receivable                                  34,800              --
                                                                       ---------       ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                 34,800              --
                                                                       ---------       ---------

CASH PROVIDED BY FINANCING ACTIVITIES:
      Related party payable                                               (1,400)        (16,950)
      Repayment of notes payable                                         (28,965)        (45,468)
                                                                       ---------       ---------

NET CASH (USED IN) FINANCING ACTIVITIES                                  (30,365)        (62,418)
                                                                       ---------       ---------

NET INCREASE IN CASH                                                      49,098              --

CASH, beginning of the period                                             31,185             173
                                                                       ---------       ---------

CASH, end of the period                                                $  80,283       $     173
                                                                       =========       =========

Supplemental disclosures of cash flow information:
      Cash paid during the year for interest                           $      --       $   5,353
      Cash paid during the year for taxes                                  6,000           5,905
Non cash financing activities:
      Common stock issued for services                                        --          23,000
      Common stock issued in connection with debenture conversion      $  34,050       $  39,069

                  Scores Holding Company Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements
                                   (Unaudited)


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements



Note 1: Basis of Presentation

      1. The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 2: Summary of Significant Accounting Principles

Stock based compensation plans -

We previously accounted for stock-based compensation issued to our employees under Accounting Principles Board Opinion 25, (APB 25). Accordingly, no compensation costs for stock options issued to employees, which was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used would have been presented for the three and six months ended June 30, 2006, in accordance with the Company's adoption of SFAS 123(R), if the Company had issued any such options during the quarter.

For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. The Company did not issue any options or warrants in each of the quarters ended, presented, hence there was no compensation costs to record for the quarter ended June 30, 2006 or to present on a pro forma basis for the quarter ended June 30, 2005.

Concentration of Credit Risk

Currently, the Company earns royalties and merchandise revenues from seven Licensees in which, four (Chicago, Las Vegas, Baltimore and Lake Geneva) are unrelated from management of the Company. For the six months ended 2006, revenues earned from royalties and merchandise sales from these unrelated licensees amounted to $392,649 which there is $54,953 due and outstanding as of June 30, 2006. Revenues from royalties and merchandise sales from the three related licensees' based in New York and Florida was $565,727, which there was $1,472,978 due and outstanding as of June 30, 2006.


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

On June 2, 2006, the Company issued 27,075,002 retroactive to February 8, 2006 ,shares of our common stock in accordance with the anti-dilution provisions in the unwinding agreement .

On June 2, 2006, the Company issued 4,996,020 shares of common stock in exchange for the conversion of $34,050 of Debenture principal and $922.14 of of interest respectively.

On June 5, 2006, the Company issued 8,701,000 shares of our common stock in accordance with the anti-dilution provisions in the unwinding agreement.

Note 4: New Accounting Pronouncements

FASB 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Note 5 - Related party Receivable

The notes receivable amount current and long term portion, including accrued interest amounts to $1,846,939 such amount relates to a secured receivable from the Go West night club which is partially owned and operated by the CEO of the Company. Payments in the amount of $34,800 have been made on this outstanding balance through June 30, 2006; however, management continues to re-negotiate the payment terms and continues to pay $11,600 monthly of principle and interest, which is less than the required monthly payments due per the note and technically in default. Management believes such balance due is adequately secured by leaseholds and the underlying lease, although subordinated to the underlying mortgage of such property. The Company has not received any payments for royalties from the Go West night club during the six months ended June 30, 2006, although $120,000 of rent payments by the Company for the lease of office space from the Go West has been applied to the royalties earned from Go West.

Included in the royalty receivable is $1,114,443 from the 333 night club, which is partially owned and operated by the CEO of the Company. For the six months ended June 30, 2006, the Company has not received any payments for royalties due, however, during the three months ended June 30, 2006. the Company received $55,000 of prior years royalties due. This was agreed on as a plan to pay an additional $20K per month towards the balance of the prior quarters' outstanding royalty receivable.

Note 6 - Sub-licensees

On March 15, 2006, Scores Baltimore "D/B/A Club 2000 Eastern Avenue, Inc." commenced its operations pursuant to an agreement made with Entertainment Management Services, Inc. on February 27, 2004. There are no royalties due during the quarter ended March 31, 2006.

On June 15, 2006, Scores of Lake Geneva "D/B/A Sugar Shack Entertainment, Inc." commenced its operations pursuant to an agreement made with Entesrtainment Management Service, Inc. Accrued royalties in the amount of $2,500 was outstanding at June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

Six Months Ended June 30, 2006 (the "2006 Period") Compared to Six Months Ended June 30, 2005 (the "2005 Period")

REVENUES:

Overall revenues increased approximately 46 percent to $911,082 for the six months ended June 30, 2006 from $623,344 for the six months ended June 30, 2005. The increase was due primarily to additional royalties earned from our newly licensed cabarets in Las Vegas (25%), Baltimore (2%) and Lake Geneva (1%) combined and totaled to approximately 28 percent of our revenue during the 2006 Period. Revenues from our Go West and 333 East "Marquee" licensees' combined accounts for 62 percent of 2006 revenue. Our "Marquee" licensee, who accounted for approximately 59 percent of our total revenues in 2005, now accounts for approximately 30 percent of our total revenue in 2006. This was due to increases in admissions at our Go West licensee.

OPERATING EXPENSES:

Operating expenses for the 2006 Period and the 2005 Period were $454,646 and $479,588 respectively. During the 2006 Period we incurred $110,000 of business development, executive and travel cost that relates directly to expanding the SCORES brand name into new markets and the grand opening of Baltimore and Lake Geneva Licensees. These costs were offset by reductions in costs related to legal, financing charges and other administrative costs that approximated to $85,000.

INTEREST INCOME (EXPENSE) - NET:

Interest income is presented net of interest expense for the 2006 Period and 2005 Period respectively. Interest income is accrued and amounted to $54,889 and $47,991 for the 2006 and 2005 Period ended respectively. Interest income is due primarily in consideration of a secured promissory note issue from Go West based on an agreement in March 2003 to unwind our acquisition of Go West in March 2002. Interest expense is due primarily from the issuance of long-term debentures and notes payable. Interest expense decreased to $280 for the 2006 Period from $7,176 for 2005 Period.

Provision for Income Taxes:

Although the Company had net profits during the 2006 Period, the provision for income taxes relate primarily to the estimated minimum tax on average assets and capital which was not impacted by net operating losses.

Net Income (per share):

Net income was $514,784 or $0.00 per share for the 2006 Period versus a net income of $175,989 or $0.00 per share for the 2005 Period. The increase was due primarily to the additional royalty revenue earned during the 2006 Period from the Las Vegas, Baltimore and Lake Geneva sub-licensee which amounted to approximately $250,000. Net income per share data for both the 2006 and 2005 Period is based on net income available to common shareholders divided by the weighted average of the common shares.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

REVENUES:

Revenues increased approximately 47 percent to $ 467,956 from $317,418 for the six months ended June 30, 2006 and June 30, 2005 respectively. This increased was due primarily to the addition of our new licensees' in Las Vegas, Baltimore and Lake Geneva who revenues approximate 20 percent of our total revenue during the three months period ended June 30, 2006. In addition, revenues from our "Marquee" 333 East licensee continued to decline to 29 percent from 57 percent for the three month period ended June 30, 2006. This was primarily due to a shift in admissions from our East side licensee to our West side "Go West" licensee.

OPERATING EXPENSES:

Operating expenses decreased approximately 26 percent to $194,000 for the three months ended June 30, 2006 from $261,000 for the three-month period ended June 30, 2005. This was due primarily to an increase in business development and executive cost associated with the expansion of the SCORES brand name into new markets that approximated to $69,000. On the other hand, legal fees and other administrative cost were reduced by $136,000 to maximize the above-mentioned cost during the three-month period ended June 30, 2005.

INTEREST INCOME (EXPENSE) - NET:

Interest income is presented net of interest expense for the three-month periods ended June 30, 2006 and 2005. Interest income is accrued and amounted to $27,585 and $25,157 for the three months periods ended June 30, 2006 and 2005, respectively. Interest income is due primarily in consideration of a secured promissory note issued by Go West pursuant to an agreement from March 2003 to unwind our acquisition of Go West in March 2002. During the three months ended June 30, 2006, prior period receipts of interest in the amount of $45,712 was applied to principal and reclassified to reduce interest receivable.

Interest expense is due primarily from the issuance of long-term debentures and notes payable. Interest expense decreased to $0 for the three months ended June 30, 2006 from $2,428 for the three months ended June 30, 2005.

Provision for Income Taxes:

Although the Company had net profits during the three months ended June 30, 2006, the provision for income taxes relate primarily to the estimated minimum tax on average assets and capital which was not impacted by net operating losses.

NET INCOME (PER SHARE):

Net income was $302,052 or $0.00 per share for the three months ended June 30, 2006 versus a net income of $73,335 or $0.00 per share for the three months ended June 30, 2005. The increase was due primarily to the additional royalty revenue earned during the three months ended June 30, 2006 from the Las Vegas, Baltimore and Lake Geneva sub-licensees which amounted to approximately $138,000 and a $67,000 reduction of administrative cost due to the SCORES brand name expansion. Net income per share data for both the three months ended June 30, 2006 and June 30, 2005 is based on net income available to common shareholders divided by the weighted average of the common shares.


      We recognize revenues as they are earned, not necessarily as they are collected. Cost of goods sold relates to the merchandise sold. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, payroll taxes, postage, professional fees, rent, telephone and travel.

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of June 30, 2006 we had an accumulated deficit of $(2,567,522). As of June 30, 2006, we had total current assets of $2,806,292 and total current liabilities of $196,500 or working capital of $2,609,792. At December 31, 2005, we had total current assets of $2,377,912 and total current liabilities of $486,672 or working capital of $1,891,240. Such working capital amount may decrease upon renegotiating the amounts due from the Go West note receivable by a significant amount of up to $900,000 as such amount would be reclassed to the long term portion. The increase in current assets is due to the royalty receivable due from the licensees and the increase in the loan payments due from Go West Entertainment within the next 12 months. We currently have no material commitments. The increase in the amount of our working capital is primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the unwinding of Go West Entertainment and the steady flow of income from our licensees.

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


ITEM 3. CONTROLS AND PROCEDURES

      Our principal executive officer and principal financial officer, whom is the sole officer and director of the Company, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer, whom is the sole officer and director of the Company, has concluded that the Company's controls and procedures are not effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded,processed, summarized and reported as of the end of the period covered by this report.

      The controls over the shares of its common stock held in escrow require improvement, since shares were recently released from escrow for debt converted into shares of common stock without the Company recording the conversion of such debt to equity. As a result, the Form 10-QSB for the quarter ended March 31, 2006 had to be restated for this matter.

      During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls. However, based on the understatement of the number of issued and outstanding shares during the period ended March 31, 2006, we continue to review, tighten and improve our internal controls.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 2006, the Company issued 35,776,002 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement. These shares were issued to Goldring and the Oshers pursuant to the "anti-dilution" provisions of the Acquisition Agreement dated March 31, 2003, among Go West Entertainment, Inc., Goldring, the Oshers' and us. Goldring and the Oshers' did not pay to us any consideration for these shares. The shares were issued under the exemption from registration provided in section 4(2) of the Securities Act of 1933.

Pursuant to debentures issued by the Company in August of 2004, on February 8, 2006 the Company issued 15,029,118 shares of common stock to Hem Mutual Assurance, LLC in exchange for the conversion of $50,000 of debenture principal and $1,099 of interest. As a result of the issuance of shares of common stock pursuant under the conversion of the debentures Goldring and the Oshers became entitled to receive an aggretgate of 26,250,000 shares of common stock pursuant to the anti-diultion provisions of the Acquisition Agreement. In addition, Goldring and the Oshers became entitled in the quarter ended March 31, 2006 to receive an aggregate of approximately 825,00 shares pursuant to the anti-dilution provisions of the Acquistion Agreement as the result of an incorrect calculation by the Company of debentures converted on January 27, 2006. An aggregate of 27,075,002 shares were issued by the Company to Goldring and the Oshers to cover these anti-dilution shares on June 2, 2006.

During the three month period ended June 30, 2006, the Company issued 4,996,020 shares of common stock held in escrow to Hem Mutual Assurance, LLC in exchange for the conversion of $34,050 of principal and $922.14 of interest on the debentures on June 2, 2006. The conversion shares were issued in reliance on the exemption from registration under Section 4 (2) of the Securities Act of 1933. On June 5, 2006, the Company issued an aggregate of 6,293,433 shares of our common stock to Goldring and each of the Oshers was issued and aggregate of 1,203,783 shares of our common stock pursuant to the antidilution provision, the Company received no consideration for the issuance of these shares.


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

                                      Scores Holding Company Inc.

Dated: August 7, 2006                 By: /s/ Richard Goldring
                                        ----------------------------------
                                        Richard Goldring
                                        President, Chief Executive Officer