Form 10QSB
period 2006-09-30
SCORES HOLDING CO INC
filed 2006-11-15
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 165,238,026 as of November 14, 2006 Transitional Small Business Disclosure Format (check one). Yes [_] No [X]

                           Scores Holding Company Inc.
                               September 30, 2006
                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            Page

Special Note Regarding Forward Looking Statements...........................  2

                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements...............................................  3

Item  2. Management's Discussion and Analysis or Plan of Operation..........  7

Item  3. Controls and Procedures............................................  12

                           PART II - OTHER INFORMATION

Item  1. Legal Proceedings..................................................  12

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds........  12

Item  5. Other Information .................................................  13

Item  6. Exhibits...........................................................  13

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

      Consolidated Balance Sheets as of September 30, 2006
      (Unaudited) and December 31, 2005........................................4

      Consolidated Statements of Operations for the
      Nine and three months ended September 30, 2006 and September 30,
      2005 (Unaudited).........................................................5

      Consolidated Statements of Cash Flows for the
      Nine months ended September 30, 2006 and September 30,
      2005 (Unaudited).........................................................6

      Notes to Consolidated Financial Statements
      (Unaudited)..............................................................7

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                September 30,   December 31,
                                                                   2006            2005
                                                                ------------    ------------
                                                                 (Unaudited)      (Audited)
                                     ASSETS

CURRENT ASSETS:
Cash                                                            $    182,856     $    31,185
Notes receivable - current portion -related party                  1,119,637       1,030,476
Licensee receivable - including affiliates                         1,616,664       1,244,888
Prepaid expenses                                                     123,384          39,648
Inventory                                                             55,638          31,715
                                                                ------------    ------------
Total current Assets                                               3,098,179       2,377,912

FURNITURE AND EQUIPMENT, NET                                           1,263           8,763

INTANGIBLE ASSETS, NET                                               295,600         140,750

NOTES RECEIVABLE - long term - related party                         731,687         830,894

                                                                ------------    ------------
                                                                $  4,126,729    $  3,358,319
                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                           $     25,209    $    323,407
Related party payable                                                169,600          11,000
Notes payable - Current                                              115,625          28,965
Convertible debentures, net of discount                                   --         123,300
                                                                ------------    ------------
Total Current Liabilities                                            310,434         486,672

COMMITMENTS & CONTINGENCIES                                               --              --

Notes Payable - Long Term                                             50,000              --

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 10,000,000 shares
      authorized, -0- issued and outstanding                              --              --
Common stock, $.001 par value; 500,000,000 shares authorized,
165,238,026 and 78,642,188 issued and outstanding,
respectively                                                         165,238          78,642
Additional paid-in capital                                         5,998,064       5,875,310
Accumulated deficit                                               (2,397,007)    (3,082,305)
                                                                ------------    ------------
Total stockholder's equity                                         3,766,295       2,871,647
                                                                ------------    ------------
                                                                $  4,126,729    $  3,358,319
                                                                ============    ============

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Nine months ended Sept 30,    Three months ended Sept 30,
                                            2006           2005           2006           2005
                                        ------------   ------------   ------------   ------------
                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
REVENUES
   Royalty revenue                      $  1,375,233   $    940,499   $    470,151   $    317,155
   Merchandise revenue                        83,520,        83,176         36,225         41,694
   Public relations revenue                    9,000             --          3,000             --
                                        ------------   ------------   ------------   ------------
   Total                                   1,467,753      1,023,675        509,376        358,849

COST OF MERCHANDISE SOLD                      66,816         83,176         28,980         31,185
                                        ------------   ------------   ------------   ------------

GROSS PROFIT                               1,400,937        940,499        480,396        327,664

GENERAL AND ADMINISTRATIVE EXPENSES          792,112        896,934        337,466        412,044
                                        ------------   ------------   ------------   ------------
NET INCOME (LOSS) FROM OPERATIONS            608,825         43,565        142,930        (84,380)

INTEREST INCOME/EXPENSE NET                   82,474         74,439         27,585         26,394
                                        ------------   ------------   ------------   ------------

NET INCOME (LOSS) BEFORE INCOME TAXES        691,299        118,004        170,515        (57,986)

PROVISION FOR INCOME TAXES                     6,000             --             --             --
                                        ------------   ------------   ------------   ------------
NET INCOME (LOSS)                       $    685,299   $    118,004   $    170,515   $    (57,986)
                                        ============   ============   ============   ============

NET INCOME (LOSS) PER SHARE -
   Basic and Diluted                    $       0.01   $       0.00   $       0.00   $       0.00
                                        ============   ============   ============   ============

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - Basic and diluted          121,479,911     41,572,395    144,185,026     46,148,621
                                        ============   ============   ============   ============

                  SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Nine months ended Sept 30,
                                                                  --------------------------
                                                                      2006         2005
                                                                   -----------  ----------
                                                                   (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 685,299    $ 118,004

Adjustments to reconcile net loss to net
   cash provided by (used) in operating activities:
      Depreciation & Amortization                                      26,250       26,250
      Common stock and warrants issued for services                   111,548      120,777
      Royalty receivable                                             (371,776)    (134,903)
      Prepaid expenses                                                (83,736)          --
      Inventory                                                       (23,923)     (26,903)
      Interest receivable                                             (29,253)     (82,755)
      Accounts payable and accrued expenses                          (298,198)     102,813
                                                                    ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              16,211      123,283
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITES:
      Purchase of Trademark intangible                               (175,000)          --
      Cash collected on notes receivable                               81,200           --
                                                                    ---------    ---------

NET CASH (USED IN) INVESTING ACTIVITIES                               (93,800)          --
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Related party payable                                           158,600      (26,950)
      Notes payable on purchase of Trademark intangible               165,625
      Repayment of debentures                                         (66,000)
      Repayment of notes payable                                      (28,965)     (52,150)
                                                                    ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   229,260      (79,100)
                                                                    ---------    ---------

NET INCREASE IN CASH                                                  151,671       44,183

CASH, beginning of the period                                          31,185          173
                                                                    ---------    ---------

CASH, end of the period                                             $ 182,856    $  44,356
                                                                    =========    =========

Supplemental disclosures of cash flow information:
      Cash paid during the year for interest                        $     281    $   8,316
      Cash paid during the year for taxes                               6,000        5,905
Non cash financing activities:
      Common stock issued for services                                111,548      120,777
      Common stock issued in connection with debenture conversion   $ 123,300    $  61,620

                  Scores Holding Company Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1: Basis of Presentation

      1. The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation, (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 2: Summary of Significant Accounting Principles

Stock based compensation plans -

We previously accounted for stock-based compensation issued to our employees under Accounting Principles Board Opinion 25, (APB 25). Accordingly, no compensation costs for stock options issued to employees, which was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used would have been presented for the three and nine months ended September 30, 2006, in accordance with the Company's adoption of SFAS 123(R), if the Company had issued any such options during the quarter.

For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. The Company did not issue any options or warrants in each of the quarters ended, presented, hence there was no compensation costs to record for the quarter ended September 30, 2006 or to present on a pro forma basis for the quarter ended September 30, 2006.

Concentration of Credit Risk

Currently, the Company earns royalties and merchandise revenues from seven Licensees in which, four (Chicago, Las Vegas, Baltimore and Lake Geneva) are unrelated from management of the Company. For the nine months ended 2006, royalties earned from unrelated licensees amounted to $529,225 of which $42,954 is due and outstanding as of September 30, 2006. Royalties earned from the three related licensees based in New York and Florida were $855,008, of which $1,573,710 is due and outstanding as of September 30, 2006.

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

On June 2, 2006, the Company issued 27,075,002 retroactive to February 8, 2006, shares of our common stock in accordance with the anti-dilution provisions in the unwinding agreement.

On June 2, 2006, the Company issued 4,996,020 shares of common stock in exchange for the conversion of $34,050 of Debenture principal and $922.14 of interest respectively.

On June 5, 2006, the Company issued 8,701,000 shares of our common stock in accordance with the anti-dilution provisions in the unwinding agreement.

On August 15, 2006, the Company issued 7,693,000 share of our common stock for legal services totaling $63,467.25.

On September 1, 2006, the Company issued 11,500,000 shares of our common stock in accordance with the anti-dilution provisions in the unwinding agreement.

On September 25, 2006, the Company placed into Treasury 140,000 of its common stock that it received from Scores Entertainment Incorporated pursuant to the Settlement Agreement dated September 24, 2006.

Note 4: New Accounting Pronouncements

FASB 157 - Fair Value Measurements

In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Note 5 - Related party Receivable

The notes receivable amount current and long term portion, including accrued interest amounts to $1,851,324. Such amount relates to a secured receivable from our Go West sub-licensee which is partially owned and operated by the CEO of the Company. Payments in the amount of $81,200 have been made on this outstanding balance through September 30, 2006; however, management continues to re-negotiate the payment terms and continues to pay $11,600 monthly of principle and interest, which is less than the required monthly payments due per the note and technically is in default. Management believes such balance due is adequately secured by leaseholds and the underlying lease, although subordinated to the underlying mortgage of such property.

The Company received $130,000 in payments for royalties from our Go West sub-licensee during the nine months ended September 30, 2006. In addition, the Company owes approximately $160,000 in rent to our affiliated Go West licensee. In previous filings, the Company offset the monthly rent due against royalties earned; however, the Company has currently elected to forego this offset and subsidize the prior and current monthly rents for the 2005 and 2006 calendar years with cash flows from its operations. As of November 6, 2006, the Company has paid all 2005 prior months to its Go West affiliate and is current for the 2006 year.

Included in the royalty receivable is $1,101,555 due from our 333 sub-licensee, which is partially owned and operated by the CEO of the Company. For the nine months ended September 30, 2006, the Company received $125,000 in royalties for the current year 2006 of which $110,000 was received during the three months ended September 30, 2006. In addition, the Company also received during the nine month 2006 period approximately $135,000 of prior years' royalties due of which $30,000 was received in the three months ended September 30, 2006. This was negotiated as a plan to pay an additional $20,000 per month towards the balance of the prior years' outstanding royalty receivable by the Company.

Note 6 - Sub-licensees

In March 2003, the Company entered into a Master License Agreement (the "Master License") with Entertainment Management Services Inc. ("EMS") granting EMS the exclusive worldwide license to use and to grant sublicenses to use the "SCORES" trademarks in connection with the ownership and operation of upscale, adult-entertainment cabaret night clubs/restaurants and for the sale of merchandise by such establishments. EMS has entered into sublicense agreements with eight cabarets, seven of which are currently operating under the "Scores" trademark. Three of the seven sub-licensees are club subsidiaries (clubs controlled by EMS) and accordingly pursuant to the Master License, the Company is entitled to receive 100% of the royalties EMS receives from these club subsidiaries. Four of the seven are non-club subsidiaries (clubs) not controlled by EMS) and accordingly pursuant to the Master License, the Company is entitled to receive 50% of the royalties EMS receives from the non-club subsidiaries, with EMS retaining 50%.

Notwithstanding the foregoing, it was the intention of the parties when the Master License was entered into, that for so long as any shareholder, officer or director of EMS also serves as an officer or director of the Company, the Company is entitled to receive 100% of the royalties paid to EMS by the non-club subsidiaries without any deductions. Since the Master License was entered into, Mr. Goldring, our president, chief executive officer and director, has also served as an officer, director and shareholder of EMS. The course of conduct of the parties has consistently conformed to the intention of the parties with 100% of all the revenues paid to EMS by the non-club subsidiaries having been passed along to the Company without any deduction. In November 2006, the Master License Agreement was amended and restated to reflect the intention of the parties and the course of conduct of the parties. The Company depends on the royalties from the club and non-club subsidiaries to support its operations.

On November 16, 2005, Bash Entertainment, LLC (BE) entered into an agreement with Entertainment Management Services, Inc. to license the "SCORES" trademark in connection with the operation of the location and sale of certain merchandise. For the period ended September 30, 2006, BE has not commenced operations under the "SCORES" trademark name.

On January 24, 2006, the Company entered into a sub-license agreement with AYA Entertainment, Inc. to license the right to use the "SCORES" trademark in connection with the operation of the "Scoresvirtual.com" website and sale of certain merchandise and services.

On March 15, 2006, Scores Baltimore "D/B/A Club 2000 Eastern Avenue, Inc." commenced its operations pursuant to an agreement made with Entertainment Management Services, Inc. on February 27, 2004.

On June 15, 2006, Scores of Lake Geneva "D/B/A Sugar Shack Entertainment, Inc." commenced its operations pursuant to an agreement made with Entertainment Management Services, Inc.

Note 7 - Commitments and Contingencies

As a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. ("SEI") and Irving Bilzinsky ("Bilzinsky") (See "Item 1. Legal Proceedings" below), the Company is obligated to pay Bilzinsky, as sole shareholder of SEI, $175,000 in 18 monthly installments, commencing on September 24, 2006, of $9,375 for each of the first 8 months and $10,000 for each of the remaining 10 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2006 (the "2006 Period") Compared to Nine Months Ended September 30, 2005 (the "2005 Period")

REVENUES:

Overall royalty revenues increased approximately 47 percent to $1,384,233 for the nine months ended September 30, 2006 from $940,499 for the nine months ended September 30, 2005. The increase was due primarily to additional royalties earned from our newly licensed cabarets in Las Vegas (25%), Baltimore (3%) and Lake Geneva (1%) combined and totaled to approximately 28 percent of our total revenue during the 2006 Period. Revenues from our Go West and 333 East "Marquee" licensees combined accounted for 60 percent of our 2006 Period revenue. Our "Marquee" licensee, who accounted for approximately 56 percent of our total revenues in 2005, currently accounts for approximately 29 percent of our total revenue in the 2006 Period. This was due to increases in admissions at our Go West licensee.

OPERATING EXPENSES:

Operating expenses for the 2006 Period and the 2005 Period were $792,112 and $896,934 respectively. During the 2006 Period the Company minimized legal, merchandise and advertising cost in the amount of $100,000 in order to help insure that funds would be available to maximize all potential in penetrating other markets with new business development. In addition, cost for our annual Gentlemen's Club Exposition where we sponsor, target and retreat with new and existing sub-licensees remained consistent in the current year 2006 with prior years 2005 at $90,000. Other cost included a finance premium of $25,000 related to a pay down of debenture notes.

INTEREST INCOME (EXPENSE) - NET:

Interest income is presented net of interest expense for the 2006 Period and 2005 Period respectively. Interest income is accrued and amounted to $82,474 and $74,439 for the 2006 and 2005 Period ended respectively. Interest income is due primarily in consideration of a secured promissory note issue from Go West based on an agreement in March 2003 to unwind our acquisition of Go West in March 2002. Interest expense is due primarily from the issuance of long-term debentures and notes payable. Interest expense decreased to $280 for the 2006 Period from $8,367 for 2005 Period.

Provision for Income Taxes:

Although the Company had net profits during the 2006 Period, the provision for income taxes relate primarily to the estimated minimum tax on average assets and capital which was not impacted by net operating losses.

Net Income (per share):

Net income was $685,299 or $0.01 per share for the 2006 Period versus a net income of $118,004 or $0.00 per share for the 2005 Period. The increase was due primarily to the additional royalty revenue earned during the 2006 Period from the Las Vegas, Baltimore and Lake Geneva sub-licensees which amounts to approximately $415,024. Net income per share data for both the 2006 and 2005 Period is based on net income available to common shareholders divided by the weighted average of the common shares.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

REVENUES:

Royalty revenue increased approximately 48 percent to $470,151 from $317,155 for the three months ended September 30, 2006 and September 30, 2005 respectively. This increased was due primarily to the addition of our new licensees in Las Vegas, Baltimore and Lake Geneva whose revenues approximate 35 percent of our total revenue during the three months period ended September 30, 2006. In addition, revenue from our "Marquee" 333 East licensee continues to decline to 28 percent from 49 percent for the three month period ended September 30, 2006. During the current year, the Company noted that this decrease was primarily due to a shift in admissions from our East side licensee to our West side "Go West" licensee. The Company plans to consult with management and design a plan to help resolve the swing in admissions between both locations and other matters that may exist by year end 2006.

OPERATING EXPENSES:

Operating expenses decreased approximately 18 percent to $337,466 for the three months ended September 30, 2006 from $412,044 for the three-month period ended September 30, 2005. This was due primarily to cuts in various administrative costs to provide funds for new business development associated with the expansion of the "SCORES" brand name into new markets that approximated to $65,000. During the quarter, the Company sponsored its Annual Las Vegas Gentleman's Club Exposition where management targets new licensees and gets updated on new trends and emerging markets in the industry. Cost for the Exposition approximated $90,000. Other costs include $25,000 in financing fees premiums for debenture extinguishments.

INTEREST INCOME (EXPENSE) - NET:

Interest income is presented net of interest expense for the three-months period ended September 30, 2006 and 2005 Interest income is accrued and amounted to $27,585 and $26,394 for the three months periods ended September 30, 2006 and 2005, respectively. Interest income is due primarily in consideration of a secured promissory note issued by Go West pursuant to an agreement from March 2003 to unwind our acquisition of Go West in March 2002. Interest expense is due primarily from the issuance of long-term debentures and notes payable. Interest expense decreased to $0 for the three months ended September 30, 2006 from $1,191 for the three months ended September 30, 2005.

Provision for Income Taxes:

Although the Company had net profits during the three months ended September 30, 2006 the provision for income taxes relate primarily to the estimated minimum tax on average assets and capital which was not impacted by net operating losses.

NET INCOME (PER SHARE):

Net income was $170,515 or $0.01 per share for the three months ended September 30, 2006 versus a net loss of $(57,986) or ($0.01) per share for the three months ended September 30, 2005. The increase was due primarily to the additional royalty revenue earned during the three months ended September 30, 2006 from the Las Vegas, Baltimore and Lake Geneva sub-licensees which amounted to approximately $166,197.and reductions in administrative cost due to the expansion of the "SCORES" brand name. Net income per share data for both the three months ended September 30, 2006 and September 30, 2005 is based on net income available to common shareholders divided by the weighted average of the common shares.

      We recognize revenues as they are earned, not necessarily as they are collected. Cost of goods sold relates to the merchandise sold. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, payroll taxes, postage, professional fees, rent, telephone and travel.

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2006 we had an accumulated deficit of $(2,397,007). As of September 30, 2006, we had total current assets of $3,098,179 and total current liabilities of $310,434 or working capital of $2,787,745. At December 31, 2005, we had total current assets of $2,377,912 and total current liabilities of $486,672 or working capital of $1,891,240. Such working capital amount may decrease upon renegotiating the amounts due from the Go West note receivable by a significant amount of up to $900,000 as such amount would be reclassed to the long term portion. The increase in current assets is due to the royalty receivable due from the licensees and the increase in the loan payments due from Go West Entertainment within the next 12 months. We currently have no material commitments. The increase in the amount of our working capital is primarily attributable to legal, consulting, rent and salary expenses that the Company is no longer responsible for due to the unwinding of Go West Entertainment and the steady flow of income from our licensees.

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

ITEM 3. CONTROLS AND PROCEDURES

      As of September 2006 Period end, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Executive Officer and Financial Officer, concluded that the Company's controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the report had been recorded, processed, summarized and reported as of the end of the period.

      The controls over the shares of our common stock held in escrow required improvement because shares were recently released from escrow for debt converted into shares of common stock without our recording the conversion of such debt to equity. As a result our Form 10-QSB for the quarter ended March 31, 2006 had to be restated for this matter.

      During the period covered by this report, there has been a significant change in management as we appointed a Chief Financial Officer on September 12, 2006. Based on the understatement of the number of issued and outstanding shares during the quarter ended March 31, 2006, we appointed the Chief Financial Officer to implement and upgrade new and existing internal controls over operations and reporting to commence during the 2007 calendar year. Otherwise, during the 2006 Period, there have been no significant changes to our knowledge, in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2005, the Company, two of its sublicense's, 333 East 60th Street Inc. and Go West Entertainment, Inc., Richard Goldring, Elliot Osher, Harvey Osher and William Osher filed a lawsuit against Scores Entertainment Inc. ("SEI"), Irving Bilzinsky ("Bilzinsky") and other individuals, Scores Holding Company Inc., et al v. Scores Entertainment, Inc., et al. in Supreme Court of the State of New York, County of New York. In part the litigation involved an Intellectual Property Purchase Agreement ("IPPA") between SEI and Heir Holding Co., Inc. ("Heir"), predecessor in interest to Scores Licensing Corp., dated April 16, 2001. Pursuant to its terms, SEI sold to Heir the Scores intellectual property including trademarks. The litigation also involved an Intellectual Property Assignment Agreement ("IPAA") between SEI and Heir, dated June 2, 2002. Pursuant to its terms, SEI assigned to Heir all the Diamond Dollars intellectual property.

In February 2006, SEI and Bilzinsky asserted counterclaims against the Company and the other plaintiffs and filed a third party complaint against Scores Licensing Corp.

In September 2006, the Company and affiliated parties entered into a settlement agreement and mutual release with SEI and Bilzinsky resolving all claims and disputes, including those claims arising out of the purchase of the Scores intellectual property, the assignment of the Diamond Dollar intellectual property and the obligations of the parties under the IPPA and the IPAA and a debt of $50,000 owed to the Company from SEI. Pursuant to the settlement agreement, the Company is obligated to pay Bilzinsky, as sole shareholder of SEI, $175,000 in 18 monthly installments, commencing on September 24, 2006, of $9,375 for each of the first 8 months and $10,000 for each of the remaining 10 months. Pursuant to the settlement agreement, SEI is obligated to (i) assign and transfer to the Company all of SEI's rights under the IPPA including, but not limited to, SEI's right to a five percent (5%) royalty; and (ii) assign and transfer all its interest to its Shares in the Company, including delivering all stock certificates to the Company. SEI and Bilzinsky have disclaimed any right to the Company's Intellectual Property.

On March 31, 2006, Richard K. Goldring, president, chief executive officer and our principal shareholder entered a plea of guilty to one count of Offering a False Instrument for Filing in the First Degree pursuant to a plea agreement with the District Attorney of the County of New York (the "DA"). In the event that within one year of the date of the entry of the guilty plea, Mr. Goldring resigns from all "control management positions" he holds in publicly traded companies, including the Company, and divests himself of all "control ownership positions" in publicly traded companies, including the Company, and satisfies other conditions, the DA will recommend a sentence of probation. The plea agreement resolves the DA's investigation against Mr. Goldring and the Company. No charges were brought against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2006, the Company issued 11,500,000 shares of common stock in accordance with the "anti-dilution" provisions of the Acquisition Agreement dated March 31, 2003, among Go West Entertainment, Inc., Mr. Goldring, the Oshers and the Company. These anti-dilution shares were issued to Mr. Goldring and Oshers as a result of the issuance of 7,693,000 shares of our commons stock issued on August 15, 2006 to Gottbetter & Partners, LLP as compensation for legal services performed and registered under a form S-8 filed on August 21, 2006. Mr. Goldring and the Oshers did not offer the Company any further consideration for these shares beyond that of entering into the Acquisition Agreement. The shares were issued by the Company and exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

ITEM 5 Other Information

On November 13, 2006, the Company and Entertainment Management Services, Inc. ("EMS") amended and restated the Master License Agreement of March 2003 (the "Master License"). Under the Master License, we granted EMS, which is 50 percent owned by our Chief Executive Officer Mr. Goldring, an exclusive worldwide license to use and grant sub-licenses to use our "SCORES" trademark. EMS has entered into sublicense agreements with eight cabarets, seven of which are currently operating under the "Scores" trademark. Three of the seven sub-licensees are club subsidiaries (clubs controlled by EMS) and accordingly pursuant to the Master License, the Company is entitled to receive 100% of the royalties EMS receives from these club subsidiaries. Four of the seven are non-club subsidiaries (clubs) not controlled by EMS) and accordingly pursuant to the Master License, the Company is entitled to receive 50% of the royalties EMS receives from the non-club subsidiaries, with EMS retaining 50%.

Notwithstanding the foregoing, it was the intention of the parties when the Master License was entered into, that for so long as any shareholder, officer or director of EMS also serves as an officer or director of the Company, the Company is entitled to receive 100% of the royalties paid to EMS by the non-club subsidiaries without any deductions. Since the Master License was entered into, Mr. Goldring, our president, chief executive officer and director, has also served as an officer, director and shareholder of EMS. The course of conduct of the parties has consistently conformed to the intention of the parties with 100% of all the revenues paid to EMS by the non-club subsidiaries having been passed along to the Company without any deduction. The November amendment and restatement of the Master License was made to document and memorialize this original intent.

ITEM 6. EXHIBITS

      (a)   Exhibits

      10.1 Amended and Restated Master License Agreement, dated November 13, 2006, between the Company and Entertainment Management Services, Inc.

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

                                          Scores Holding Company Inc.

Dated: November 14, 2006                  By: /s/ Richard Goldring
                                              ----------------------------------
                                              Richard Goldring
                                              President, Chief Executive Officer