Form 10KSB
period 2006-12-31
SCORES HOLDING CO INC
filed 2007-05-17
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF
1934

For Fiscal Year Ended: December 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
OF 1934

For the transition period from __________________ to ______________

Commission file number 000-16665

SCORES HOLDING COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

Utah	87-0426358
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

50 Main Street, Suite 1000, White Plains, New York	10606
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(914) 682-6859

Securities registered under Section 12(b) of the Exchange Act: None

Name of each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $1,975,705

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). The aggregate value of the securities held by non-affiliates on April 30, 2007 was approximately 1,079,969 based on the closing bid price of our common stock on April 30, 2007, which was 0.018 per share.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliate on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 165,186,124 shares of common stock, $.001 par value were outstanding, as of April 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

In this report, unless the context otherwise indicates, references to "we," "us," and "our" are to Scores Holding Company, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We are now in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States through our affiliate, Entertainment Management Services, Inc. ("EMS"). These clubs feature topless female entertainers together with opportunities for watching sporting events, celebrating business transactions and private parties. There are seven such clubs currently operating, two in New York city, and one in each of Baltimore, Chicago, Las Vegas, New Orleans and Lake Geneva, Wisconsin which operates seasonally.  A club in New Orleans, Lousiana commenced operations on April 27, 2007.

Our trademarks and copyrights surrounding the Scores tradename are critical to the success and potential growth of all of our businesses.

We are under common control with two existing nightclubs in New York, New York (“Scores East” and “Scores West” respectively) and a former club in North Miami, Florida. We now have sublicense agreements with each of these clubs where they use the Scores intellectual property. (Throughout this report, we refer to the New York clubs and the former club in North Miami, Florida as our affiliated clubs. All other clubs are referred to as non-affiliated clubs or as sublicensees, a term that may include the affiliated clubs when the context requires. See Item 12. Certain Relationships and Related Transactions.)

We are also trying to capitalize on our intellectual property for “Scoreslive.com”, an internet virtual gentlemen’s club.

On March 31, 2003, we granted an exclusive, worldwide license in our property to Entertainment Management Services, Inc. (“EMS”), an entity owned by two former directors and employees of the Company to sublicense the Scores tradename to nightclubs. The term of the agreement is for 20 years plus six 5-year renewals at the option of EMS. Under the Agreement (the “EMS Agreement”), EMS is required to pay over to us 100% of royalties received from affiliated clubs and 50% of royalties received from non-affiliated clubs.

All clubs, affiliated and non-affiliated, have license agreements with EMS usually to pay it approximately 4.99% of gross revenues from operations, including the sale of merchandise. $1,869,629 in royalties were payable during 2006, $761,707 from non-affiliated clubs and $1,107,922 from affiliated clubs. $1,564,841 in royalties were paid during 2006, $854,841 from non-affiliates, $715,000 from affiliates, leaving outstanding balances of royalties owed at December 31, 2006 of $30,879 and 1,540,870 for non-affiliates and affiliates respectively. We depend on these royalties to operate the business and as our principal source of revenue. See Item 6: Management’s Discussion and Analysis—Liquidity.

Our Sublicensed Nightclubs

Our first sublicensed nightclub was our affiliate, Scores East. This club accounted for 28% of our royalties in 2006, as opposed to 48% in 2005.

On March 31, 2003, EMS and Go West Entertainment, Inc. (“Go West”) licensed the use of the Scores trademarks for use at Scores West. This nightclub accounted for 31% and 29% of our royalties during 2006 and 2005, respectively.

On July 28, 2005, EMS licensed D.I. Food and Beverage of Las Vegas to use the Scores brand name for its nightclub in Las Vegas, Nevada. The nightclub commenced operations in September, 2006. This club accounted for 26% of our royalty revenues in 2006. The sublicense agreement calls for royalties of $9,000 per week and certain fees of $1,500 per month to be payable to EMS.

On June 13, 2003, EMS and Stone Park Entertainment, Inc. licensed the use of the "Scores Chicago" name for its club in Chicago, Illinois. Royalties payable to EMS are the greater of $2,500 per week or 4.99% of the gross revenues (less $25,000 per week) earned at that location. This nightclub accounted for 8% and 11% of our royalties during 2006 and 2005, respectively.

On February 27, 2004, EMS licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable are the greater of $1,000 per week or 4.99% of gross revenues.

On November 16, 2005, EMS licensed Bash Entertainment, LLC to use the Scores brand name for a nightclub in Philadelphia, Pennsylvania. Royalties payable are equal to the greater of 4.99% of weekly gross revenues or $1,000 per week. This club has not commenced operations.

On July 27, 2004, EMS licensed DBD Management, Inc. (“DBD”) the use the Scores brand name at its adult nightclub in Ft. Lauderdale, Florida. Royalties payable are equal to 4.99% of revenues above $250,000 per month, with a minimum payment per month of $4,000 beginning in February 2005. DBD terminated this license on April 20, 2006 in accordance with its terms.

On January 3, 2005, EMS licensed our affiliate, SMG Entertainment, Inc. (“SMG”), to use the Scores brand name for its nightclub in North Miami, Florida. Royalties payable are equal to 4.99% of annual gross revenues above $1.5 million per annum. Shortly after its filing for bankruptcy on December 11, 2006, SMG terminated the agreement.

On November 24, 2006, EMS licensed DDL of Los Angeles LLC to use the Scores brand name for a nightclub in Los Angles, California. If the club is issued a liquor license, royalties payable are 4.99% of gross revenues or $4,000 per week, whichever is greater. Until such time, royalties payable equal 4.99% of gross revenues or $2,000 per week, whichever is greater. This club has not commenced operations.

Effective April 2, 2007, EMS licensed Silver Bourbon, Inc. to use the Scores brand name for a night club in New Orleans, Louisiana. Royalties payable are capped at the greater of $4,000 per month or 4.99% of gross revenues. This club commenced operations on April 27, 2007.

Scoreslive.com

On January 24, 2006, we licensed AYA International, Inc. the right to use our trademarks in connection with a website. This site currently features online video chat with over 100 models in both public (multiple users) and private (single user) chat sessions. The license agreement provides for royalties of 4.99% of weekly gross revenues from all sources within the website. The license continues for as long as the site is operational. Scoreslive.com debuted in January 2007 and is still essentially a pilot program, where no promotional efforts have been conducted. Still, however, the site is presently generating over 30,000 page views per week and had first quarter revenues of $17,120.

Payment to Richard Goldring

On February 28, 2007, our then President, Chief Executive Officer and Director, Richard Goldring resigned from each of those positions, and terminated his employment with us under an employment agreement, dated March 31, 2003. The terms of such agreement provided that if Mr. Goldring terminated his employment without cause (which he did), we would become obligated to pay him $1 million. Given our lack of cash to make such payment, we are negotiating regarding its terms.

Competition

The adult nightclub entertainment business is highly competitive with respect to price, service, location and professionalism of its entertainment. Sublicensed clubs will compete with many locally-owned adult nightclubs. It is our belief, however, that only a few of these nightclubs have names that enjoy recognition and status that equal or approach that of Scores. For example, there is approximately 25 adult entertainment cabaret night clubs located in New York city and approximately six located in Manhattan. We believe that only three of these other venues in Manhattan directly compete with us, Ricks Carbaret, Hustler and Penthouse. Of the 25, these three provide the most comparable adult entertainment experience to our own. Other locales will have their own competitive environments.

We believe that the combination of our name recognition and our distinctive entertainment environment allows the sublicensed clubs to effectively compete within the industry, although we cannot assure you that this will prove to be the case. The ability of sublicensed clubs to compete and succeed will also depend upon their ability to employ and retain top quality entertainers and employees. Competition for adult entertainers is intense. The failure of sublicensed clubs to retain quality entertainers or superior restaurant and bar employees could have a material or adverse impact on the ability of sublicensed clubs to compete within the industry.

Competition among online adult entertainment providers is intense for both content and viewer spending. Scoreslive.com’s competition varies in both the type and quality of the offerings, but consists primarily of other premium pay services. The availability of, and price pressure from, more explicit content on the Internet, frequently offered for free, also presents a significant competitive challenge.

The Internet is highly competitive, and we will compete for visitors, subscribers, shoppers and advertisers. We believe that the primary competitive factors affecting our Internet operations include brand recognition, the quality of our content and products, pricing, ease of use, and sales and marketing efforts. We have the advantage of leveraging the power of our Scores brand across multiple media platforms.

Employees

At the present time, we have four employees. None are covered by any collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Government Regulation

Our sublicensees are subject to a variety of governmental regulations depending upon the laws of the jurisdictions in which they operate. The most significant governmental regulations are described below.

Liquor License

Our sublicensees are subject to state and local licensing regulation of the sale of alcoholic beverages. We expect sublicensees to obtain and maintain appropriate licenses allowing them to sell liquor, beer and wine. Obtaining a liquor license may be a time consuming procedure. In New York, for example, sublicensees make an application to the State Liquor Authority (the "SLA") for a liquor license regarding their nightclub. The SLA has the authority, in its discretion, to issue or deny such a license request. The SLA typically requires local community board approval in connection with such grants. Approval is usually granted or denied within 90-120 days from the initial application date, but can take longer in certain circumstances. Other jurisdictions have their own procedures.

Present law in Los Angeles, California prohibits all adult entertainment cabaret venues from obtaining liquor licenses.

The liquor license for Scores West is currently under review by the SLA. If adverse action is taken, the license applicable to Scores East may be examined due to the clubs' common ownership. The suspension or revocation of these licenses could have a material adverse effect on us. See Item 3. Legal Proceedings.

We cannot assure you that our sublicensees will obtain liquor licenses or that, once obtained, will be able to maintain their liquor licenses or assign or transfer them if necessary. Licenses to sell alcoholic beverages must typically be renewed annually and may be revoked or suspended for cause, including any violation by the nightclub or its employees. If one of our sublicensees failed to maintain a liquor license, this would have a material adverse effect on us and the sublicensee.

In February 2007 the New York State Liquor Authority commenced a review of the liquor license held by Scores West. If such license is suspended or revoked, even for a short period, this could have a material adverse effect on our business. See Item 3. Legal Proceedings.

"Cabaret" Licenses

Our sublicensees typically request, although it may not be a requirement, a cabaret license in regards to the operations of their nightclub. Although not a requirement in all states, some mandate that adult entertainment licenses be obtained prior to operation of a nightclub. For example, one New York city affiliate requested and was granted a cabaret license regarding its nightclub by the City of New York’s’ Department of Consumer Affairs (the "DCA"). In making its decision, the DCA determined that the proposed use met all zoning requirements and that the building was fit to operate the business in accordance with the codes and standards. Although we expect our sublicensees to have a cabaret or adult entertainment licenses in place, there is no assurance that they will remain effective or that such licenses could be assigned or transferred if necessary. If one of our sublicensees failed to maintain a required license, this would have a material adverse effect on our business.

Zoning Restrictions

Adult entertainment establishments must comply with local zoning restrictions, and these restrictions can often be stringent. One example of stringent zoning regulations is New York city, which requires that an adult entertainment businesses that operates in an area zoned as residential or in areas zoned commercial that prohibit adult entertainment establishments not devote more than either 40% or more of its space available to customers or 10,000 square feet of space for adult use. Although we expect our sublicensees to operate within "zoned" areas, we cannot issue any assurance that local zoning regulations will remain constant, or if changed, our sublicensees will be able to continue operations under the brand name trademark. If zoning regulations were to restrict the operations of one of our sublicensees, it could have a material adverse effect on our business.

ITEM 2. DESCRIPTION OF PROPERTY

Beginning March 1, 2007, we leased approximately 500 square feet of office space in White Plains, New York  and New York, New York for our executive headquarters and a satellite office. The rental is approximately $4,500 per month and the term is for one year, which renews annually until notice of termination is given. The rent increases by 3% each year.

ITEM 3. LEGAL PROCEEDINGS

In January 2007, the City of New York sought to close Scores West claiming that it presented a public nuisance. The City alleges that this nightclub is used for purposes of prostitution; however, no action has been sought against us.

If the club were to be closed, it would no longer pay us royalties, which in 2006, amounted to 31% of our royalties. Also, if Scores West were to close, its ability to make payments under a certain promissory note would be impaired. The Note is currently in default. See Item 6. Management’s Discussion and Analysis—Liquidity and Item 12. Certain Relationships, Related Transactions and Director Independence.

In February 2007, the New York State Liquor Authority began a review of the license held by Scores West. If adverse action is taken, the license applicable to Scores East may be examined due to the clubs' common ownership. If either club were to have such license suspended or revoked, it could have a material adverse effect on us.

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former directors. We will vigorously defend ourselves in this litigation and do not expect the outcome will be material.

On December 11, 2006, our affiliated club in North Miami, Florida, SMG Entertainment, Inc. (“SMG”), filed for bankruptcy with the United States Bankruptcy Court for the Southern District of New York. In connection therewith, it terminated its license agreement with EMS whereby it was authorized to use our intellectual property. At the time of its filing, SMG owed us $16,611 for unpaid merchandise.

On March 31, 2006, Richard K. Goldring, our former president, chief executive officer and principal shareholder pled guilty to one count of offering a False Instrument for Filing in the First Degree pursuant to a plea agreement with the District Attorney of the County of New York (the "DA"). In the event that within one year of the date of the entry of the guilty plea, Mr. Goldring resigns from all "control management positions" that he holds in publicly traded companies, including ours, and divests himself of all "control ownership positions" in publicly traded companies, including ours, and satisfies certain other conditions, the DA will recommend a sentence of probation. In this context, a “control management position” is a role, official or unofficial, by which he substantially directs the decisions of a company, and a “control ownership position” is a position in which he controls, directly or indirectly more than 9% of the voting stock or other securities of a company, or stock or securities that have the capability of being converted into voting stock or other securities of a company. The plea agreement resolves the DA's investigation against Mr. Goldring and us. No charges were brought against us.

In April, 2007, the DA extended the deadline for Mr. Goldring to divest himself of a control ownership position until June 2007.

In June 2005, we, together with several of our affiliates, commenced litigation regarding title to certain of our intellectual property. In February 2006, counterclaims were asserted and other persons brought third party complaints. In September 2006, we and our affiliates reached a settlement resolving all claims against us for a payment of $175,000 made in monthly installments. In return, the other parties in the litigation disclaimed any right to our intellectual property.

There are no other material legal proceedings pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "SCRH". The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Bloomberg, LLP. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On April 30, 2007, our closing bid price was $0.018 per share, and we had approximately 575 record holders of our common stock.

Holders

Quarter Ended	High Bid	Low Bid
March 31, 2005	$ .045	$ .012
June 30, 2005	$ .0275	$ .007
September 30, 2005	$ .019	$ .005
December 31, 2005	$ .017	$ .0057

March 31, 2006	$ .017	$ .0066
June 30, 2006	$ .019	$ .007
September 30, 2006	$ .018	$ .009
December 31, 2006	$ .012	$ .006

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

On June 2, 2006, the Company issued 4,995,000 shares of common stock in exchange for the conversion of $34,050 of Debenture principal and $922.14 of interest respectively.

On June 5, 2006, the Company issued 8,701,000 shares of our common stock in accordance with the anti-dilution provisions in the Unwinding Agreement.

On August 15, 2006, the Company issued 7,693,000 share of our common stock for legal services totaling $111,548.

On September 1, 2006, the Company issued 13,500,000 shares of our common stock in accordance with the anti-dilution provisions in the Unwinding Agreement.

On September 25, 2006, the Company cancelled 140,000 shares of its common stock that it received from Scores Entertainment Incorporated pursuant to a settlement of certain claims on its intellectual property.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cash

At December 31, 2006, we had $231,332 in cash and cash equivalents compared to $31,185 in cash and cash equivalents at December 31, 2005.

Results Of Operations:

For the year ended December 31, 2006 (the “2006 period”) compared to the year ended December 21, 2005 (the “2005 period”).

Revenues:

Revenues increased 26% to $1,975,705 for the 2006 period from $1,568,890 for the 2005 period. The increase was attributable primarily to royalties earned from the addition of our sublicensee in Las Vegas in 2006 which accounted for approximately 26% of total revenues for that year. Royalties for Scores East, which accounted for approximately 48% of total revenue for the 2005 period declined to 28%, a decrease that was partially offset by an increase in revenues of approximately 3% at Scores West who accounted for 31% of our total revenue in 2006. Prospectively, we project that revenues will increase in 2007 due to the expansion of the newly signed sublicensee in Los Angeles and other possible clubs we are currently negotiating.

In January 2007, our website, Scoreslive.com debuted. Still a pilot program, without any promotional efforts, the site is generating over page views per 30,000 per week and the first quarter revenues of $17,120. We expect a promotional campaign to begin shortly which we believe will double the number of page views. Through 2007 we intend to launch several additional internet modules which collaboratively will make up our adult web community. Modules will include an online merchandise ecommerce platform and poker gaming platforms (to the extent permitted by local law). We believe that Scorelive.com will remain in development mode during 2007, generating minimal revenues.

Bad Debt Expense

During the fourth quarter of 2006, the Company created a bad debt expense of $3,391,126 applicable to amounts owed by the respective owners of Scores East and Scores West. At December 31, 2006, Go West owed the Company (indirectly, though EMS) $293,946 in accrued and unpaid royalties. Also on that date, 333 East 60th Street, Inc. (the owner of Scores East) owed the Company $1,230,263 in unpaid royalties. Both companies have informed us that their ability to make payments on the amounts owed is impaired due to increased legal costs incurred during investigations together with revenue shortfalls. In connection with the construction of Scores West, we loaned $1,636,264 to Go West. At December 31, 2006, $1,867,310 remained due under the loan and was reserved in recognition of its impairment. Any cash received prospectively from these clubs (Scores East, Scores West and North Miami) will be applied as a reversal of the bad debt expense when received. We intend to suspend the recognition of future royalties due and interest income on the Go West note (for book purposes) until the financial stability of these clubs has been assured.

Operating Expenses:

Operating expenses decreased during the 2006 period to $1,202,550 from $1,223,932 during the 2005 period. This figure represents a shift away from legal and administrative costs spent in 2005, toward increased marketing and promotional efforts, including sponsorship of the annual gentlemen’s club exposition in Las Vegas during August 2006. These efforts resulted in an additional sublicense being executed and three others currently under negotiation. Administrative costs related to legal and advertising were reduced by $224,000. Costs related to business development, marketing and other specialty services increased to approximately $216,000.

Also in 2007, we will begin a promotional campaign for Scoreslive.com along with expansion of several of its features. We expect to spend approximately $120,000 for this campaign.

Interest Income (Expense) - Net:

Interest income is presented net of interest expense for the 2006 period and the 2005, period respectively. Interest income is actual cash collected and interest paid on debt which amounted to $110,059 and $101,973 for both the 2006 period and the 2005 period, respectively.

Interest expense is due primarily from the issuance of long-term debentures and notes payable. Interest expense decreased to $281 for the 2006 period from $8,000 for the 2005 period. This decrease was due primarily to a payout of our outstanding debentures which resulted into a $25,000 prepayment premium penalty. Retiring these debentures ceased the issuance of any anti-dilution shares. Paying this penalty eliminated our obligation to issue shares pursuant to certain antidilution rights.

Provision For Income Taxes:

Although we had net profits during the 2006 period, the provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses for the 2004, 2005 and 2006 periods.

Net Income (Loss) (per share):

Net income(loss) was $(2,664,149) or $(0.02) per share for 2006 versus net income of $319,202 or $0.01 per share for 2005, largely due to the bad debt expense of approximately $3.4 million partially offset by additional 2006 revenue from three new sublicensed nightclubs of approximately $585,328. Net income per share data for both the 2006 and 2005 period is based on net income available to common shareholders divided by the weighted average of the common shares.

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

Liquidity and Capital Resources

On February 28, 2007, our then President, Chief Executive Officer and Director, Richard Goldring resigned from each of those positions, and terminated his employment with us under an employment agreement, dated April 16, 2003. The terms of such agreement provided that if Mr. Goldring terminated his employment without cause (which he did), we would become obligated to pay him $1 million. We had $231,332 in cash available at December 31, 2006. Given our lack of available cash to make such payment, we are currently negotiating with Mr. Goldring regarding its terms.

We reserved a bad debt expense of approximately $3.4 million in recognition of the impaired ability of Go West and 333 East 60th Street, Inc. to pay royalties due us, indirectly, and Go West's impaired ability to make payments under a certain note. See - Bad Debt Expense.

Scores West, accounted for 31% of our royalty revenue in 2006, compared to 29% in 2005. On February 28, 2007, the City of New York sought to close Scores West, alleging that it was a public nuisance. In February 2007, the New York State Liquor Authority began a review of its license and that of Scores East. See Item 3. Legal Proceedings. At December 31, 2006, Scores West owed us $293,946 in unpaid royalties. For such time as Scores West is not in operation, it would not longer provide us  any royalty income.

In connection with our divestiture of stock of Go West, we loaned it $1,636,264 in return for a promissory note (the “Note”) secured by Go West’s leasehold interest on a building at 533-535 West 27th Street, New York, New York. The Note bears interest at 7% and is scheduled for maturity on October 1, 2008. Go West is currently in default under the Note, and owes us $1,867,310 which includes accrued interest of $355,189. If Scores West were to be closed, its ability to make payments under the Note would be impaired.

Our affiliated club, Scores East, accounted for 28% of our royalty revenue in 2006, compared to 48% in 2005. At December 31, 2006, Scores East owed us $1,230,263 in royalties.

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of December 31, 2006 we had an accumulated deficit of $(5,746,455). As of December 31, 2006, we had total current assets of $394,538 and total current liabilities of $238,360 or positive working capital of $156,178. As of December 31, 2005, we had total current assets of $2,377,912 and total current liabilities of $486,672 or working capital of $1,891,240. The decrease in the amount of our working capital is primarily attributable to the bad debt expense of approximately $3.4 million. See - Bad Debt Expense.

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

Compliance with Sarbanes-Oxley

The largest amount of royalties owed to us from affiliated nightclubs (Scores East, Scores West and SMG) during 2005 was $1,096,468. The amount owed at December 31, 2006 was $1,540,476. Cash received as partial payment on these receivables during 2005 and 2006 totaled $492,940 and $715,000, respectively. No interest was paid or payable during such periods.

As we and they are under common control, we are mindful that those royalties receivables may take on the appearance of a prohibited loan under Section 402 of the Sarbanes-Oxley Act of 2002. We do not believe, however, that this is a prohibited loan as we are seeking to reduce the amount due under these receivables.

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

Revenue Recognition

Revenues for the 2006 period and the 2005 period were derived predominately from licensing fees. We apply judgment to ensure that the criteria for recognizing revenues are consistently applied and achieved for all recognized sales transactions.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2006, our sole officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our sole officer concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in the report had been recorded, processed, summarized and reported as of the end of the period covered by this report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORANCE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

The following table sets forth certain information with respect to our directors and executive officers during 2006.

Name	Positions Held	Age	Date of Election or Appointment as Director
Richard Goldring(1)	President, Chief Executive Officer, Director	38	December 2000
Elliot Osher(2)	Secretary, Director	47	September 2002
Curtis R. Smith	Chief Financial Officer	38	September 26, 2006
Elda Auerbach	Secretary	43	September 26, 2006

(1) Richard Goldring resigned as our President, Chief Executive Officer and Director effective February 28, 2007.
(2) Elliot Osher resigned as Secretary and Director effective March 27, 2006.

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

Code of Ethics

Due to the scope of our current operations, as of December 31, 2006, we have not adopted a code of ethics for financial executives, which include our principal executive officer, Chief Financial Officer or persons performing similar functions. Our decision to not adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2006 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2006 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2006 that received annual compensation during the fiscal year ended December 31, 2006 in excess of $100,000.

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total Earnings
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard Goldring,	2006	104,000	31,990	-0-	-0-	-0-	-0-	-0-	135,990
Chief Executive Officer, President, and Director (1)	2005	104,000	-0-	-0-	-0-	-0-	-0-	-0-	104,000
Curtis Smith, Chief Financial Officer (2)	2006	25,000	31,000	-0-	-0-	-0-	-0-	-0-	56,000

(1) On February 28, 2007, Richard K. Goldring resigned as our President, Chief Executive Officer and Director.
(2) Curtis Smith become our Chief Financial Officer on September 26, 2006.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Alex Amoriello

Effective March 1, 2007, we entered into an Employment Agreement with Alex Amoriello to be our President and Chief Executive Officer at an annual salary of $125,000.

The agreement is for a term of one year and automatically renews for additional one year periods unless either party gives prior notice of non-renewal. If we terminate Mr. Amoriello’s employment without cause, we are required to pay him a fee equal to 25% of his compensation for the previous year of employment plus a termination fee of $125,000. Such fee is also payable if the agreement is terminated pursuant to a change in control. If we elect not to renew the contract after the first year, we must pay him $35,000.

Effective as of the first anniversary of the Agreement, we granted him an option to purchase up to 1% of the then currently outstanding shares on a fully diluted basis of our common stock at an exercise price equal to the current price on the date of commencement.

On May 7, 2007, we amended his employment agreement to reflect his new position as our chief operations officer.

Richard Goldring

Effective January 1, 2006, we entered into a 10 year employment agreement with Richard Goldring, a director, our president and chief executive officer. The agreement provided for an initial annual salary of $160,000 and certain benefits. We are required by the agreement to obtain and maintain death and disability insurance on Mr. Goldring throughout the term of this agreement in the minimum amount of $5,000,000. We are required by the agreement to apply the insurance proceed to the repurchase of Mr. Goldring's stock in our company following his death or disability, at a 20% discount from market. In the event the discounted value of such stock as at the date of death or disability is less than $1 million, Mr. Goldring or his estate, as the case may be, is entitled to receive $1 million. We may terminate the agreement for cause, following the effectiveness of which, Mr. Goldring's right to further compensation under the agreement shall cease. If the agreement is terminated by Mr. Goldring for good reason, or by us without cause, however, Mr. Goldring shall be entitled to receive all remaining base salary then due him under the agreement. He is further entitled to assume the related death and disability policy. If Mr. Goldring terminates the agreement without good reason between January 1, 2009 to December 31, 2012, we are obligated to pay Mr. Goldring a $1 million as a termination fee.

This agreement was mutually rescinded effective September 25, 2006. By the terms of the rescission agreement, Mr. Goldring’s former agreement, executed on March 31, 2003, was restored as effective. Such agreement contained similar provisions as the 2006 agreement, including the need for insurance, stock repurchase, the $1 million termination fee. The salary under the 2003 agreement was $104,000 and the eligibility dates for the termination fee are March 31, 2006 to March 30, 2010.

Mr. Goldring terminated his employment with us as of February 28, 2007, a date under the 2003 agreement that made him eligible to receive the $1 million termination fee. We are currently negotiating the terms of our payment.

Compensation of Directors

Our directors receive no compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2006, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 27, 2007 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address	Shares of Common Stock	Percentage
of Beneficial Owner	Beneficially Owned	Ownership

Richard K. Goldring (1)	76,082,558(2)	46.1%
5 Fox Chase Drive
Watchung, NJ 07060

Elliot Osher (3)	14,552,606	8.8%
54 Prospect Avenue
White Plains, NY 10606

William Osher	14,552,726	8.8%
2955 Shell Road
Brooklyn, NY 11224

All directors and executive officers	90,635,284	54.9%
as a group

(1) On February 28, 2007, Richard K. Goldring resigned as our President, Chief Executive Officer and Director.
(2) Includes 1,600 shares owned by Irina Goldring, the wife of Richard Goldring.
(3) Elliot Osher resigned as a director on March 27, 2006.

ITEM 12. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Richard Goldring currently owns approximately 46% of our common stock. He resigned as our President, CEO and director on February 27, 2007. William Osher currently owns approximately 8.8% of our common stock. His employment with us terminated as part of the Unwinding (as described below). Elliot Osher currently owns approximately 9% of our common stock. His employment with us terminated as part of the Unwinding, and he resigned as our secretary and director on March 27, 2006. William, Elliot, and Harvey Osher are brothers.

Transactions with the Company

As part of the Unwinding in March 2003 for no additional consideration, we granted antidilution nights to each of Richard Goldring, William Osher and Elliot Osher, such that if we issue shares of our common stock for any reason, we shall issue such number of shares to each of them as is necessary for them to maintain their ownership positions, which are 46%, 8.8%, and 8.8%, respectively. These antidilution rights expire 18 months from March 31, 2003.

On March 31, 2003, we entered an Acquisition Agreement with Go West, Richard Goldring, William Osher and Elliot Osher whereby we would swap shares of Go West's common stock for shares of our common stock. On August 12, 2004, we entered into Amendment No. 1 to that agreement to provide as follows. The exchange of shares of Go West for shares of our common stock remains unchanged. As additional consideration for conducting the share exchange and the risks of holding shares of Go West, we granted antidilution rights to Richard Goldring, William Osher and Elliot Osher on the same terms as were granted them pursuant to the Unwinding transactions. Such rights would expire on the date where 99% of the principal of certain debentures were converted into shares of our common stock. This condition was satisfied as of September 30, 2006.

Agreements with EMS

EMS is one third owned by each of Richard Goldring, Elliot Osher and Harvey Osher. On March 13, 2003, we entered into a Master License Agreement with EMS granting it an exclusive worldwide license to use and license the use of our intellectual property to Scores nightclubs and to sell merchandise from those locations. The term of such agreement is for 20 years and is renewable for six 5-year periods at the option of EMS. Under the Agreement (the “EMS Agreement”), EMS is required to pay over to us 100% of royalties received from clubs under common control with us and 50% of royalties received from those not under common control.

On November 13, 2006, we amended and restated our agreement with EMS (“Restated Agreement”) to add a provision which stated that so long as a shareholder, officer or director of EMS serves at the same time as an officer or director of ours, EMS shall pay over 100% of royalties received from non-affiliated clubs. The agreement recited that this had always been the intention and practice of the parties. On February 28, 2007, this condition ceased to be fulfilled as Richard Goldring resigned as our President, Chief Executive Officer and Director.

Transactions with 333 East 60th Street, Inc.

333 East 60th Street, Inc., operator of Scores East, is owned two thirds each by Richard Goldring and one third by Elliot Osher. Richard Goldring is the company’s President. On October 1, 2003, EMS and 333 East 60th Street, Inc. entered into a sublicense agreement which permitted Scores East to use our tradename in connection with its operations. Royalties earned during 2005 and 2006 were $680,900 and $549,363, respectively. Royalties owned at December 31, 2005 and December 31, 2006 were $986,044 and $1,230,263, respectively.

Sublicense Agreement with SMG Entertainment Inc.

Richard Goldring indirectly owns 90% of SMG Entertainment Inc. (“SMG”). On January 3, 2005, EMS and SMG entered into a sublicense agreement which permitted our North Miami nightclub to use the Score tradename in connection with its operations. Royalties payable to EMS are 4.99% of its gross revenues. SMG filed for bankruptcy in the Southern District of New York on December 11, 2006. At such date, it owed us $16,611 which we have written off as uncollectible.

Transactions with Go West Entertainment, Inc.

Two thirds of Go West Entertainment, Inc. (“Go West”) is owned by Richard Goldring and one third by Elliot Osher.

On March 11, 2002, we entered into an acquisition agreement with Go West whereby it became our wholly owned subsidiary in exchange for common stock paid to its then stockholders, Richard Goldring, William Osher and Elliot Osher. On March 31, 2003, we engaged in a series of transactions designed to reverse this acquisition (the “Unwinding”). We transferred all of the capital stock of Go West to its former shareholders, who returned our stock to us. Immediately thereafter, Richard Goldring and William Osher entered into an agreement with EMS whereby they each exchanged their shares of Go West for shares of EMS. Our agreement with them also included an antidilution provisions, as described above. As a result, EMS owned 66.7% and Elliot Osher owned 33.3% of Go West's outstanding common stock. Richard Goldring and William Osher each owned 50% of EMS's outstanding common stock. On April 7, 2003 the EMS Acquisition Agreement was undone. EMS transferred 2,500,000 shares of Go West to Mr. Richard Goldring and 2,500,000 shares of Go West to William Osher.

Also, on March 31, 2003, EMS and Go West entered into a sublicense agreement which permitted Scores West to use the Score tradename in connection with Scores West's operations. Royalties payable to EMS are 4.99% of its gross revenues. Royalties earned during 2005 and 2006 were $410,742 and $577,710, respectively. Royalties owned at December 31, 2005 and December 31, 2006 were $90,801 and $293,946, respectively.

Beginning July 1, 2004, we leased 2,400 square feet of office space from Go West for our executive offices, paying $20,000 per month and offsetting it against royalties owed. On March 1, 2007, we terminated this lease, moving our executive offices to White Plains, New York.

In consideration of payments made by us on behalf of Go West for construction of Scores West, on March 31, 2003, GoWest issued us a five year promissory note for $1,636,264.08 which bears simple interest at 7% and is scheduled for maturity on October 1, 2008. Go West is in default under the Note. At December 31, 2006, Go West owed us $1,867,310 which includes $355,189 in accrued and unpaid interest. During 2005 and 2006, $22,205 and $ 104,400 were paid in principal and interest, respectively. At the time, Go West’s primary asset was a 20-year lease on the building at 533-535 West 27th Street, New York, New York which is where it built its nightclub. It had an option to purchase the lot for $10,000,000 which it has exercised. The Note is secured by Go West’s leasehold interest in the property which we believe is adequate security, despite being subordinate to the underlying mortgage.

ITEM 13. EXHIBITS

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit Number	Item
2.1	Agreement and Plan of Reorganization between Olympus M.T.M. Corporation and The Internet Advisory Corporation*
2.2	Reorganization Agreement between The Internet Advisory Corporation and Richard Goldring*
2.3	Plan of Reorganization and Disclosure Statement filed in Bankruptcy Court*
2.4	Acquisition Agreement among the Registrant Go West Entertainment, Inc., Richard Goldring, William Osher, and Elliott Osher*
2.5	Agreement and Plan of Merger among HEIR Holding Company, Inc., Scores Acquisition Corp. and the Registrant*
2.6
Acquisition Agreement, dated March 31, 2003 among the Registrant, Go West Entertainment, Inc., Richard Goldring, William Osher, and Elliott Osher (incorporated by reference to the Registrant's Report on Form 8-K filed on April 16, 2003)

2.7	Agreement and Plan of Merger, dated August 12, 2004, among the Registrant, SCRH Acquisition Corp. and Aciem Management, Inc )incorporated by reference to the Registrant's Report on Form 8-K filed on August 25, 2004)
2.8	Amendment No. 1 to Acquisition Agreement, dated August 12, 2004, among the Registrant, Go West Entertainment, Inc., Richard Goldring, William Osher, and Elliott Osher (incorporated by reference to the Registrant's Report on Form 8-K filed on August 25, 2004)

10.1	License Agreement between HEIR Holding Company, Inc. and Go West Entertainment, Inc.*
10.2	Amendment to License Agreement dated August 15, 2001*
10.3	Convertible Debenture Purchase Agreement between HEIR Holding Company, Inc. and HEM Mutual Assurance Fund, Ltd *
10.4	$1,000,000 Convertible Debenture Issued to HEM Mutual Assurance Fund, Ltd by HEIR Holding Company, Inc.*
10.5	Loan Agreement and Promissory Note between the Registrant and HEM Mutual Assurance Fund, Ltd*
10.6	Promissory Note Issued to HEM Mutual Assurance Fund, Ltd by the Registrant*
10.7	Convertible Debenture Purchase Agreement between the Registrant and HEM Mutual Assurance, LLC*
10.8	Termination Warrant Issued to HEM Mutual Assurance, LLC by the Registrant, dated March 31, 2003, *
10.9	Special Registration Rights Agreement between the Registrant and HEM Mutual Assurance, LLC *
10.10	Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Documents among the Registrant, HEM Mutual Assurance Fund, Ltd and HEM Mutual Assurance, LLC. *
10.11	Intellectual Property Assignment Agreement between the Registrant and Scores Entertainment, Inc. *
10.12	Warrant to Purchase 70,000 Shares of Common Stock of the Registrant*
10.13
Second Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Documents, dated February 25, 2003, among the Registrant, HEM Mutual Assurance Fund, Ltd and HEM Mutual Assurance, LLC.(incorporated by reference to the Registrant's Report on Form 8-K, filed on March 11, 2003)*

10.14	Collateral Loan Agreement between the Registrant and Interauditing, Srl , dated February 25, 2003*
10.15	Advisory Agreement Among Maximum Ventures, Inc., Jackson Steinem, Inc. and the Registrant*
10.16	Employment Agreement between the Registrant and Richard Goldring*
10.17	Option Agreement between the Registrant and Richard Goldring *
10.18	Option Agreement between the Registrant and Elda Auerback *
10.19	Promissory Note for $250,000 issued by the Registrant to Arnold Feldman *
10.20	Secured Promissory Note issued by Go West Entertainment, Inc. to the Registrant (incorporated by reference to the Registrant's Report on Form 8-K, filed on April 16, 2003)
10.21
Master License Agreement, dated March 31, 2003 between the Registrant and Entertainment Management Services, Inc. (incorporated by reference to the Registrant's Report on Form 8-K, filed on April 16, 2003)

10.22
Sublicense Agreement, dated Marh 31, 2003, between Entertainment Management Services, Inc. and Go West Entertainment, Inc. (incorporated by reference to the Registrant's Report on Form 8-K, filed on April 16, 3003)

10.23	Employment Agreement, dated March 31, 2003, between the Registrant and Richard Goldring (incorporated by reference to the Registrant's Report Form 8-K and filed on April 16, 2003)
10.24
Amendment to Intellectual Property Agreement, dated March 31, 2003, between the Registrant and Scores Entertainment, Inc. (incorporated by reference to the Registrant's Report on Form 8-K filed on April 16, 2003) *

10.25
Loan Modification Agreement, dated December 16, 2003, between the Registrant and HEM Mutual Assurance Fund Limited (incorporated by reference to the Registrant's Report on Form 10-KSB, filed on March 30, 2004)

10.26
Agreement and Plan of Merger, dated August 12, 2004, between the Registrant, SCRH Acquisition Corp. and Aciem Management, Inc. (incorporated by reference to the Registrant's Report on Form 8-K, filed on August 25, 2004)

10.27
Sublicense Agreement, dated March 31, 2003, between Entertainment Management Services, Inc. and Go West Entertainment, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed on April 15, 2005)

10.28
Sublicense Agreement, dated June 13, 2003, between Entertainment Management Services, Inc. and Stone Park Entertainment (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed on April 15, 2005)

10.29
Sublicense Agreement, dated February 27, 2004, between Entertainment Management Services, Inc. and Club 2000 Eastern Avenue, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed on April 15, 2005)

10.30
Sublicense Agreement, dated July 27, 2004, between Entertainment Management Services, Inc. and DBD Management, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed on April 15, 2005)

10.31
Sublicense Agreement, dated January 3, 2005, between Entertainment Management Services, Inc. and SMG Entertainment, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed on April 15, 2005)

10.32	Sublicense Agreement, dated July 28, 2005, between Entertainment Management Services, Inc. and DDII, LLC.**
10.33	Sublicense Agreement, dated October 27, 2005, between the Registrant and D.I. Food & Beverage of Las Vegas.**
10.34	Sublicense Agreement, dated November 16, 2005, between Entertainment Management Services, Inc. and DDL of Los Angeles LLC.**
10.35	Sublicense Agreement, dated November 16, 2005, between Entertainment Management Services, Inc. and Bash Entertainment, LLC.**
10.36	Employment Agreement, dated January 1, 2006, between the Registrant and Richard Goldring (incorporated by reference to the Registrant's Report on Form 8-K filed on September 13, 2006)
10.37	Recission Agreement, dated September 25, 2006, between the Registrant and Richard Goldring (incorporated by reference to the Registrant's Report on Form 8-K filed on September 28, 2006)
10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc.**
10.39
Amended and Restated Master License Agreement, dated November 13, 2006, between the Registrant and Entertainment Services, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB filed on November 15, 2006)

10.40	Employment Agreement, dated March 1, 2007, with Alex Amoriello (incorporated by reference to the Registrant's Report on Form 8-K filed on March 8, 2007)
10.41	Lease, dated March 6, 2007, between the Registrant and HQ Global Work places.**
10.42	Sublicense Agreement, dated April 2, 2007, between Entertainment Management Services, Inc. and Silver Bourbon, Inc.**
10.43	Amendment to Employment Agreement, dated May 7, 2007, between the Registrant and Alex Amoriello.**
16	Letter, dated February 28, 2005, from Radin, Glass &Co., LLP*
21	Subsidiaries - As of March 24, 2005, we had three subsidiaries: Scores Licensing Corp., Scores Acquisition Corp. and Aciem Management, Inc.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer**
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer(1)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

*    previously filed.
**  filed herewith.
(1) Included in Exhibit 31.1.
(2) Included in Exhibit 32.1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $34,000 and $21,500 respectively.

(2) Audit Related Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for audit related fees for fiscal years 2006 and 2005 were $25,000 and $12,500, respectively.

(3) Tax Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the preparation of the registrant's tax returns, including tax planning for fiscal years 2006 and 2005 were $4,000 and $2,500, respectively.

(4) All Other Fees

No other fees were paid to Sherb & Co., LLP for fiscal years 2006 and 2005.

(5) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Sherb & Co., LLP for both fiscal years 2006 and 2005.

(6) Audit Work Attributed to Persons Other than Sherb & Co., LLP’s Full-time, Permanent Employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCORES HOLDING COMPANY INC.

Date: May 17, 2007	By:	/s/ Curtis Smith
Curtis Smith Acting Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Curtis R. Smith	Acting Principal Executive Officer and	May 17, 2007
Curtis R. Smith	Principal Financial Officer and Director

/s/ Elda Auerbach
Elda Auerbach	Director	May 17, 2007

Scores Holding Company, Inc. and Subsidiaries

Contents

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Stockholders' Equity	F-4

Consolidated Statements of Cash Flows	F-5

NOTES TO THE FINANCIAL STATEMENTS	F-6 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Scores Holding Company, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Scores Holding Company, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the years then ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scores Holding Company, Inc. as of December 31, 2006 and the results of its operations and its cash flows for each of the years then ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
April 19, 2007

SCORES HOLDING COMPANY, INC. AND SUBSIDAIRIES

CONSOLIDATED BALANCE SHEET

December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$231,332
Licensee receivable - including affiliates - net	30,789
Inventory	68,790
Prepaid expenses	63,627
Total Current Assets	394,538

INTANGIBLE ASSETS, NET	280,670
$675,208

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accured expenses	$111,260
Notes Payable	117,500
Related party payable	9,600
Total Current Liabilities	238,360

Notes Payable - Long term	20,000

COMMITMENTS & CONTINGENCIES	—

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	—
Common stock, $.001 par value; 500,000,000 shares authorised, 165,186,124 issued and outstanding	165,186
Additional paid-in capital	5,998,117
Accumulated deficit	(5,746,455)
Total Stockholders' Equity	416,848
$675,208

See notes to consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

REVENUE
Royalty	$1,857,629	$1,413,235
Merchandise	106,076	152,655
Public relations	12,000	3,000
Total	1,975,705	1,568,890

COST OF MERCHANDISE SOLD	118,958	120,729

GROSS PROFIT	1,856,747	1,448,161

BAD DEBT EXPENSE	3,413,051	—
GENERAL AND ADMINISTRATIVE EXPENSES	1,202,550	1,223,932

INCOME (LOSS) FROM OPERATIONS	(2,758,854)	224,229
INTEREST INCOME - NET	110,059	101,973

INCOME (LOSS) BEFORE INCOME TAXES	(2,648,795)	326,202

PROVISION FOR INCOME TAXES	15,354	7,000

INCOME (LOSS)	$(2,664,149)	$319,202

INCOME (LOSS) PER SHARE
BASIC and DILUTED	$(0.02)	$0.01

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - BASIC and DILUTED	132,636,194	50,600,317

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS'S EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2004	30,876,046	$30,877	$5,691,598	$(3,401,507)	$2,320,968
Conversion of debentures	6,036,534	6,036	55,584	—	61,620
Issuance of shares according to the anti-dilution agreement	30,374,600	30,375	(30,375)	—	—
Issuance of shares for services	11,355,000	11,355	158,503	—	169,858
Net income	—	—	—	319,202	319,202
Balance as of December 31, 2005	78,642,180	$78,642	$5,875,310	$(3,082,306)	$2,871,646
Issuance of shares according to the anti-dilution agreement	55,176,008	55,176	(55,176)	—	—
Conversion of debentures	23,814,936	23,815	75,388	—	99,203
Issuance of shares for services	7,693,000	7,693	103,855	—	111,548
Shares cancelled	(140,000)	(140)	(1,260)	—	(1,400)
Net loss	—	—	—	(2,664,149)	(2,664,149)
Balance as of December 31, 2006	165,186,124	$165,186	$5,998,117	$(5,746,455)	$416,848

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(2,664,149)	$319,202
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Allowance on notes receivable	1,867,310	—
Allowance on royalties	1,540,870	—
Depreciation & Amortization	42,443	35,000
Common stock and warrants issued for services	111,548	170,177
Royalty receivable	(326,771)	(273,625)
Prepaid expenses	(29,142)	(39,648)
Inventory	(31,912)	(31,715)
Interest receivable	(69,838)	(110,340)
Accounts payable and accrued expenses	(212,147)	43,383

NET CASH PROVIDED BY OPERATING ACTIVITIES	228,212	112,434

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Trademark intangible	(173,600)	—
Cash collected on Note receivable	104,400	22,000

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(69,200)	22,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debentures	(66,000)	—
Related party payable	(1,400)	(17,760)
Note on purchase of trademark intangible	175,000	—
Repayment of notes payable	(66,465)	(85,662)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	41,135	(103,422)

NET INCREASE IN CASH	200,147	31,012

Cash and Cash Equivalents, beginning of the year	31,185	173

Cash and Cash Equivalents, end of the year	$231,332	$31,185

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,660	$8,316
Cash paid during the year for taxes	15,354	5,905
Non-cash financing activities:
Shares Cancelled	140,000	—
Common stock issued for services	$111,548	$169,858
Common stock issued in connection with debenture conversion shares cancelled	99,203	61,620

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 and 2005

Note 1. Organization

Scores Holding Company, Inc. and subsidiaries (the "Company") is a Utah corporation, formed in September 1981 and is located in White Plains, New York. Formerly, Internet Advisory Corporation, the Company is a company that exploits the "Scores" name and trademark for franchising and other licensing options.

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

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times where cash may exceed $100,000, the FDIC insured limit.

Inventory

Inventory consists primarily of finished goods and is valued at the lower of cost or market on a first-in first-out "FIFO" basis. In performing our cost valuation, we consider the condition and salability of our inventory and may adjust the valuation due to anticipated changes that may materially affect its basis.

Equipments

Equipment is stated at cost. Maintenance and repairs are charged to expenses as incurred. Depreciation is provided for over the estimated useful lives of the individual assets using straight-line methods.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2006, the Company believes that there has been no impairment of long-lived assets.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, licensee receivables, accounts payable, accrued expenses and notes payable approximate fair value, based on the short-term maturity of these instruments.

Royalty and Notes Receivable and Reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. In addition to reviewing any delinquent royalty or note receivables, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility. Subsequent to year end 2006, we were informed through common ownership that our East and Westside affiliates were undergoing financial distress and pending matters with the New York State Liquor Authority that may materially affect future operations. As a result, management believes that a collection for royalties in the amount of $1,540,870 and an impairment on a note receivable from our Go West affiliate in the amount of $1,867,310 may not be recoverable as of December 31, 2006.

Any cash received prospectively from these clubs (Scores East, Scores West and North Miami) will be applied as a reversal of the bad debt expense when received. We intend to suspend the recognition of future royalties due and interest income on the Go West note (for book purposes) until the financial stability of these clubs has been assured.

Advertising Costs

The costs of advertising are expensed as incurred. The advertising expenses for the years ended December 31, 2006 and 2005 are $13,325 and $73,502, respectively.

Stock-Based Employee Compensation

The Company previously during 2005, accounted for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and the Financial Accounting Statement of Financial Accounting Standards No. 123 and No. 148 (SFAS 123 and SFAS 148), “ Accounting for Stock-Based Compensation”. Under SFAS 123, the application of the provisions of APB 25 to its stock-based employee compensation arrangements, required only to supplement its financial statements with additional pro-forma disclosures. The Company did not issue any options or warrants for compensation in the last two fiscal years. All shares issued for services have been valued at market value and the related value has been expensed accordingly.

Effective January 1, 2006, the Company adopted SFAS 123R. Under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

SFAS 123R eliminates the alternative to use the intrinsic value methods of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment transactions with employees.

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model, although there were no stock options issued during the above We have recorded no compensation expense for stock options granted to employees during the year ended December 31, 2006 and 2005.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Assumptions utilized computing fair value under the Black Scholes model are as follows:

	For the year ended December 31,
	2006	2005
Risk free interest rate	5.00%	4.38%
Expected life	6.5 years	7.5 years
Dividend rate	0.00%	0.00%
Expected volatility	71%	100%

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $2,100,000, which expire in the years 2015 and 2022. The related deferred tax asset of approximately $945,000 has been offset by a valuation allowance. The Company’s net operating loss carryforwards may have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

	2006	2005

Deferred tax assets:
Net operating loss carryforward	$945,000	$1,290,000
Less valuation allowance	(945,000)	(1,290,000)
Net deferred tax asset	$-	$-

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2006 and 2005, as a result of the following:

	2006	2005
Tax (benefit) at statutory rate	$(901,000)	$110,000
State and local taxes	(273,000)	33,000
Temporary timing differences	1,516,554	-
Permanent differences	17,800	9,000
Change in valuation allowance	(345,000)	(145,000)
Tax due	$15,354	$7,000

Loss Per Share

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents (common stock warrants)in the amount of 85,000 options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive.

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

Concentration of Credit Risk

The Company has an exclusive license agreement with Entertainment Management Services, Inc. (“EMS”). EMS licenses the Company’s intellectual property to two nightclubs under common control with the Company and four nightclubs who are not (and are currently in operation). During 2006, revenues earned from royalties and merchandise sales from these unrelated licensees amounted to $761,707, which there is $30,789 due and outstanding as of December 31, 2006. Revenues from royalties and merchandise sales from the three related licensees based in New York and Florida was $1,107,923, which there was $1,540,870 due and outstanding as of December 31, 2006. A note in the amount of $1,867,310 which includes $355,189 of accrued interest from Go West Entertainment, Inc. that matures in October 2008 was in default at December 31, 2006. As discussed in Item 6 Management Discussion and Analysis, a reserve for the entire $1,540,870 and $1,867,310 was provided for based on both the unstable financial conditions, bankruptcy, one affiliate, and government matters mentioned in Item 3 Legal Proceedings for the other two affiliates.

New Accounting Pronouncements

FASB 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 156 - Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This provision is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year 2007. We are evaluating the impact, if any; the adoption of this statement will have on our results of operations, financial position or cash flows. Given our substantial loss carry-forward, we do not, in the near term, expect to have any impact of our tax position with the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2008. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for fiscal years beginning after November 15, 2006, which will be our fiscal year 2007.

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

In Feburary 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair Value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisions between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2008. We do not believe that the adoption of SFAS 159 will have a material impact on our result of operations or financial condition.

Note 3. Furniture and Equipment

At December 31, 2006, furniture and equipment consist of the following:

Furniture & Equipment	$50,000
Less: accumulated depreciation	(50,000)
$--

Furniture and equipment are depreciated over 5 years. Depreciation expense for the year ended December 31, 2006 and 2005 was $8,763 and $10,000 respectively.

Note 4. Related-Party Transactions

a. Go West Entertainment, Inc.

During 2006, the Company had an office lease agreement with Go West Entertainment, Inc., (“Go West”). The former President, Chief Executive Officer and Director of the Company is also one of the two shareholders of Go West.

b. "Unwinding" Transaction and Master License Agreement

Immediately after the closing of our transfer of Go West in 2003, we entered into a Master License Agreement (the "Master License") with Entertainment Management Services, Inc. ("EMS"). The Master License Agreement grants to EMS the exclusive worldwide license to use and to grant sublicenses to use the Scores trademarks in connection with the ownership and operation of upscale, adult-entertainment cabaret night clubs/restaurants and for the sale of merchandise by such establishments. The term of the Master License is twenty years, and EMS has the option to renew the Master License for six consecutive five-year terms. We will receive royalties equal to 4.99% of the gross revenues of all sublicensed clubs that are controlled by EMS. We will also receive royalties generated by sublicensing use of the SCORES name to adult entertainment nightclubs that are not controlled by EMS.

In consideration of all payments made by us on behalf of Go West for the construction of the club, Go West has given to us its Secured Promissory Note in the amount of $1,636,264. At December 31, 2007, $1,867,310 was due under the Note which was in default. The Company believes that there is a potential risk that collection of the balance have been impaired due to the financial condition at Go West. We have expensed the entire amount as a bad debt.

Note 5. Intangible Assets

a. Trademark

In connection with the acquisition of HEIR, as discussed above, the Company acquired the trademark to the name "Scores". This trademark had a recorded value of $425,000. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. The Company recorded $33,680 in 2006 and $25,000 of amortization expense, in 2008. Amortization of this intangible will continue at $59,720 a year over its useful life.

Note 6. Notes Payable and Convertible Debenture

As a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. ("SEI") and Irving Bilzinsky ("Bilzinsky"), the Company is obligated to pay Bilzinsky, as sole shareholder of SEI, $175,000 in 18 monthly installments, which commenced on September 24, 2006, of $9,375 for each of the first 8 months and $10,000 for each of the remaining 10 months. As of December 31, 2006 the Company paid $37,500 and has a balance due of $137,500 of which $117,500 is current and $20,000 is long term.

a. Convertible Debenture

a. On December 16, 2003 the Company entered into a Loan Agreement Modification whereby the remaining loan balance of $559,000 was forgiven for the issuance of 20,000 warrants with an exercise price of 75% of the three lowest closing bid prices per share of the Company’s common stock during the forty trading days immediately preceding the date of the conversion for a term of three years. The 20,000 warrants were valued at $7,000 using the Black-Scholes method. The remaining balance of the $552,000 debt forgiven was allocated as a gain on the settlement of such debt net of the write off of the remaining $95,000 of related capitalized financing costs.

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

On June 2, 2006, the Company issued 4,995,000 shares of common stock in exchange for the conversion of $34,050 of Debenture principal and $922.14 of interest respectively.

The terms of anti-dilution agreement with the major shareholders were extended as part of the execution of these debentures issued in August 2004. This extension has been terminated as of September 30, 2006. This is the date that all existing debenture balances had been paid and yet deemed fully extinguished by the Company. As a result, no additional anti-dilution shares will be issued.

Note 7.  Equity Transactions

a. On August 12, 2004, the Company entered into a merger agreement with Aciem Management, Inc., a New York Corporation. ("ACMI") As a result of the merger, ACMI became a wholly-owned subsidiary of the Company and all outstanding shares of ACMI's capital stock held by its sole stockholder, a former officer, were converted into shares of the Company's common stock. ACMI is a private, development stage company formed to provide operational support to owners of adult entertainment clubs. ACMI had no operations to the date of the merger. ACMI had $250,000 in cash and $250,000 in debentures as of August 12, 2004. Prior to the merger, ACMI entered into a Convertible Debenture Purchase agreement dated August 12, 2004 with HEM Mutual Assurance LLC and Highgate House LLC, pursuant to which it sold and issued convertible debentures to HEM and Highgate in an aggregate principal amount of up to $500,000 in a private placement, only $250,000 was actually funded with cash. Indirectly, the managing member of Highgate, via another limited liability company, is a member of outside legal counsel to the Company. Four debentures in the aggregate principal amount of $250,000 were issued for gross proceeds of $250,000 in cash and two additional debentures in the aggregate principal amount of $250,000 were issued in exchange for two promissory notes from HEM and Highgate in the principal amount of $250,000. Such $250,000 of promissory notes have not been recorded as an asset as collectibility is not assured, in addition the $250,000 was due upon culminating the merger with the Company on August 12, 2004 and payable at the option of HEM and/or Highgate. As a result of the merger, the Company has assumed the rights and obligations of ACMI in the private placement, including the gross proceeds raised through the sale of the Debentures, the note issued by HEM and Highgate to ACMI, and ACMI's obligations under the Debentures and the Purchase Agreement. The $230,000 principal amount of the debentures is now convertible into unrestricted shares of common stock. $20,000 in principal amount of the initial debentures is now convertible into unrestricted shares of common stock at conversion price of $0.01 per share. The $250,000 contingent debenture, which such monies have yet to be received, may not be converted, does not accrue interest, and is not subject to repayment at maturity unless (i) HEM and Highgate elect to fund the contingent debenture; (ii) a sufficient number of shares of common stock are then held in escrow to cover at least 200% of the number of shares that would then be necessary to satisfy the full conversion of all then outstanding converted debentures; and (iii) the Note has been paid in full by HEM and Highgate. See Note 6(b) above for the conversion terms and beneficial conversion recorded.

The terms of anti-dilution agreement with the major shareholders were extended as part of the execution of these debentures issued in August 2004. This extension has been terminated as of September 30, 2006. This is the date that all existing debenture balances had been paid and yet deemed fully extinguished by the Company. As a result, no additional anti-dilution shares will be issued.

b. In January 2005, the Company issued 804,800, 804,833 and 805,063 shares of common stock, respectively, in exchange for the conversion of $7,200, $7,200 and $7,200 of debenture principal, respectively, and $44, $44 and $46 of interest, respectively.

c. In February 2005, the Company issued 352,517 shares of common stock, respectively, in exchange for the conversion of $2,800 of debenture principal, respectively, and $20 of interest respectively.

d. In March 2005, the Company issued 2,016,521 share of common stock, respectively, in exchange for the conversion of $14,400 of debenture principal, respectively, and $119 of interest respectively.

e. In March 2005, September 2005 and December 2005, the Company issued 8,394,700, 17,379,900 and 4,600,000 shares of common stock, respectively, in accordance with the anti-dilution provisions in the unwinding agreement or a total of 30,374,600 shares.

f. In June 2005, the Company issued 2,300,000 shares of common stock in exchange for $46,000 of legal services.

g. In August 2005, the Company issued 2,300,000 shares of common stock in exchangefor $31,050 of legal services.

h. During September 2005, the Company issued 4,115,000 shares of common stock in exchange for $66,408 of legal services.

i. During September 2005, the Company issued 1,252,800 shares of common stock in exchange for the conversion of $22,500 of debenture principal, respectively, and $50 of interest respectively.

j. During November 2005, the Company issued 2,640,000 shares of common stock in exchange for $26,400 of legal services.

k. On January 27, 2006, the Company issued 3,841,700 shares of common stock in exchange for the conversion of $12,850 of debenture principal and $281 of interest, respectively.

l. On January 27, 2006, the Company issued 5,900,000 shares of common stock in accordance with the anti-dilution provisions in the unwinding agreement.

m. On February 8, 2006, the Company issued 15,029,118 shares of common stock in exchange for the conversion of $50,000 of debenture principal and $1,099 of interest, respectively.

n. On June 2, 2006, the Company issued 27,075,002 retroactive to February 8, 2006, shares of our common stock in accordance with the anti-dilution provisions in the unwinding agreement.

o. On June 2, 2006, the Company issued 4,995,000 shares of common stock in exchange for the conversion of $34,050 of debenture principal and $922.14 of interest respectively.

p. On June 5, 2006, the Company issued 8,701,000 shares of our common stock in accordance with the anti-dilution provisions in the unwinding agreement.

q. On August 15, 2006, the Company issued 7,693,000 share of our common stock for legal services totaling $111,548.

r. On September 1, 2006, the Company issued 13,500,000 shares of our common stock in accordance with the anti-dilution provisions in the unwinding agreement.

s. On September 25, 2006, the Company cancelled retired 140,000 of its common stock that it received from Scores Entertainment Incorporated pursuant to the Settlement Agreement dated September 24, 2006

Note 8. Stock Option

Stock-Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the Black Scholes value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Stock option activity for the two years ended December 31, 2006 is summarized as follows:

	Shares	Weighted Average Exercise Price

Outstanding & exercisable at December 31, 2004	85,000	$2.80
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-

Outstanding & exercisable at December 31, 2005	85,000	$2.80
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-

Outstanding & exercisable at December 31, 2006	85,000	$2.80

All such options are vested and exercisable

Note 9. Commitments & Contingencies

Rent expense for the year ended December 31, 2006 and 2005 was $240,000 and $240,000 respectively. In June 2004, the Company signed a lease with Go West Entertainment for office space located at 533-535 West 27th Street, New York, New York which was terminated on March 1, 2007. The Company entered into a new one year lease agreement with HQ Global Services, Inc. to occupy offices in White Plains, New York, and New York, New York. The lease approximates to 500 square feet of office space at $4,500 per month. The Company has an option to renew the lease which has an escalation clause of (3) three percent of the base rent on an annual basis.

As a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. ("SEI") and Irving Bilzinsky ("Bilzinsky"), the Company is obligated to pay Bilzinsky, as sole shareholder of SEI, $175,000 in 18 monthly installments, which commenced on September 24, 2006, of $9,375 for each of the first 8 months and $10,000 for each of the remaining 10 months. As of December 31, 2006 the Company paid $37,500 and has a balance due of $137,500 of which $117,500 is current and $20,000 is long term.

10. SUBSEQUENT EVENTS

On February 28, 2007, our then President, Chief Executive Officer and Director, Richard Goldring resigned from each of those positions, and terminated his employment with us under an employment agreement, dated March 31, 2003. The terms of such agreement provided that if Mr. Goldring terminated his employment without cause, we would become obligated to pay him $1 million. The Company is negotiating the terms of such payment.

During the fourth quarter of 2006, the Company created a bad debt expense of $3,413,051 applicable to amounts owed by the respective owners of Scores East and Scores West.  At December 31, 2006, Go West owed the Company (indirectly, though EMS) $293,946 in accrued and unpaid royalties.  Also on that date, 333 East 60th Street, Inc. owed the Company $1,230,946 in accrued and unpaid royalties.  Both companies have informed the Company that their ability to make payments on the amounts owed is impaired due to legal costs incurred during investigations and enforcement actions against them together with revenue shortfalls.  In connection with the construction of Scores West, we loaned $1,636,264 to Go West.  At December 31, 2006, $1,867,310 remained due under the loan which is in default and reserved in recognition of its impairment.

Any cash received prospectively from these clubs (Scores East, Scores West, and North Miami) will be applied as a reversal of the bad debt expense when received. We intend to suspend the recognition of future royalties due and interest income on the Go West note (for book purposes) until the financial stability of these clubs has been assured.