Form 10QSB
period 2007-03-31
SCORES HOLDING CO INC
filed 2007-05-21
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission file number 000-16665

Scores Holding Company Inc.
(Exact name of small business issuer as specified in its charter)

Utah	87-0426358
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

50 Main Street - White Plains, NY 10705
(Address of principal executive offices)

(914) 682-6859
(Issuer's telephone number)

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 165,186,124 as of May 7, 2007 Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Scores Holding Company Inc.
March 31, 2007
Quarterly Report on Form 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

		Page
	Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	4

	Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$63,898	$231,332
Licensee receivable - including affiliates - net	62,952	30,789
Prepaid expenses	35,463	68,790
Inventory	63,166	63,627

Total Current Assets	225,479	394,538

INTANGIBLE ASSETS, NET	265,740	280,670

Security deposits	7,000	—

	$498,219	$675,208

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$39,922	$111,260
Related party payable	15,232	9,600
Notes payable - Current	109,375	117,500

Total Current Liabilities	164,529	238,360

COMMITMENTS & CONTINGENCIES
Notes Payable - Long Term	—	20,000
STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	—	—

Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 and 165,186,124 issued and outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(5,829,613)	(5,746,455)

Total stockholder's equity	333,690	416,848
	$498,219	$675,208

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

REVENUES
Royalty	$154,204	$440,126
Merchandise	9,959	16,447
Public relations	3,000	3,000

Total	167,163	459,573

COST OF MERCHANDISE SOLD	8,192	13,158

GROSS PROFIT	158,971	446,415

GENERAL AND ADMINISTRATIVE EXPENSES	242,129	260,988

NET INCOME (LOSS) FROM OPERATIONS	(83,158)	185,427

INTEREST INCOME	—	27,304

NET INCOME (LOSS) BEFORE INCOME TAXES	(83,158)	212,731

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(83,158)	$212,731

NET INCOME (LOSS) PER SHARE -
Basic and Diluted	$(0.00)	$0.00

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - Basic and diluted	165,186,124	109,430,378

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(83,158)		$212,731

Adjustments to reconcile net loss to net
cash provided by (used) in operating activities:
Depreciation & Amortization	14,930		8,750
Royalty receivable	(32,163)		(101,280)
Prepaid expenses	33,327		(3,336)
Inventory	461		(8,979)
Interest receivable	—		(27,585)
Security deposits	(7,000)		—
Accounts payable and accrued expenses	(71,338)		(80,969)

NET CASH (USED IN) OPERATING ACTIVITIES	(144,941)		(668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash collected on notes receivable	—		23,200

NET CASH PROVIDED BY INVESTING ACTIVITIES	—		23,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party payable	5,632		(500)
Repayment of notes payable	(28,125)		(28,965)

NET CASH (USED IN) FINANCING ACTIVITIES	(22,493)		(29,465)

NET (DECREASE) IN CASH	(167,434)		(6,933)

CASH, beginning of the period	231,332		31,185

CASH, end of the period	$63,898		$24,252

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$	$ 1,379
Cash paid during the year for income taxes	—		—
Non-cash financing activities:
Common stock issued in connection with debenture conversion	$—	$	$ 62,850

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

1. The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation, (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2: Summary of Significant Accounting Principles

Stock based compensation plans -

The Company previously during 2005, accounted for stock based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and the Financial Accounting Statement of Financial Accounting Standards No. 123 and No. 148 (SFAS 123 and SFAS 148), “Accounting for Stock-Based Compensation”. Under SFAS 123, the application of the provisions of APB25 to its stock-based employee compensation arrangement, required only to supplement its financial statements with additional pro forma disclosures. The Company did not issue any options or warrants for compensation in the last two fiscal years. All shares issued for services have been valued at market value and the related value has been valued at market value and the related value has been expensed accordingly.

Effective January 1, 2006, the Company adopted SFAS 123(R), under SFAS 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested protion of previously granted awards that remain outstanding at the date of adoption. Per the provision of SFAS 123(R), the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

SFAS 123(R) eliminates the alternative to use the intrinsic value methods of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment transcactions with employees.

Concentration of Credit Risk

Currently, the Company earns royalties and merchandise revenues from gentleman’s clubs which license the Company’s intellectual property. There are seven such clubs currently operating, two in New York city, and one in each of Baltimore, Chicago, Las Vegas, New Orleans and Lake Geneva, Wisconsin which operates seasonally.  A club in New Orleans, Lousiana commenced operations on April 27, 2007. The two New York city clubs (“Scores East” and “Scores West”) are under common control as the Company. Another club under common control with the Company was located in North Miami, Florida and declared bankruptcy on December 11, 2006.

For the three months ended March 31, 2007, royalties earned from unrelated clubs amounted to $156,404 of which $67,425 was due and outstanding as of March 31, 2007. Royalties earned during the three months ended March 31, 2007 from Scores East were $109,394, and $103,541 from Scores West. At March 31, 2007, Score East owed us $1,230,263 in unpaid royalities and Scores West owed $293,552. Scores West also borrowed $1,636,264 from the company, issuing a 7% promissory note which is in default. At March 31, 2007, $1,867,310 (including $355,189 of accrued interest) remained due under the loan.

During the current period 2007, the Company, for reporting purposes did not report revenues from affiliates due to provisions made on these royalties in the prior year 2006; however, for book purposes, the Company continues to record royalties from affiliates and reasonably estimate the outcomes of collectiblity.

Any future cash received from these affiliates will result to a reversal of bad debt expense in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured and by management, the Company intends to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates.

As discussed in Item 6 Management Discussion and Analysis,a reserve for the entire $1,540,870 and $1,867,310 was provided for based on both the unstable financial conditions, bankruptcy, and government matters mentioned in Item 3 Legal Proceedings for both Scores East and Scores West. In addition, any future cash received from these affiliates will result to a reversal of bad debt expense in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured and by management, the Company intends to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates.

Note 3: Equity Transactions

None.

Note 4: New Accounting Pronouncements

FASB 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This provision is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year 2008. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows. Given our substantial loss carry-forward, we do not, in the near term, expect to have any impact of our tax position with the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2009. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), including an amendment to FASB No. 115. FAS 159 gives entities the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for fiscal years beginning after November 15, 2006, which will be our fiscal year 2008.

Note 5 - Related party Receivable

The notes receivable amount current and long term portion, including accrued interest amounts to $1,867,310. Such amount relates to a secured receivable from Scores West which is partially owned and operated by a former President and CEO. Payments in the amount of $20,000 have been made on this outstanding balance through March 31, 2007; this amount was reversed against bad debt expense during the quarter ended March 31, 2007. Management believes such balance due is adequately secured by leaseholds and the underlying lease, although subordinated to the underlying mortgage of such property.

The Company received no payments for royalties from Scores West during the 2007 period (See Item 2 Management Discussion (Bad debt expense).

Included in the royalty receivable is $1,101,555 due from Scores East, which is partially owned and operated by a former President and CEO of the Company. In addition, the Company also received during the nine month 2006 period approximately $135,000 of prior years’ royalties due of which $30,000 was received in the three months ended September 30, 2006. This was negotiated as a plan to pay an additional $20,000 per month towards the balance of the prior years’ outstanding royalty receivable by the Company.

Note 6 - Sub-licensees

On April 30, 2007, Scores New Orleans "D/B/A Silver Bourbon, Inc." commenced its operations pursuant to an agreement made with Entertainment Management Services, Inc. on April 2, 2007. There were no royalties due during the quarter ended March 31, 2007.

Note 7 - Commitments and Contingencies

As a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. (“SEI”) and Irving Bilzinsky (“Bilzinsky”) the Company is obligated to pay Bilzinsky, as sole shareholder of SEI, $175,000 in 18 monthly installments, which commenced on September 24, 2006, of $9,375 for each of the first 8 months and $10,000 for each of the remaining 10 months.

The Company leases offices in White Plains, New York, and New York, New York pursuant to a one year lease agreement with HQ Global Services, Inc. The lease is for approximately 500 square feet of office space at $4,500 per month. The Company has an option to renew the lease which has an escalation clause of three percent(3)% of the base rent on an annual basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost, server expense and Diamond Dollar expense are classified as cost of goods sold. General and administrative expenses include accounting, advertising, contract labor, bank charges, depreciation, entertainment, equipment rental, insurance, legal, supplies, payroll taxes, postage, professional fees, rent, telephone and travel.

For the year ended March 31, 2007 (the “2007 period”) compared to the year ended March 31, 2006 (the “2006 period”).

REVENUES:

Revenues decreased to $167,163 for the 2007 period from $443,126 for the 2006 period. Royalties received from unaffiliated clubs was significantly reduced after February 2007 when Richard Goldring, our former President and Chief Executive Officer resigned. His failure to be an officer or director of ours triggered a provision of the Amended and Restated Master License Agreement that we have with Entertainment Management Services, Inc. whereby we now receive 50% of the royalties that we earned when Goldring was an officer or director. See Item 5. Other Information. During the 2007 period, the Company recorded no royalty revenue from affiliates (see Bad Debt Expense below). On April 27, 2007, New Orleans commenced operations. We anticipate that operations in Los Angeles will commence by third quarter 2007. Royalties for our Chicago, Las Vegas, Baltimore and Lake Geneva, clubs accounted 4, 18, 62, 15, and 5 percent of total revenues respectively for the 2007 period.

In January 2007, our website offering, Scoreslive.com debuted. Still a pilot program, without any promotional efforts, the site is generating 30,000 page views per week and over $5,000 in monthly gross revenues. We expect our partner to begin promotional campaigns shortly, which we believe will double the number of page views and revenue. Through 2007 we intend to launch several additional internet modules which collaboratively will make up our adult web community. Modules will include online merchandise ecommerce platform and poker gaming platforms. We believe that out internet initiatives will generate minimal gross revenues through 2007 as we are and will continue to be in development mode through 2007.

BAD DEBT EXPENSE:

During the fourth quarter 2006, the Company made provisions for bad debts in the amount of $3,391,126 related activities at our affiliated nightclubs. Both companies have informed us that their ability to make payments on the amounts owed is impaired due to increased legal costs incurred during investigations together with revenue shortfalls. Based on this information, the Company concluded that future collections of royalties amounting to $293,946 owed by Scores West and its ability to make payments under a certain promissory note amounting to $1,867,310 would be impaired. The Company also concluded that future collections of royalties amounting to $1,230,263 owed by Scores East would be impaired.

Any future cash received from these affiliates will result to a reversal of bad debt expense in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured and by management, the Company intends to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates.

OPERATING EXPENSES:

Operating expenses decreased 7 percent during the 2007 period to $242,129 from $260,988 during the 2006 period. This decrease was primarily due to payroll, rents and other expenses related to changes with executive management. During 2007, we continue to increased marketing and promotional efforts related to public relations and business development to capture new business targeted at the media, telecom, grooming and internet interactive sectors/markets.

INTEREST INCOME (EXPENSE) - NET:

Interest income is presented net of interest expense. Interest income is actual cash collected offset by interest expense actually paid. Net interest income was $0 for the 2007 period and $27,304 for the 2006 period.

Interest expense is due primarily from the issuance of long-term debentures and notes payable. Interest expense decreased to $0 for the 2007 period from $281 for the 2006 period. This decrease was due primarily to a payout of our outstanding debentures in the 2006 period which resulted into a $25,000 prepayment premium penalty. Retiring these debentures ceased the issuance of any shares to significant stockholders of the Company and were dilutive to other stockholders.

PROVISION FOR INCOME TAXES:

A provision for state income taxes related primarily to average assets and capital were impacted by net operating losses carryforwards from the 2006 period.

NET INCOME (LOSS) per share:

Net (loss) was $(83,158) or $0.00 per share for the 2007 period versus a net income of $212,731 or $0.00 per share for the 2006 period. In addition, revenue earned during the 2007 period was reduced by 50% due to newly effective provisions in our Amended and Restated Master License Agreement. See Item 5. Other Information. Cost related to payroll and rents were reduced due to changes in management. Net income per share data for both the 2007 and 2006 period is based on net income available to common shareholders divided by the weighted average of the common shares.

LIQUIDITY AND CAPITAL RESOURCES

On February 28, 2007, our then President, Chief Executive Officer and Director, Richard Goldring resigned from each of those positions, and terminated his employment with us under an employment agreement, dated April 16, 2003. The terms of such agreement provided that if Mr. Goldring terminated his employment without cause, which he did, we would become obligated to pay him $1 million. We had $231,332 in cash available at December 31, 2006. Given our lack of available cash to make such payment, we are currently negotiating with Mr. Goldring regarding its terms.

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of March 31, 2007 we had an accumulated deficit of $(5,829,613). As of March 31, 2007, we had total current assets of $225,479 and total current liabilities of $164,529 or working capital of $60,950. At December 31, 2006, we had total current assets of $394,538 and total current liabilities of $238,360 or working capital of $156,178.

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

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On March 31, 2006, Richard K. Goldring, our former president, chief executive officer and current principal shareholder pled guilty to one count of offering a False Instrument for Filing in the First Degree pursuant to a plea agreement with the District Attorney of the County of New York (the "District Attorney"). In the event that within one year of the date of the entry of the guilty plea, Mr. Goldring resigns from all "control management positions" that he holds in publicly traded companies, including ours, and divests himself of all "control ownership positions" in publicly traded companies, including ours, and satisfies certain other conditions, the DA will recommend a sentence of probation. In this context, a “control management position” is a role, official or unofficial, by which he substantially directs the decisions of a company, and a “control ownership position” is a position in which he controls, directly or indirectly more than 9% of the voting stock or other securities of a company, or stock or securities that have the capability of being converted into voting stock or other securities of a company. The plea agreement resolves the District Attorney's investigation against Mr. Goldring and us. No charges were brought against us.

In April, 2007, the District Attorney extended the deadline for Mr. Goldring to divest himself of a control ownership position until June 2007.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 5. Other Information

On November 13, 2006, the Company and Entertainment Management Services, Inc. (“EMS”) amended and restated the Master License Agreement of March 2003 (the “Master License Agreement”). Under the Master License Agreement, we granted EMS, which is 50% owned by Richard Goldring, our former chief executive officer and director, an exclusive worldwide license to use and grant sub-licenses to use our “Scores” trademark. EMS has entered into sublicense agreements with eight cabaret clubs. seven of which are currently operating under the “Scores” trademark.

Two of the seven, Score East and Scores West in New York, New York, are under common control with us. According to the Master License Agreement, the Company is entitled to receive 100% of the royalties that EMS receives from these affiliated clubs (see Item 2. Management’s Discussion and Analysis—Bad Debt Expense). According to the Master License Agreement, we are entitled to 100% of the royalties from unaffiliated clubs so long as a director, officer, or stockholder of EMS is also a director or officer of ours. In February 2007, Richard Goldring, our former chief executive officer and director resigned both positions with us. Thereafter, we are entitled to receive 50% of the royalties actually paid to EMS from the five clubs that are not under common control with us.

ITEM 6. EXHIBITS

10.1	Employment Agreement, dated March 1, 2007, with Alex Amoriello (1)
10.2	Lease, dated March 6, 2007, between the Registrant and HQ Global Work Places (2)
10.3	Sublicense Agreement, dated April 2, 2007, between Entertainment Management Services, Inc. and Silver Bourbon, Inc.(2)
10.4	Amendment to Employment Agreement, dated May 7, 2007, between the Registrant and Alex Amoriello(3)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer(4)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Incorporated by reference to the Registrant's Report on Form 8-K filed on March 8, 2007.
(2)	Incorporated by reference to the Ragistrant’s Form 10-K, filed May 17, 2007.
(3)	Incorporated by reference to the Ragistrant’s Form 10-K, filed May 17, 2007.
(4)	Incorporated by reference to Exhibit 31.1.
(5)	Incorporated by reference to Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Scores Holding Company Inc.

Dated: May 21, 2007	By:	/s/ Curtis R. Smith
Curtis R. Smith Acting Chief Executive Officer