Form 10QSB/A
period 2007-03-31
SCORES HOLDING CO INC
filed 2007-05-23
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
Quarterly Report on Form 10-QSB/A

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

		Page
	Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	4

	Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$63,898	$231,332
Licensee receivable - including affiliates - net	62,952	30,789
Prepaid expenses	35,463	68,790
Inventory	63,166	63,627

Total Current Assets	225,479	394,538

INTANGIBLE ASSETS, NET	265,740	280,670

Security deposits	7,000	—

	$498,219	$675,208

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$39,922	$111,260
Related party payable	15,232	9,600
Notes payable - Current	109,375	117,500

Total Current Liabilities	164,529	238,360

Notes Payable - Long Term	—	20,000

COMMITMENTS & CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 and 165,186,124 issued and outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(5,829,613)	(5,746,455)

Total stockholder's equity	333,690	416,848
	$498,219	$675,208

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

REVENUES
Royalty	$154,204	$440,126
Merchandise	9,959	16,447
Public relations	3,000	3,000

Total	167,163	459,573

COST OF MERCHANDISE SOLD	8,192	13,158

GROSS PROFIT	158,971	446,415

GENERAL AND ADMINISTRATIVE EXPENSES	242,129	260,988

NET INCOME (LOSS) FROM OPERATIONS	(83,158)	185,427

INTEREST INCOME	—	27,304

NET INCOME (LOSS) BEFORE INCOME TAXES	(83,158)	212,731

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(83,158)	$212,731

NET INCOME (LOSS) PER SHARE -
Basic and Diluted	$0.00	$0.00

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - Basic and diluted	165,186,124	85,462,370

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(83,158)		$212,731

Adjustments to reconcile net loss to net
cash provided by (used) in operating activities:
Depreciation & Amortization	14,930		8,750
Royalty receivable	(32,163)		(101,280)
Prepaid expenses	33,327		(3,336)
Inventory	461		(8,979)
Interest receivable	—		(27,585)
Security deposits	(7,000)		—
Accounts payable and accrued expenses	(71,338)		(80,969)

NET CASH (USED IN) OPERATING ACTIVITIES	(144,941)		(668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash collected on notes receivable	—		23,200

NET CASH PROVIDED BY INVESTING ACTIVITIES	—		23,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party payable	5,632		(500)
Repayment of notes payable	(28,125)		(28,965)

NET CASH (USED IN) FINANCING ACTIVITIES	(22,493)		(29,465)

NET (DECREASE) IN CASH	(167,434)		(6,933)

CASH, beginning of the period	231,332		31,185

CASH, end of the period	$63,898		$24,252

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$	$ 280
Cash paid during the year for income taxes	—		—
Non-cash financing activities:
Common stock issued in connection with debenture conversion	$—	$	$ 12,850

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

Fair Value of Financial Instruments

The carrying amounts reported on the balance sheets for cash, accounts payable, accrued expenses, licensee receivable and notes payable approximate fair value based on the short-term maturity of these instruments.

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

For the three months ended March 31, 2007, royalties earned from unrelated clubs amounted to $154,204 of which $62,952 was due and outstanding as of March 31, 2007. Royalties earned during the three months ended March 31, 2007 from Scores East were $109,394, and $103,541 from Scores West. At March 31, 2007, Score East owed us $1,230,263 in unpaid royalities and Scores West owed $293,552. Scores West also borrowed $1,636,264 from the company, issuing a 7% promissory note which is in default. At March 31, 2007, $1,867,310 (including $355,189 of accrued interest) remained due under the loan.

During the current period 2007, the Company, for reporting purposes did not report revenues from affiliates due to provisions made on these royalties in the prior year 2006; however, for book purposes, the Company continues to record royalties from affiliates and reasonably estimate the outcomes of collectiblity.

Any future cash received from these affiliates will result in a reversal of bad debt expense in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured and by management, the Company intends to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates.

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

Note 5 - Related party Receivable

The notes receivable amount current and long term portion, including accrued interest amounts to $1,867,310. Such amount relates to a secured receivable from Scores West which is partially owned and operated by a former President and Chief Executive Officer. Payments in the amount of $20,000 have been made on this outstanding balance through March 31, 2007; this amount was reserved against bad debt expense during the quarter ended March 31, 2007.

The Company received no payments for royalties from Scores West during the 2007 period (See Item 2 Management Discussion (Bad debt expense).

Included in the royalty receivable is $1,230,263 due from Scores East, which is partially owned and operated by a former President and Chief Executive Officer of the Company. Such receivables from Scores West and Scores East have been fully reserved. Any future cash received from these affiliates will result to a reversal of bad debt in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured by management, the Company intends to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates.

Note 6 - Sub-licensees

On April 27, 2007, Scores New Orleans "D/B/A Silver Bourbon, Inc." commenced its operations pursuant to an agreement made with Entertainment Management Services, Inc. on April 2, 2007. There were no royalties due during the quarter ended March 31, 2007.

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

For the year ended March 31, 2007 (the “2007 period”) compared to the year ended March 31, 2006 (the “2006 period”).

REVENUES:

Revenues decreased to $167,163 for the 2007 period from $459,573 for the 2006 period. Royalties received from unaffiliated clubs was significantly reduced after February 2007 when Richard Goldring, our former President and Chief Executive Officer resigned. His failure to be an officer or director of ours triggered a provision of the Amended and Restated Master License Agreement that we have with Entertainment Management Services, Inc. whereby we now receive 50% of the royalties that we earned when Goldring was an officer or director. See Item 5. Other Information. During the 2007 period, the Company recorded no royalty revenue from affiliates (see - Bad Debt Expense below). The club in New Orleans commenced operations on April 27, 2007. We anticipate that operations in Los Angeles will commence by third quarter 2007. Royalties for our Chicago, Las Vegas and Baltimore clubs accounted for 18, 62 and 15 percent of total revenues, respectively, for the 2007 period.

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

BAD DEBT EXPENSE:

During the fourth quarter 2006, the Company made provisions for bad debts in the amount of $3,391,126 related activities at our affiliated nightclubs. Both companies have informed us that their ability to make payments on the amounts owed is impaired due to increased legal costs incurred during investigations together with revenue shortfalls. Based on this information, the Company concluded that future collections of royalties amounting to $293,552 owed by Scores West and its ability to make payments under a certain promissory note amounting to $1,867,310 would be impaired. The Company also concluded that future collections of royalties amounting to $1,230,263 owed by Scores East would be impaired.

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

NET INCOME (LOSS) per share:

Net (loss) was $(83,158) or $0.00 per share for the 2007 period versus a net income of $212,731 or $0.00 per share for the 2006 period. In addition, revenue earned during the 2007 period was reduced by 50% due to newly effective provisions in our Amended and Restated Master License Agreement. See Item 5. Other Information. Costs related to payroll and rents were reduced due to changes in management. Net income per share data for both the 2007 and 2006 period is based on net income available to common shareholders divided by the weighted average of the common shares.

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

On March 31, 2006, Richard K. Goldring, our former president, chief executive officer and current principal shareholder pled guilty to one count of offering a False Instrument for Filing in the First Degree pursuant to a plea agreement with the District Attorney of the County of New York (the "District Attorney"). In the event that within one year of the date of the entry of the guilty plea, Mr. Goldring resigns from all "control management positions" that he holds in publicly traded companies, including ours, and divests himself of all "control ownership positions" in publicly traded companies, including ours, and satisfies certain other conditions, the District Attorney will recommend a sentence of probation. In this context, a “control management position” is a role, official or unofficial, by which he substantially directs the decisions of a company, and a “control ownership position” is a position in which he controls, directly or indirectly more than 9% of the voting stock or other securities of a company, or stock or securities that have the capability of being converted into voting stock or other securities of a company. The plea agreement resolves the District Attorney's investigation against Mr. Goldring and us. No charges were brought against us.

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

ITEM 5. OTHER INFORMATION

On November 13, 2006, the Company and Entertainment Management Services, Inc. (“EMS”) amended and restated the Master License Agreement of March 2003 (the “Amended Master License Agreement”). Under the Amended Master License Agreement, we granted EMS, which is 50% owned by Richard Goldring, our former chief executive officer and director, an exclusive, worldwide license to use and grant sublicenses to use our “Scores” trademark. EMS has entered into sublicense agreements with eight cabaret clubs. seven of which are currently operating under the “Scores” trademark.

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

Scores Holding Company Inc.

Dated: May 22, 2007	By:	/s/ Curtis R. Smith
Curtis R. Smith Acting Chief Executive Officer