Form 10QSB
period 2007-06-30
SCORES HOLDING CO INC
filed 2007-08-14
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission files number 000-16665

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 165,186,124 as of July 21, 2007 Transitional Small Business Disclosure Format (check one). Yes [_] No [X]

Scores Holding Company Inc.
June 30, 2007
Quarterly Report on Form 10-QSB

Table of Contents

		Page

Special Note Regarding Forward Looking Statements		3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$173	$231,332
Licensee receivable - including affiliates - net	21,809	30,789
Prepaid expenses and other	941	68,790
Inventory	63,166	63,627

Total current Assets	86,089	394,538

Intangible assets, net	250,810	280,670

Security deposits	7,000	--
	$343,899	$675,208
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$37,053	$111,260
Related party payable	15,800	9,600
Notes payable - Current	90,625	117,500

Total Current Liabilities	143,478	238,360

COMMITMENTS & CONTINGENCIES

Notes payable - Long Term	- -	20,000

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, -0- issued and outstanding	--	--
Common stock, $.001 par value; 500,000,000 shares authorized,
165,186,124 and 165,186,124 issued and outstanding,
respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(5,962,882)	(5,746,455)

Total stockholder's equity	200,421	416,848
	$343,899	$675,208

 See notes to financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Royalty	$255,123	$905,082	$100,919	$464,956
Merchandise	12,525	47,294	2,567	30,847
Public relations	6,000	6,000	3,000	3,000

Total	273,648	958,376	106,486	498,803

COST OF MERCHANDISE SOLD	9,840	37,835	1,648	24,677

GROSS PROFIT	263,808	920,541	104,838	474,126

GENERAL AND ADMINISTRATIVE EXPENSES	480,236	454,646	238,107	193,659

INCOME (LOSS) FROM OPERATIONS	(216,428)	465,895	(133,269)	280,467

INTEREST INCOME	--	54,889	--	27,585

INCOME (LOSS) BEFORE INCOME TAXES	(216,428)	520,784	(133,269)	308,052

PROVISION FOR INCOME TAXES	--	6,000	--	6,000
NET INCOME (LOSS)	$(216,428)	$514,784	$(133,269)	$302,052

NET INCOME (LOSS) PER SHARE -
Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - Basic and diluted	165,186,124	106,550,728	165,186,124	134,459,268

See notes to financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(216,428)	$514,784

Adjustments to reconcile net loss to net
cash provided by (used) in operating activities:
Depreciation & Amortization	29,861	17,500
Royalty receivable	8,980	(283,043)
Prepaid expenses	67,849	(19,322)
Inventory	461	(4,281)
Interest receivable	--	(18,068)
Security deposits	(7,000)	--
Accounts payable and accrued expenses	(74,207)	(162,907)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(190,484)	44,663

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash collected on notes receivable	--	34,800

NET CASH PROVIDED BY INVESTING ACTIVITIES	--	34,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party payable	6,200	(1,400)
Repayment of notes payable	(46,875)	(28,965)

NET CASH (USED IN) FINANCING ACTIVITIES	(40,675)	(30,365)

NET INCREASE (DECREASE) IN CASH	(231,159)	49,098

CASH, beginning of the period	231,332	31,185

CASH, end of the period	$173	$80,283

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$--	$6,000
Non cash financing activities:
Common stock issued in connection with debenture conversion	$--	$34,050

See notes to financial statements

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation (the Company”) and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2: Summary of Significant Accounting Principles

Stock based compensation plans -

During 2005, the Company, accounted for stock based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and the Financial Accounting Statement of Financial Accounting Standards No. 123 and No. 148 (SFAS 123 and SFAS 148), “Accounting for Stock-Based Compensation”. Under SFAS 123, the application of the provisions of APB25 to its stock-based employee compensation arrangement, required only to supplement its financial statements with additional pro-forma disclosures. The Company did not issue any options or warrants for compensation in the last two fiscal years. All shares issued for services have been valued at market value and the related value has been valued at market value and the related value has been expensed accordingly.

Effective January 1, 2006, the Company adopted SFAS 123(R), under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provision of SFAS 123(R), the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

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

Fair Value of Financial Instruments

The carrying amounts reported on the balance sheets for cash, accounts payable, accrued expenses, licensee receivable and notes payable approximate fair value based on the short-term maturity of these instruments

Inventory

Inventory consists primarily of finished goods and is valued at the lower of cost or market on a first-in first-out "FIFO" basis. In performing our cost valuation, we consider the condition and salability of our inventory and may adjust the valuation due to anticipated changes that may materially affect its basis.

Concentration of Credit Risk

Currently, the Company earns royalties and merchandise revenues from gentleman’s clubs and an internet website provider which license the Company’s intellectual property. There are six such clubs currently operating, two in New York City, and one in each of Baltimore, Chicago, Las Vegas and New Orleans.  The two New York City clubs (“Scores East” and “Scores West”) are under common control with the Company. A club operating in Lake Geneva, Wisconsin terminated its agreement with us during the reporting period.

For the six months ended June 30, 2007, royalties earned from unrelated clubs amounted to $261,123 of which $21,809 is due and outstanding as of June 30, 2007. Foregone royalties in the amount of $293,394 and $187,541 were earned from Scores East and West during the six months ended June 30, 2007. At June 30, 2007, Scores East owed us $1,230,263 in unpaid royalties and Scores West owed $293,552. Scores West also borrowed $1,636,264 from the company, issuing a 7% promissory note which is in default. At June 30, 2007, $1,867,310 (including $355,189 of accrued interest) remained due under the loan.

As discussed in Item 2 Management Discussion and Analysis, a reserve for the entire $1,540,870 and $1,867,310 was provided for based on both the unstable financial conditions, bankruptcy, and government matters mentioned in Item 3 Legal Proceedings for both Scores East and Scores West. In addition, any future cash received from these affiliates will result in a reversal of bad debt expense in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured and by management, the Company intends to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates.

During the current period 2007, the Company, for reporting purposes, did not report revenues from affiliates due to provisions made on these royalties in the prior year 2006.

Any future cash received from these affiliates will result in a reversal of bad debt expense in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured and by management, the Company intends to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates.

Note 3: New Accounting Pronouncements

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

Note 4 - Related Party Receivable

The notes receivable amount current and long term portion, including accrued interest amounts to $1,867,310. Such amount relates to a secured receivable from Scores West which is partially owned and operated by a former President and Chief Executive Officer of the Company. During the 2007 period, no payments have been made on this outstanding balance.

The Company received $20,000 in payments for royalties from Scores West and no payments from Scores East during the 2007 period. See Item 2 Management Discussion (Bad Debt Expense).

Included in the royalty receivable is $1,230,263 and 293,552 due from Scores East and West, which are partially owned and operated by a former President and Chief Executive Officer of the Company. Such receivables from Scores West and Scores East have been fully reserved. All cash received from these affiliates will result to a reversal of bad debt in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured by management, the Company intends to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates.

Note 5 - Sub-licensees

The gentlemen’s clubs that the Company depends upon for revenue pay Entertainment Management Services, Inc. (“EMS”), the Company’s sole licensee. EMS then pays a percentage of the royalties to the Company. In the case of clubs not under common control as the Company, EMS pays over 50% of royalties collected. For clubs under common control as the Company, EMS pays over 100% of royalties collected.

On April 30, 2007, Scores New Orleans d/b/a Silver Bourbon, Inc. commenced its operations pursuant to an agreement made with EMS on April 2, 2007. Royalties in the amount of $1,995 was due during the quarter ended June 30, 2007.

Note 6 - Commitments and Contingencies

As a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. (“SEI”) and Irving Bilzinsky (“Bilzinsky”) the Company is obligated to pay Bilzinsky, as sole shareholder of SEI, $175,000 in 18 monthly installments, which commenced on September 24, 2006, of $9,375 for each of the first 8 months and $10,000 for each of the remaining 10 months. This amount is included in notes payable.

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

For the six months ended June 30, 2007 (the “2007 period”) compared to the six months ended June 30, 2006 (the “2006 period”).

REVENUES:

Revenues decreased to $273,648 for the 2007 period from $958,376 for the 2006 period. Royalty revenue if recorded in 2007 from our affiliated Scores East and Wes operations declined by $48,605 and $98,978 during the 2007 period when compared to the 2006 period. Commencing in 2007, Entertainment Management Services, Inc, which pursuant to the Master License Agreement, retained 50% of the total royalties earned from non-affiliates in the amount of $129,726 during the 2007 period which did not occur in 2006. Also, the Company has not recorded a combined $480,935 in royalties earned from both Scores East and West during the 2007 period. Royalties for our Chicago, Las Vegas, Baltimore and Lake Geneva, sub licensees accounted 17, 59, 13 and 9 percent of total revenues respectively for the 2007 period. During the 2007 period, Scores East and Scores West generated an estimate of $293,394 and $187,541 in royalties payable, respectively, which were not paid to EMS for reasons described under -Bad Debt Expense, below.

We are unsure as to when operations of our Los Angeles club will commence.

In January 2007, our website offering, Scoreslive.com debuted. Still a pilot program, without any promotional efforts, the site continues to generate approximately 30,000 page views per week and over $5,000 in monthly gross revenues. We expect the website operator to begin a promotional campaign shortly, which we believe will double the number of page views and revenue. Through 2007 we intend to launch several additional internet modules which collaboratively will make up our adult web community. Modules will include online merchandise ecommerce platform and poker gaming platforms to the extent permitted by law. We believe that out internet initiatives will generate minimal gross revenues through 2007 as we are and will continue to be in development mode through 2007.

BAD DEBT EXPENSE:

During the fourth quarter 2006, the Company made provisions for bad debts in the amount of $3,391,126 related activities at our affiliated nightclubs. Both companies have informed us that their ability to make payments on the amounts owed is impaired due to increased legal costs incurred during investigations together with revenue shortfalls. Based on this information, the Company concluded that future collections of royalties amounting to $293,552 owed by Scores West and its ability to make payments under a certain promissory note amounting to $1,867,310 would be impaired. The Company also concluded that future collections of royalties amounting to $1,230,263 owed by Scores East would be impaired. The Company also concluded that $17,055 in royalties owed by its Miami affiliate would not be collected due to that club’s bankruptcy. During the 2007 period, the Company collected $20,000 in royalties from Scores West and no payments from Scores East.

In addition, all cash received from these affiliates will result in a reversal of bad debt expense in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured by management, the Company intends to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates.

OPERATING EXPENSES:

Operating expenses increased five percent during the 2007 period to $480,236 from $454,646 during the 2006 period. This increase was primarily due to payroll, legal, insurance and other expenses related to changes with executive management. During 2007, we continue to increase marketing and promotional efforts related to public relations and business development to capture new business targeted at the media, telecom, grooming and internet interactive sectors/markets.

INTEREST INCOME (EXPENSE) - NET:

Interest income is presented net of interest expense for the 2007 period and the 2006, period respectively. Interest income is actual cash collected on notes receivable offset by interest paid on debt which amounted to $0 and $54,889 for the 2007 period and the 2006 period, respectively.

Interest expense is due primarily from the issuance of long-term debentures and notes payable. Interest expense decreased to $0 for the 2007 period from $281 for the 2006 period. This decrease was due primarily to a payout of our outstanding debentures in the 2006 period which resulted into a $25,000 prepayment premium penalty. Retiring these debentures ceased the issuance of any shares to significant stockholders of the Company and was dilutive to other stockholders.

PROVISION FOR INCOME TAXES:

A provision for state income taxes related primarily to average assets and capital were impacted by net operating losses carry forwards from the 2006, period.

NET INCOME (LOSS) per share:

Net (Loss) was $(216,428) or $(0.00) per share for the 2007 period versus a net income of $514,784 or $0.00 per share for the 2006 period. In addition, revenue earned during the 2007 period was reduced by a 50 percent retainage by EMS in March 2007. Cost related to payroll, public relations, legal, insurance and marketing increased due to changes in key level management. Net income per share data for both the 2007 and 2006 period is based on net income available to common shareholders divided by the weighted average of the common shares.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of June 30, 2007 we had an accumulated deficit of $(5,962,882). As of June 30, 2007, we had total current assets of $86,089 and total current liabilities of $143,478 or working capital deficit of $57,389. At December 31, 2006, we had total current assets of $394,538 and total current liabilities of $238,360 or working capital of $156,178.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2007, the City of New York sought to close Scores West claiming that it presented a public nuisance. On May 21, 2007, this action was discontinued with prejudice without any concession on our part. In March, 2007, the New York State Liquor Authority began a review of the license held by Scores West. If Scores West were to be closed, we would no longer receive royalty revenues from them, which in 2006, amounted to 31% of our royalties. Also, if Scores West were to close, its ability to make payments under the Note would be impaired. The Note is currently in default. If Scores West were to lose its liquor license, due to its common ownership with Scores East, the license applicable to Scores East would come under examination.

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

The District Attorney has extended the deadline for Mr. Goldring to divest himself of a control ownership position until September 2007.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer(1)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer(2)

(1)	incorporated by reference to Exhibit 31.1
(2)	incorporated by reference to Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2007	SCORES HOLDING COMPANY, INC.

	By:	/s/ Curtis Smith
Name: Curtis Smith
Title: Principal Executive Officer