Form 10QSB
period 2007-09-30
SCORES HOLDING CO INC
filed 2007-11-14
CIK 831489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 000-16665

Scores Holding Company, Inc.
(Exact name of small business issuer as specified in its charter)

Utah	87-0426358
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

533-535 West 27th Street, New York, NY 10001
(Address of principal executive offices)

(212) 868-4900
(Registrant’s telephone number, including area code)
50 Main Street, Suite 1000, White Plains, NY 10606
(Former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). ☐Yes ☒No

As of November 8, 2007 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒No

SCORES HOLDING COMPANY, INC.
SEPTEMBER 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Management’s Discussion and Analysis”. You should carefully review the risks described in the documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and
December 31, 2006	5

Consolidated Statements of Operations for the three and nine months
Ended September 30, 2007 and 2006 (Unaudited)	6

Consolidated Statements of Cash Flows for the nine months
ended September 30, 2007 and 2006 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$173	$231,332
Licensee receivable - including affiliates - net	24,125	30,789
Prepaid expenses and other	941	68,790
Inventory	63,166	63,627
Total current Assets	88,405	394,538

Intangible assets, net	235,880	280,670

	$324,285	$675,208

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$90,709	$111,260
Related party payable	15,800	9,600
Due to Related party	20,646	--
Notes payable - Current	60,625	117,500
Total Current Liabilities	187,780	238,360

COMMITMENTS & CONTINGENCIES

Notes payable - Long Term	- -	20,000

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	- -	- -
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 and 165,186,124 issued and outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,026,798)	(5,746,455)
Total stockholder's equity	136,505	416,848
	$324,285	$675,208

See notes to financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Royalty	$347,914	$1,375,233	$92,791	$470,151
Merchandise	13,331	83,520	806	36,225
Public relations	8,000	9,000	2,000	3,000
Total	369,245	1,467,753	95,597	509,376

COST OF MERCHANDISE SOLD	11,223	66,816	1,383	28,980

GROSS PROFIT	358,022	1,400,937	94,214	480,396

GENERAL AND ADMINISTRATIVE EXPENSES	638,366	792,112	158,130	337,466

NET INCOME (LOSS) FROM OPERATIONS	(280,344)	608,825	(63,916)	142,930

INTEREST INCOME	--	82,474	--	27,585

NET INCOME (LOSS) BEFORE INCOME TAXES	(280,344)	691,299	(63,916)	170,515

PROVISION FOR INCOME TAXES	--	6,000	--	--

NET INCOME (LOSS)	$(280,344)	$685,299	$(63,916)	$170,515

NET INCOME (LOSS) PER SHARE -
Basic and Diluted	$(0.00)	$0.01	$(0.00)	$0.00

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - Basic and diluted	165,186,124	121,479,911	165,186,124	144,085,126

See notes to financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(280,344)	685,299

Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation & Amortization	44,790	26,250
Common stock issued for services	--	111,548
Royalty receivable	6,664	(371,776)
Prepaid expenses	67,849	(83,736)
Due to related party	20,646	--
Inventory	461	(23,923)
Interest receivable	--	(29,253)
Accounts payable and accrued expenses	(20,551)	(298,198)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(160,484)	16,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of trademark	--	(175,000)
Cash collected on notes receivable	--	81,200
NET CASH PROVIDED BY INVESTING ACTIVITIES	--	93,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party payable	6,200	158,600
Note for purchase of trademark	--	165,625
Repayment of note payable Trademark	(76,875)	--
Repayment of debenture	--	(66,000)
Repayment of notes payable	--	(28,965)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(70,675)	229,260

NET INCREASE (DECREASE) IN CASH	(231,159)	151,671

CASH, beginning of the period	231,332	31,185

CASH, end of the period	$173	$182,856

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$--	$281
Cash paid during the year for taxes	--	6,000
Non cash financing activities:
Common stock issued for services	$--	$111,548
Common stock issued in connection with debenture conversion	--	123,300

See notes to financial statements

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

1. The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation and (the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Concentration of Credit Risk

During the third quarter 2007, the Company earned royalties and merchandise revenues from sub-licensees of which, five (Chicago, Las Vegas, Baltimore, AYA and New Orleans) are unrelated to former management of the Company. For the nine months ended September 30, 2007, royalties earned from these unrelated licensees amounted to $94,791 of which $24,125 is due and outstanding as of September 30, 2007.

Forgone royalties earned during the nine months ended September 30, 2007 from Scores East were $289,394, and $283,541 from Scores West. At December 31, 2006, Scores East owed us $1,230,263 in unpaid royalties and Scores West owed $293,552. Scores West also borrowed $1,636,264 from the company, issuing a 7% promissory note which is in default. At September 30, 2007, $1,867,310 (including $355,189 of accrued interest) remained due under the loan.

As discussed in Item 2 Management Discussion and Analysis, a reserve for the entire $1,524,602 and $1,867,310 was provided for due to both the unstable financial conditions, bankruptcy, and government nuisance matters mentioned in Item 3 Legal Proceedings for both Scores East and Scores West. In addition, any future cash received from these affiliates will result to a reversal of bad debt expense in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured by management, the Company intends to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates. The Company has also made plans to examine the books and records of these affiliates.

During the current period 2007, the Company, for reporting purposes did not report revenues from affiliates due to provisions made on these royalties in the prior year 2006.

Any future cash received from these affiliates will result in a reversal of bad debt expense in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured by management, the Company will continue to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates. The Company has also made plans to examine the books and records of these affiliates.

Note 4: New Accounting Pronouncements

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

Note 5 - Related party Receivable

The current and long term portions of notes receivable including accrued interest amounts to $1,867,310. Such amount relates to a secured receivable from Scores West which is partially owned and operated by a former President and Chief Executive Officer. During the 2007 period, no payments have been made on this outstanding balance through September 30, 2007.

The Company received $35,819 in payments for royalties from Scores West and no payments from Scores East during the 2007 period (See Item 2 Management Discussion (Bad Debt Expense).

Included in royalty receivable are $1,230,263 and $293,552 due from Scores East and West, which both are partially owned and operated by a former President and Chief Executive Officer of the Company. Such receivables from Scores West and Scores East have been fully reserved. Any future cash received from these affiliates will result to a reversal of bad debt in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured by management, the Company will continue to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates. The Company has also made plans to examine the books and records of these affiliates.

Note 6 - Sub-licensees

On April 30, 2007, Scores New Orleans "D/B/A Silver Bourbon, Inc." commenced its operations pursuant to an agreement made with Entertainment Management Services, Inc. on April 2, 2007. No royalties were due during as of September 30, 2007.

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

During the year the Company entered into a one year lease agreement with D. Ciarello to occupy office space in Ft. Lauderdale, FL. The lease approximates to 700 square feet of office space at $1,000 per month. The Company has an option to renew the lease within 60 days of the June 15, 2008 expiration date.

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against the Company and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York, Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. The Company's response to the amended complaint is due December 21, 2007. The amended complaint alleges that the Company and the other defendants are “an integrated enterprise” and that the Company and the other defendants jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. The Company disputes that it is an employer of the plaintiffs and intends to vigorously contest the claimed liability as well as the violations alleged.

On March 30, 2007, the Company, along with several of its affiliates, were named in a suit in connection with alleged assault by an employee of an affiliate and one of the Company's stockholders and former directors. The Company intends to vigorously defend itself in this litigation and does not expect that the outcome will be material.

In February 2007, the City of New York (the “City”) sought to close Scores West claiming that it presented a public nuisance. The City alleged that this nightclub was used for purposes of prostitution; the case has been dismissed by the City of New York and no charges had been sought against Scores West or the Company. In March, 2007, the New York State Liquor Authority began a review of the license held by Scores West. The proceedings have been adjourned until November 2007. If Scores West were to be closed, the Company would no longer be entitled to receive royalty revenues from them, which in 2006, amounted to 31% of the Company's royalties. Also, if Scores West were to close, its ability to make payments under an outstanding note issued to the Company by Scores West would be impaired. The note is currently in default.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nine months ended September 30, 2007 (the “2007 period”) compared to the nine months ended September 30, 2006 (the “2006 period”).

REVENUES:

Revenues decreased to $369,245 for the 2007 period from $1,467,753 for the 2006 period. During the current year overall revenues remained consistent with those in prior years; however, pursuant to our amended master license agreement with Entertainment Management Services, Inc. ("EMS"), fifty (50) percent of our royalties were reduced by such retainage by EMS. During the 2007 period, the Company recorded no royalty revenue from affiliates (see Bad Debt Expense below). Royalties from our Chicago, Las Vegas and Baltimore sub licensees accounted for 22, 59 and 11 percent of total revenues, respectively, for the 2007 period. During the 2007 period, the Company had temporarily forgone revenue in an amount of $289,394 and $283,541 from the Score East and Scores West operations due to matters discussed in Bad Debt Expense below. We are still unsure as to when the Los Angeles operations will commence.

In January 2007, our website offering, Scoreslive.com (our AYA licensee) debuted. Still a pilot program, without any promotional efforts, the site continues to generate approximately 30,000 page views per week and over $5,000 in monthly gross revenues. We expect our partner to launch and commence operations by November 2007, which we believe will double the number of page views and revenue. Through 2007 we intend to launch several additional internet modules which collaboratively will make up our adult web community. Modules will include online merchandise and e-commerce platforms. We believe that out internet initiatives will generate minimal gross revenues through 2007 as we are and will continue to be in development mode through 2007.

BAD DEBT EXPENSE:

During the 2007 period, the Company has temporarily forgone revenue in the amount of $289,394 and $283,541 from Score East and Scores West operations. During the fourth quarter 2006, bad debt provisions were made by the Company for both Scores East and Scores West which amounted to an aggregate of $3,391,126. Both companies have informed us that their inability to make payments on the amounts owed is due to increased legal costs incurred during investigations together with revenue shortfalls. Based on this information, the Company concluded that future collections of royalties amounting to $293,552 owed by Score West and its ability to make payments under a certain promissory note amounting to $1,867,310 would be impaired. The Company also concluded that future collections of royalties amounting to $1,230,263 owed by Score East would be impaired. The Company also concluded that $17,055 in royalties owed by its Miami affiliate would not be collected due to that club's bankrupty.  During the 2007 period, the Company collected $35,819 in royalties from Scores West and no payments from Scores East.

Any future cash received from these affiliates will result in a reversal of bad debt expense in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured by management, the Company will continue to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates. The Company has also made plans to examine the books and records of these affiliates.

OPERATING EXPENSES:

Operating expenses decreased 24 percent during the 2007 period to $638,366 from $792,112 during the 2006 period. This decrease was primarily due to payroll, legal, insurance, public relations and other expenses related to changes with executive management. During 2007, we continue to increase marketing and promotional efforts related to public relations and business development to capture new business targeted at the media, telecom and internet interactive sectors/markets.

INTEREST INCOME (EXPENSE) - NET:

Interest income is presented net of interest expense for the 2007 period and the 2006, period respectively. Interest income is actual cash collected on notes receivable offset by interest paid on debt which amounted to $0 and $82,755 for the 2007 period and the 2006 period, respectively. The Company, based on the matters as discussed above in Bad debt Expense, has temporarily forgone accrued interest on the Scores West notes for the 2007 period.

Interest expense is due primarily from the issuance of long-term debentures and notes payable. Interest expense decreased to $0 for the 2007 period from $280 for the 2006 period. This decrease was due primarily to a prepayment of outstanding debenture principle during the 2006 period that resulted into a prepayment premium penalty in the amount of $25,000. Retiring these debentures ceased the issuance of any anti-dilution shares. This penalty was necessary to help stabilize shareholder value by reducing the issuance of anti-dilution shares related to the conversion of debt in connection with the unwinding agreement.

PROVISION FOR INCOME TAXES:

A provision for state income taxes related primarily to average assets and capital were impacted by net operating losses carry forwards from the 2006, period.

NET INCOME (LOSS) per share:

Net (Loss) was $(280,344) or $(0.00) per share for the 2007 period versus a net income of $685,299 or $0.01 per share for the 2006 period. In addition, revenue earned during the 2007 period was reduced by a fifty percent retainage by EMS in March 2007. Cost related to payroll, public relations, legal, insurance and marketing increased due to changes in key level management. Net income per share data for both the 2007 and 2006 period is based on net income available to common shareholders divided by the weighted average of the common shares.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2007 we had an accumulated deficit of $(6,026,798). As of September 30, 2007, we had total current assets of $88,405 and total current liabilities of $187,780 or working capital of $(99,375). At December 31, 2006, we had total current assets of $394,538 and total current liabilities of $238,360 or working capital of $156,178.

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

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Curtis Smith, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against us and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York, Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. Our response to the amended complaint is due December 21, 2007. The amended complaint alleges that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. We dispute that we are an employer of the plaintiffs and intend to vigorously contest the claimed liability as well as the violations alleged.

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with alleged assault by an employee of an affiliate and one of our stockholders and former directors. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

In February 2007, the City of New York (the “City”) sought to close Scores West claiming that it presented a public nuisance. The City alleged that this nightclub was used for purposes of prostitution; the case has been dismissed by the City of New York and no charges had been sought against Scores West or us. In March, 2007, the New York State Liquor Authority began a review of the license held by Scores West. The proceedings have been adjourned until November 2007. If Scores West were to be closed, we would no longer be entitled to receive royalty revenues from them, which in 2006, amounted to 31% of our royalties. Also, if Scores West were to close, its ability to make payments under an outstanding note issued to us by Scores West would be impaired. The note is currently in default.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.	OTHER INFORMATION

Pursuant to a plea agreement between Richard Goldring and the District Attorney of the County of New York, the District Attorney has extended the deadline for Mr. Goldring to divest himself of a control ownership position in the Company until December 20, 2007. If Mr. Goldring were to attempt to sell his ownership position on the open market, it could depress the market price of our common stock.

On August 31, 2007 Alex Amoriello resigned as our Chief Operating Officer. His resignation was not the result of any disagreement between him and us.

On May 30, 2007, Entertainment Management Services, Inc. (“EMS”) entered into a Sublicense Agreement (the “Agreement”) with Lake Geneva Entertainment, Inc. d/b/a. Sugar Schack. The Sublicense granted under the Agreement authorized Sugar Schack to use the “SCORES” brand name at its adult nightclub in Lake Geneva, Wisconsin. Sugar Schack paid minimum royalties to EMS equal to $5,000 monthly during the peak season April thru September and $3,000 monthly during the non-peak season October thru March. Due to unforeseeable differences within common management at Sugar Schack, proper written notice was given to EMS of its termination of the agreement pursuant to the terms of the agreement. As of September 30, 2007, the Company is owed $16,892 of unpaid royalties.

As discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Bad Debt Expense”, during fiscal 2007, including the quarter ended September 30, 2007 we had received no royalty payments with respect to Scores East and have received $35,819 royalty payments and no note payments with respect to Scores West.

ITEM 6.	EXHIBITS

(a)	Exhibits.

	Exhibit No.	Description
	31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
	32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Dated: November 14, 2007	By:	/s/ Curtis Smith
Curtis Smith
Principal Executive Officer