Form 10KSB
period 2007-12-31
SCORES HOLDING CO INC
filed 2008-04-15
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:	000─16665

SCORES HOLDING COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

Utah	87-0426358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

533-535 West 27th Street New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(212) 868-4900
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Name of each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $487,542.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of March 31, 2008 there were 59,998,254 issued and outstanding shares of our common stock, $0.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on March 31, 2008 was approximately $419,988 based on the closing bid price of our common stock on March 31, 2008, which was $0.007 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 165,186,124 shares of common stock, $0.001 par value, as of March 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We are now in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States through our affiliate by common ownership, Entertainment Management Services, Inc. ("EMS"). These clubs feature topless female entertainers together with opportunities for watching sporting events, celebrating business transactions and private parties. There are six such clubs currently operating, two in New York City, and one in each of Baltimore, Chicago, Las Vegas and New Orleans.

Our trademarks and copyrights surrounding the Scores trade name are critical to the success and potential growth of all of our businesses.

We are affiliated through common ownership with two existing nightclubs in New York, New York (“Scores East” and “Scores West”) which are owned, respectively, by 333 East 60th Street, Inc, and Go West Entertainment, Inc. (sometimes referred to herein as “Go West”). We have sublicense agreements with each of these clubs pursuant to which they use the Scores intellectual property. (Throughout this report, we refer to the New York clubs as our affiliated clubs. All other clubs are referred to as non-affiliated clubs or as sublicensees, a term that may include the affiliated clubs when the context requires. See Item 12. Certain Relationships and Related Transactions.)

We are also trying to capitalize on our intellectual property for “Scoreslive.com”, an internet virtual gentlemen’s club. See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On March 31, 2003, we granted an exclusive, worldwide license in our property to EMS, an entity owned by two former directors and employees of the Company to sublicense the Scores trade name to nightclubs. The term of this license agreement is for 20 years plus six 5-year renewals at the option of EMS. Under this agreement as currently in effect (See Item 12. Certain Relationships and Related Transactions), EMS is required to pay us 100% of royalties received from affiliated clubs and 50% of royalties received from non-affiliated clubs. This agreement as it has been amended and restated is referred to herein as the “EMS Agreement”.

All clubs, affiliated and non-affiliated, have license agreements with EMS pursuant to which they pay typically EMS approximately 4.99% of gross revenues from operations, including the sale of merchandise. $472,686 in earned and accrued royalties were payable during 2007, $472,686 from non-affiliated clubs and $0 from affiliated clubs. $577,149 in current and prior year royalties were paid during 2007, $503,899 from non-affiliates and $73,250 from affiliates, leaving outstanding balances of royalties owed at December 31, 2007 of $25,217 and $1,450,959 for non-affiliates and affiliates, respectively. We depend on these royalties to operate the business and as our principal source of revenue. See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity.

Our Sublicensed Nightclubs

Our first sublicensed nightclub was our affiliate, Scores East. This nightclub accounted for 0% of our royalty revenue in 2007, as opposed to 28% in 2006. (See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Bad Debt Expense.) In 2007, we did not collect any outstanding royalties from this club.

On March 31, 2003, EMS and Go West Entertainment, Inc. (“Go West”) licensed the Scores trademarks for use at our other affiliated club, Scores West. This nightclub accounted for 0% and 31% of our royalty revenues during 2007 and 2006, respectively. (See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Bad Debt Expense.) In 2007, we collected $73,250 in outstanding royalties from this club.

On July 28, 2005, EMS licensed D.I. Food and Beverage of Las Vegas (“DIF&B”) to use the Scores brand name for its nightclub in Las Vegas, Nevada. This nightclub commenced operations in September, 2006. This club accounted for 58% and 26% of our total royalty revenues in 2007 and 2006, respectively. EMS’ sublicense agreement with DIF&B calls for royalties of $9,000 per week and certain fees of $1,500 per month to be payable to EMS.

On June 13, 2003, EMS and Stone Park Entertainment, Inc. licensed the use of the "Scores Chicago" name for its club in Chicago, Illinois. Royalties payable to EMS are the greater of $2,500 per week or 4.99% of the gross revenues (less $25,000 per week) earned at that location. This nightclub accounted for 18% and 8% of our total royalty revenues during 2007 and 2006, respectively.

On February 27, 2004, EMS licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable are the greater of $1,000 per week or 4.99% of gross revenues. This club accounted for 15% and 4% of our total royalty revenues in 2007 and 2006, respectively.

On November 16, 2005, EMS licensed Bash Entertainment, LLC to use the Scores brand name for a nightclub in Philadelphia, Pennsylvania. Royalties payable are equal to the greater of 4.99% of weekly gross revenues or $1,000 per week. This club awaits zoning approval and has not commenced operations.

On July 27, 2004, EMS licensed DBD Management, Inc. (“DBD”) to use the Scores brand name at its adult nightclub in Ft. Lauderdale, Florida. Royalties payable are equal to 4.99% of revenues above $250,000 per month, with a minimum payment per month of $4,000 beginning in February 2005. DBD terminated this license on April 20, 2006 in accordance with its terms.

On January 3, 2005, EMS licensed our affiliate, SMG Entertainment, Inc. (“SMG”), to use the Scores brand name for its nightclub in North Miami, Florida. Royalties payable are equal to 4.99% of annual gross revenues above $1.5 million per annum. Shortly after its filing for bankruptcy on December 11, 2006, SMG terminated its agreement with EMS. As of December 31, 2007, we were owed $16,661 of unpaid royalties from SMG, which we have reserved as a bad debt as of December 31, 2006.

On November 24, 2006, EMS licensed DDL of Los Angeles LLC to use the Scores brand name for a nightclub in Los Angeles, California. If the club is issued a liquor license, royalties payable are 4.99% of gross revenues or $4,000 per week, whichever is greater. Until such time, royalties payable equal 4.99% of gross revenues or $2,000 per week, whichever is greater. This club awaits the approval of a liquor license and has not commenced operations.

Effective April 2, 2007, EMS licensed Silver Bourbon, Inc. to use the Scores brand name for a night club in New Orleans, Louisiana. Royalties payable are capped at the greater of $4,000 per month or 4.99% of gross revenues. This club commenced operations on April 27, 2007 and, for the fiscal year ended December 31, 2007, accounted for less than 5% of our total revenues.

On September 7, 2004, EMS entered into a Sublicense Agreement (the “Agreement”) with Lake Geneva Entertainment, Inc. d/b/a. Sugar Schack. The Sublicense granted under the Agreement authorized Sugar Schack to use the “SCORES” brand name at its adult nightclub in Lake Geneva, Wisconsin. Sugar Schack paid minimum royalties to EMS equal to $5,000 monthly during the peak season April thru September and $3,000 monthly during the non-peak season October thru March. Due to unforeseeable differences within common management at Sugar Schack, proper written notice was given to EMS of its termination of the agreement as of May 30, 2007, pursuant to the terms of the agreement. As of December 31, 2007, we were owed $16,892 of unpaid royalties which we have reserved as a bad debt.

Scoreslive.com

On January 24, 2006, we licensed AYA International, Inc. (“AYA”) the right to use our trademarks in connection with its online video chat website, “Scoreslive.com”. Our license agreement with AYA provides for royalty payments to be made directly to us of 4.99% of weekly gross revenues from all revenue sources within the AYA website. The license continues for as long as the website is operational. Scoreslive.com debuted in January 2007. This website accounted for a minimal amount of our total royalty revenues in 2007.

Payment to Richard Goldring

On February 28, 2007, our then President, Chief Executive Officer and Director, Richard Goldring resigned from each of those positions, and terminated his employment with us under an employment agreement, dated March 31, 2003. The terms of such agreement provided that if Mr. Goldring terminated his employment without cause (which he did), we would become obligated to pay him $1 million. Given our lack of cash to make such payment, we are negotiating with Mr. Goldring regarding the amount and terms of payment to be made to him.

Competition

The adult nightclub entertainment business is highly competitive with respect to price, service, location and professionalism of its entertainment. Sublicensed clubs will compete with many locally-owned adult nightclubs. It is our belief, however, that only a few of these nightclubs have names that enjoy recognition and status that equal or approach that of Scores. For example, there are approximately 25 adult entertainment cabaret night clubs located in New York City and approximately six located in Manhattan. We believe that only three of these other venues in Manhattan directly compete with us, Ricks Cabaret, Hustler and Penthouse. Of the 25, these three provide the most comparable adult entertainment experience to our own. Other locales will have their own competitive environments.

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

The Internet is highly competitive, and Scoreslive.com will compete for visitors, subscribers, shoppers and advertisers. We believe that the primary competitive factors affecting AYA’s Internet operations include brand recognition, the quality of content and products, pricing, ease of use, and sales and marketing efforts. AYA and Scoreslive.com have the advantage of leveraging the power of our Scores brand across multiple media platforms.

Employees

At the present time, we have two (2) employees. None is covered by any collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Government Regulation

Our sublicensees are subject to a variety of governmental regulations depending upon the laws of the jurisdictions in which they operate. The most significant governmental regulations are described below.

Liquor License

Our sublicensees are subject to state and local licensing regulation of the sale of alcoholic beverages. We expect sublicensees to obtain and maintain appropriate licenses allowing them to sell liquor, beer and wine. Obtaining a liquor license may be a time consuming procedure. In New York, for example, sublicensees make an application to the State Liquor Authority (the "NYSLA") for a liquor license regarding their nightclub. The NYSLA has the authority, in its discretion, to issue or deny such a license request. The NYSLA typically requires local community board approval in connection with such grants. Approval is usually granted or denied within 90-120 days from the initial application date, but can take longer in certain circumstances. Other jurisdictions have their own procedures.

Present law in Los Angeles, California prohibits all adult entertainment cabaret venues from obtaining liquor licenses.

The liquor license for Scores West was suspended by the NYSLA in February 2007 and revoked in March 2008. The New York State Appellate Division, First Deparment (the “Appellate Court”) has issued a temporary stay of the license revocation pending a review by the full bench of the Appellate Court. If adverse action is taken with respect to the Scores West license, the license applicable to Scores East may be examined and negatively affected as well, due to these clubs' common ownership. The permanent revocation or suspension of one or both of these licenses could have a material adverse effect on us. See Item 3. Legal Proceedings.

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

ITEM 2. DESCRIPTION OF PROPERTY

In July 2007, we began to lease from Go West, on a temporary, month-to-month basis, approximately 700 square feet of office space located at 533-535 West 27th Street, New York, NY. We pay $5,000 per month, including overhead costs, for this office space. Monthly rents payable to Go West are offset by outstanding royalties that Go West owes us.

As of July, 2007, we terminated our lease of approximately 500 square feet of office space in White Plains, New York.

ITEM 3. LEGAL PROCEEDINGS

On December 11, 2007, Francis Vargas, a former cocktail waitress at “Scores West Side” located in New York, NY, filed a civil lawsuit against us and Go West Entertainment, Inc. in the Supreme Court of the State of New York, County of New York, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations.

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against us and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York, Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleges that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. We dispute that we violated the federal and state labor laws, and further dispute that the dancers are “employees” subject to the federal and state wage and hour laws. We intend to vigorously contest the claimed liability as well as the violations alleged. We filed a motion to dismiss the complaint, reply papers were submitted on March 14, 2008, and the matter is now under judicial deliberation. At the same time plaintiffs moved for conditional certification of a class of the servers, bartenders and dancers; we opposed that motion and the matter is also under judicial deliberation. Discovery into both the procedural and substantive issues is ongoing.

In February 2007, the City of New York (the “City”) sought to close Scores West claiming that it presented a public nuisance. The City alleged that this nightclub was used for purposes of prostitution; the case was dismissed by the City of New York and no charges were sought against Scores West or us. In February, 2007, the NYSLA began a review of the license held by Scores West and issued an Emergency Summary Order of Suspension of the Scores West liquor license on February 21, 2007. Go West, the owner of Scores West, filed a pleading with the NYSLA on behalf of Scores West and, after a temporary adjournment and a series of hearings in front of an administrative law judge who, on February 4, 2008, sustained all charges against Scores West, a NYSLA hearing was held on March 6, 2008 and the NYSLA revoked the Scores West Liquor license. On March 18, 2008, the Appellate Court granted an interim stay of the liquor license revocation pending a review by the full bench of the Appellate Court. This full bench review has not yet taken place. If Scores West loses its liquor license and closes its business, we would no longer be entitled to receive royalty revenues from that club, which in 2006, amounted to 31% of our royalties. Also, if Scores West were to close, its ability to make payments under an outstanding note issued to us by Scores West would be impaired. The note is currently in default. See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources, and Item 12. Certain Relationships, Related Transactions and Director Independence.

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. We have recently answered a third amended complaint and participated in a Preliminary Conference to establish the discovery schedule.  Depositions are scheduled for May, 2008.  We will vigorously defend ourselves in this litigation and do not expect the outcome will be material.

On December 11, 2006, our affiliated club in North Miami, Florida, SMG Entertainment, Inc. (“SMG”), filed for bankruptcy with the United States Bankruptcy Court for the Southern District of New York. In connection therewith, it terminated its license agreement with EMS whereby it was authorized to use our intellectual property. At the time of its filing, SMG owed us $16,611 for unpaid merchandise, which we subsequently reserved as bad debt.

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

A sentencing hearing has been set for April 17, 2008 by which time Mr. Goldring will have to divest himself of a control ownership position in us.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “SCRH” since 2004. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Bloomberg L.P. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2006	.017	.0066
June 30, 2006	.019	.007
September 30, 2006	.018	.009
December 31, 2006	.012	.006
March 31, 2007	.027	.01
June 30, 2007	.023	.009
September 30, 2007	.011	.005
December 31, 2007	.00981	.004

Holders

As of April 7, 2008, there were approximately 573 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash

At December 31, 2007, we had $173 in cash and cash equivalents compared to $231,332 in cash and cash equivalents at December 31, 2006.

Results of Operations:

For the year ended December 31, 2007 (the “2007 period”) compared to the year ended December 21, 2006 (the “2006 period”).

Revenues:

Revenues decreased 75% to $487,542 for the 2007 period from $1,975,705 for the 2006 period. This decrease was attributable primarily to the following factors: In the 2006 period and in prior years, we retained 100 percent of all royalty revenues generated by all sublicensees; however, beginning with the first quarter of 2007, fifty percent (50%) of royalty revenues generated by non-affiliate clubs, approximately $480,000 for the 2007 period, were retained by EMS pursuant to the EMS Agreement. During the 2007 period, the Company recorded no royalty revenue from our affiliated clubs (see Bad Debt Expense below). Royalty revenues for the 2007 period for the non-affiliate clubs in Las Vegas, Chicago, Baltimore and New Orleans accounted for 58%, 18%, 15% and less than 5%, respectively. Revenue generating operations at the New Orleans club commenced only in April 2007. The Los Angeles club has not begun operations due to its inability to obtain a liquor license and the Philadelphia club has not begun operations due to zoning issues which have not yet been resolved.

Merchandise revenues decreased during the 2007 period to $14,856 from $106,876 during the 2006 period. This decrease was primarily due to increases in our shipping costs and our sublicensees' purchasing our branded products from local manufacturers at lower cost to them. In addition, merchandise sales to Scores East and Scores West decreased during the 2007 period as well.

In January 2007, AYA’s website, Scoreslive.com, began operations and, for the 2007 period, generated gross revenues of more than $5,000 per month resulting in minimal royalties to us. We believe that the Scoreslive.com website will remain in development mode during 2008, continuing to generate minimal revenues.

We recognize revenues as they are earned, not as they are collected.

Bad Debt Expense

During the fourth quarter 2006, the Company made significant provisions for bad debts in the amount of $3,391,126 applicable to amounts owed us by the respective owners of Scores East and Scores West. As of December 31, 2007, Scores East and Scores West owed us (indirectly, through EMS) $1,230,263 and $220,696, respectively, in accrued and unpaid royalties. The owners of both of these affiliated clubs have informed us that their ability to make payments on the amounts owed is impaired due to increased legal costs incurred during investigations by the City of New York and the NYSLA, together with revenue shortfalls. We have concluded that if the Appellate Court determines to uphold the NYSLA revocation of the Scores West liquor license, we will not be able to collect from either Scores West or Scores East any of the royalties currently owed to us or that might be owed to us for future periods. In this case, common ownership of the two affiliated clubs would negatively affect the Score East liquor license and that club’s ability to pay us royalties.

In connection with Go West’s construction of Scores West, we loaned Go West $1,636,264 in exchange for a promissory note from Go West (the “Note”). The Note has not been repaid. As of December 31, 2007, $1,867,310 (including accrued interest) remained due under the Note. As of December 31, 2006, we reserved $1,636,264 of this amount as a bad debt expense and for the 2007 period, we have forgone interest on the Note.

Any cash received from these clubs (Scores East and Scores West) is applied as a reversal of the bad debt expense when received. In 2007, we reversed bad debt expense in the amount of $73,250 for cash collected from Scores West and received no payments from Scores East. We did not collect any cash on the Note during the 2007 period. We have temporarily suspended the recognition of royalties due from Scores West and Scores East and interest earned on the Note until financial stability of these clubs has been reasonably assured.

Currently, we are undertaking an examination of the books and records of Scores West and Scores East to assist us in measuring our ability to collect on all outstanding royalties and on the Note.

General and Administrative Expenses:

General and administrative expenses decreased during the 2007 period to $773,025 from $1,202,550 during the 2006 period. Because 50 percent of our 2007 period revenues (approximately $480,000) were retained by EMS as a result of changes in conditions under the EMS Agreement, we reduced our rent, salaries, legal and business development costs by $400,000 in the 2007 period from the 2006 period. This figure represents a 2007 period shift away from administrative expenses as we continued our efforts to reach alterative markets through increased spending for public relations and marketing.

Interest Income (Expense) - Net:

Interest income is presented net of interest expense for the 2007 period and the 2006 period, respectively. Interest income reflects actual cash collected and interest paid on debt which amounted to $0 and $110,059 for 2007 period and the 2006 period, respectively.

Interest expense is due primarily from the issuance of long-term debentures and notes payable. Interest expense decreased to $0 for the 2007 period from $281 for the 2006 period. This decrease was due primarily to a repayment in the 2006 period of $123,300 of our outstanding debentures which resulted in a $25,000 prepayment penalty to us. We pre-payed these debentures to avoid having to issue additional shares of our common stock as compensation for dilution in the value of our common stock.

Provision For Income Taxes:

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses for the 2007 period.

Net Income (Loss) (per share):

Net income (loss) for the 2007 period was $(356,429) or $(0.00) per share versus a net (loss) of $(2,664,149) or $(0.02) per share for the 2006 period. This decrease in net loss for the 2007 period can be attributed, primarily, to the reduction by fifty percent (50%) of our non-affiliated clubs royalty payments from EMS (approximately $480,000) reduced pursuant to and in accordance with the EMS Agreement. Our administrative costs were significantly reduced by $430,000 in the 2007 period; however, we continued to incur significant cost for public relations and marketing as we explored new growth opportunities in alternative markets. In the 2006 period, our bad debt expense of approximately $3.4 million was partially offset by additional 2006 period revenue of approximately $585,328 from one new sublicensed nightclub.

Net income per share data for both the 2007 and 2006 period is based on net income available to common shareholders divided by the weighted average of the common shares.

Liquidity and Capital Resources

On February 28, 2007, our then President, Chief Executive Officer and Director, Richard Goldring resigned from each of those positions, and terminated his employment with us under an employment agreement, dated April 16, 2003. The terms of such agreement provided that if Mr. Goldring terminated his employment without cause (which he did), we would become obligated to pay him $1 million. We had $173 in cash available at December 31, 2007. Given our lack of available cash to make such payment, we are currently negotiating with Mr. Goldring regarding the terms of our payment to him.

In 2006, we reserved a bad debt expense of approximately $3.4 million in recognition of the impaired ability of Go West and 333 East 60th Street, Inc. to pay royalties due us, indirectly, and Go West's impaired ability to make payments under the Note. See - Bad Debt Expense.

Scores West accounted for 0% of our royalty revenue in 2007, compared to 31% in 2006. In March 2008, the NYSLA revoked the Scores West liquor license and that order has been temporarily stayed by the Appellate Court pending further review. See Item 3. Legal Proceedings. As of December 31, 2007, Scores West owed us $220,696 in unpaid royalties. If Scores West loses its liquor license, it would not be able to pay us any royalty income.

In connection with our divestiture of stock of Go West, we loaned Go West $1,636,264 in return for the Note secured by Go West’s leasehold interest on a building at 533-535 West 27th Street, New York, New York. The Note bears interest at 7% and is scheduled for maturity on October 1, 2008. Go West is currently in default under the Note, and as at December 31, 2007 owed us $1,867,310 which includes accrued interest of $355,189. We did not receive any interest payments on the Note during the 2007 period. If Scores West were to be closed, its ability to make payments under the Note would be impaired.

Our affiliated club, Scores East, accounted for 0% of our royalty revenue in 2007, compared to 28% in 2006. At December 31, 2007, Scores East owed us $1,230,263 in royalties. We did not receive any royalty payments from Scores East in the 2007 period.

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of December 31, 2007 we had an accumulated deficit of $(6,102,883). As of December 31, 2007, we had total current assets of $47,213 and total current liabilities of $207,743 or negative working capital of $160,530. As of December 31, 2006, we had total current assets of $394,538 and total current liabilities of $238,360 or working capital of $156,178. The decrease in the amount of our working capital was primarily attributable to our inability to collect on the outstanding receivables due from our Score East and Scores West affiliates due to the City of New York proceedings and the pending NYSLA matter with Scores West. If the Appellate Court upholds the NYSLA revocation of the Scores West liquor license and, thus, the Score East license, due to the common ownership of both of these clubs, operations at both locations will be limited and cash to extinguish the receivables balance will, most likely, not be available for payment to us. Given our lack of cash, we were able to control our outstanding debt by making significant reductions in our administrative costs.  .

We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash, which would require us to seek financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support our ongoing working capital needs, for a more rapid business expansion, to develop new or enhanced services or products, to respond to competitive pressures, or to take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our adult entertainment licensing business.

Compliance with Sarbanes-Oxley

The largest amount of royalties owed to us from affiliated nightclubs (Scores East, Scores West and SMG) during 2007 was $1,540,476. The amount owed at December 31, 2007 was $1,467,226. Cash received as partial payment on these receivables during the 2006 period and the 2007 period totaled $715,000 and $73,250, respectively. No interest was paid on the Note during these periods.

As we and they are under common control, we are mindful that those royalties’ receivables may take on the appearance of a prohibited loan under Section 402 of the Sarbanes-Oxley Act of 2002. We do not believe, however, that this is a prohibited loan as we are seeking to reduce the amount due under these receivables.

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

Revenue Recognition

Revenues for the 2007 period and the 2006 period were derived predominately from royalties. We apply judgment to ensure that the criteria for recognizing revenues are consistently applied and achieved for all recognized sales transactions.

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

We have audited the accompanying consolidated balance sheet of Scores Holding Company, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scores Holding Company, Inc. and subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for each of the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
April 7, 2008

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31,
2007
ASSETS

CURRENT ASSETS:
Cash	$173
Licensee Receivable - including affiliates - net	25,217
Inventory	20,700
Prepaid expenses	1,123
Total Current Assets	47,213

INTANGIBLE ASSETS, NET	220,950

$268,163

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$126,965
Related party payable	15,800
Due to EMS - related party	44,978
Notes Payable	20,000
Total Current Liabilities	207,743

COMMITMENTS & CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, -0- issued and outsatanding	-
Common stock, $.001 par value; 500,000,000 shares authorized,
165,186,124 issued and outstanding	165,186
Additional paid-in capital	5,998,117
Accumulated deficit	(6,102,883)
Total stockholder's equity	60,420
$268,163

See notes to consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2007	2006
REVENUES
Royalty	$464,686	$1,857,629
Merchandise	14,856	106,076
Public relations	8,000	12,000

Total	487,542	1,975,705

COST OF MERCHANDISE SOLD	54,054	118,958

GROSS PROFIT	433,488	1,856,747

GENERAL AND ADMINISTRATIVE EXPENSES	773,025	1,202,550
BAD DEBT EXPENSE	16,892	3,413,051

NET LOSS FROM OPERATIONS	(356,429)	(2,758,854)

INTEREST INCOME - NET	-	110,059

NET LOSS BEFORE INCOME TAXES	(356,429)	(2,648,795)

PROVISION FOR INCOME TAXES	-	15,354

NET LOSS	$(356,429)	$(2,664,149)

NET LOSS PER SHARE	$0.00	$(0.02)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - Basic and Diluted	165,186,124	132,636,194

See notes to consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

YEARS ENDED DECEMBER 31, 2006 AND 2007

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2005	78,642,180	$78,642	$5,875,310	$(3,082,306)	$2,871,646

Conversion of debentures	23,814,936	23,815	75,388	-	99,203

Issuance of shares according to the anti-dilution agreement	55,176,008	55,176	(55,176)	-	-

Shares cancelled	(140,000)	(140)	(1,260)	-	(1,400)

Issuance of shares for services	7,693,000	7,693	103,855	-	111,548

Net loss	-	-	-	(2,664,149)	(2,664,149)

Balance as of December 31, 2006	165,186,124	165,186	5,998,117	(5,746,455)	416,848

Net Loss	-	-	-	(356,429)	(356,429)

Balance as of December 31, 2007	165,186,124	$165,186	$5,998,117	$(6,102,883)	$60,420

See notes to consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(356,429)	$(2,664,149)

Adjustments to reconcile net loss to net cash provided
by (used) in operating activites:
Depreciation and Amortization	59,720	42,443
Common stock and warrants issued for services	-	111,548
Royalty receivable	5,572	1,214,099
Bad debt on notes receivable	-	1,867,310
Prepaid expenses	62,504	(29,142)
Inventory	48,090	(31,912)
Interest receivable	-	(69,838)
Due to EMS	44,978	-
Accounts payable and accrued expenses	15,705	(212,147)

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(119,860)	228,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Trademark intangible	-	(173,600)
Cash collected on notes receivable	-	104,400

NET CASH (USED) IN INVESTING ACTIVITIES	-	(69,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party payable	6,200	(1,400)
Repayment of debentures	-	(66,000)
Purchase of Note payable Trademark intangible	-	175,000
Repayment of notes payable	(117,500)	(66,465)

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	(111,300)	41,135

NET INCREASE (DECREASE) IN CASH	(231,159)	200,147

CASH, beginning of the period	231,332	31,185

CASH, end of the period	$173	$231,332

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$1,660
Cash paid during the year for taxes	$9,354	$15,354
Non cash financing activities:
Common stock issued for services	$-	$111,548
Common stock issued in connection with debenture conversions	$-	$96,900

See notes to consolidated financial statements.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2007

Note 1. Organization

Scores Holding Company, Inc. and subsidiaries (the “Company”) is a Utah corporation, formed in September 1981 and is located in New York, NY. Formerly, Internet Advisory Corporation, the Company is a licensing company that intends to exploit the “Scores” name and trademark for franchising and other licensing options.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements of the Company include the accounts of Scores Licensing Corp.

Note 2. Summary of Significant Accounting Principles

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company items and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times where cash may exceed $100,000, the FDIC insured limit.

Inventory

Inventory consists primarily of finished goods and is valued at the lower of cost or market on a first-in first-out “FIFO” basis. In performing our cost valuation, we consider the condition and salability of our inventory and may adjust the valuation due to anticipated changes that may materially affect its basis.

Leasehold Improvements and Equipment

Leasehold improvements and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred. Depreciation is provided for over the estimated useful lives of the individual assets using straight-line methods.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2007, the Company believes that there has been no impairment of long-lived assets.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2007

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, notes receivable and notes payable approximate fair value, based on the short-term maturity of these instruments.

Royalty and Notes Receivable and Reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. In addition to reviewing any delinquent royalty or note receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility. Subsequent to year end 2006, we were informed through common ownership, that our East and Westside affiliates were undergoing financial distress and that pending matters with the NYSLA would have a material impact on cash flow and operations. As a result, a collection for royalties and notes receivable amounting to $1,540,870 and $1,867,310 were deemed impaired as of December 31, 2006. Cash collected on these impaired royalties amounted to $73,250 from our Scores West affiliate and $0 from our Scores East affiliate for the year ended December 31, 2007. No cash was collected on the Score West note during 2007.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense for the years ended December 31, 2007 and 2006 were $16,731 and $13,325 respectively. These costs are included in general and adminstrative expenses.

Stock Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $0 and $111,548 in compensation expense during the years ended December 31, 2007 and 2006, respectively. Such amount is included general and administrative expenses on the statement of operations.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2007

Revenue recognition

The Company records revenues (royalties) from its license agreements on a straight line basis over the term of the license agreements. If a license agreement is terminated then the remaining unearned balance of the deferred revenues is recorded as earned if applicable. Merchandise revenue which may include shipping and handling is recognized when products are delivered or services are provided to customers. Shipping costs are included in cost of sales.

Revenues earned under its royalty agreements are recorded as they are earned.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $2,600,000, which expire in the years 2015 and 2022. The related deferred tax asset of approximately $2,601,000 has been offset by a valuation allowance. The Company’s net operating loss carryforwards may have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$1,130,000	$940,000
Receivables allowance	1,471,000	1,516,000
Less valuation allowance	(2,601,000)	(2,456,000)
Net deferred tax asset	$-	$-

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2007 and 2006, as a result of the following:

	2007		2006
Tax (benefit) at statutory rate		$(112,000)	$(901,000)
State and local taxes		(34,000)	(273,000)

Permanent timing differences		-	17,800
Change in valuation allowance		146,000	1,171,000
Tax due	$	- 0 -	$15,354

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2007

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents (common stock warrants) in the amount of 85,000 options were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the year ended 2007, the NYSLA revoked the liquor license of Score West and as a result, the Company estimated that future collections on the Score West and East (common ownership) receivables would be impaired. Scores West has been granted a temporary stay of its liquor license revocation by the Appellate Court and the Company received in 2007 $73,250 in royalty payments from Scores West. The Company also makes provisions for estimated taxes which may be adversely affected by changes in tax laws and rates in future periods.

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from seven sublicensees in which, five (Chicago, Las Vegas, New Orleans, Lake Geneva and Baltimore) are unrelated from management of the Company and AYA. During the year ended December 31, 2007, revenues earned from royalties and merchandise sales from these unrelated licensees amounted to $464,686, which there is $25,217 due and outstanding as of December 31, 2007. Revenues from royalties and merchandise sales from the two related licensees based in New York was temporarily foregone due to the economic instability of the clubs.

$293,946 was due from our Scores West affiliate as of December 31, 2006 of which $73,250 of prior years royalties was collected during 2007. A note in the amount of $1,867,310 which includes $355,189 of accrued interest from our Go West affiliate that matures in October 2008 was in default at December 31, 2006. No payments were made on this note during 2007.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2007

$1,230,263 from Scores East was due and outstanding as of December 31, 2006 by which no cash was collected during 2007. A reserve for the entire $1,540,870 and $1,867,310 was provided for based on both the unstable financial conditions, bankruptcy (Miami) and Government matters.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2007

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2007

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Note 3. Furniture and Equipment

At December 31, 2007, furniture and equipment consist of the following:
Furniture and Equipment	$50,000
Less: accumulated depreciation	(50,000)

$—

Furniture and equipment are depreciated over 5 years. Depreciation expense for the year ended December 31, 2007 and 2006 was $0 and $8,763 respectively.

Note 4. Related-Party Transactions

a. Go West Entertainment, Inc.

Since 2007, the Company has had a temporary month to month occupancy with Go West Entertainment, Inc., “Go West”. The former President, Chief Executive Officer and Director of the Company is also one of the two shareholders of Go West.

b. "Unwinding" transaction and Master License Agreement

Immediately after the closing of our transfer of Go West in 2003, we entered into a Master License Agreement (the "Master License") with EMS. The Master License grants to EMS the exclusive worldwide license to use and to grant sublicensees to use the "SCORES" trademarks in connection with the ownership and operation of upscale, adult-entertainment cabaret night clubs/restaurants and for the sale of merchandise by such establishments. Merchandise must relate to the nightclub that sells it, and may be sold at the nightclub, on an internet site maintained by the nightclub, by mail order and by catalogue. The term of the Master License is twenty year with the option to renew the Master License for six consecutive five-year terms. Under the Master License, EMS is required to pay the Company 100% (one hundred) percent of all royalties earned and received from clubs that are under common ownership with us (affiliates) and 50% (fifty) percent of royalties earned and received from those clubs which are not under common ownership (non affiliates). Although the Master License requires that EMS charge a royalty fee equal to 4.99% of a sub-licensee’s gross revenues, the Company has agreed, however, that in certain situations, EMS can execute an agreement that may be less restrictive than the 4.99% minimum.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2007

During the year ended 2007, the Company collected approximately $147,694 in royalties directly from our non affiliate Scores Chicago. Pursuant to the Master License, the Company was obligated to remit 50% (percent) $73,847 of the amount collected to EMS but retained approximately $44,978 to help cover minor shortfalls in cash flow. We believe EMS, which commonly owns Scores East and Scores West, will elect to have the balance due applied to either the Scores East or Scores West outstanding royalties due to the Company as of December 31, 2007.

In consideration of all payments made by us on behalf of Go West for the construction of the club, Go West has given to us its Secured Promissory Note in the amount of $1,636,264. The principal of the Note is payable in sixty monthly installments commencing on November 1, 2003 and ending on October 1, 2008. The first twelve monthly installments are $10,000 each. The next forty-eight installments of principal are $31,289 each. Interest at the rate of 7% per annum will accrue on the unpaid balance of principal until maturity. Interest payments are due monthly with each installment of principal commencing November 1, 2003. The Note is secured by Go West's leased interest in its New York nightclub. Interest receivable of $355,188 was due at December 31, 2007. Due to the pending matter regarding the NYSLA and our affiliate Go West and due to unstable financial conditions at our Go West affiliate, the Company believes that there is a potential risk that collection of the $1,867,310 which includes accrued interest of $355,189 balances could not be assured and, thus, required a reserve for the full amount outstanding of $1,867,310 as of December 31, 2007.

Note 5. Intangible Assets

a. Trademark

In connection with the acquisition of HEIR Holding Co., Inc., the Company acquired the trademark to the name "SCORES". This trademark had a recorded value of $425,000. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. The Company recorded amortization expenses of $59,720 in 2007 and $33,680 in 2006. Amortization of this intangible will continue at $59,720 a year over its useful life.

Note 6. Notes Payable and Convertible Debenture

As a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. ("SEI") and Irving Bilzinsky ("Bilzinsky"), the Company is obligated to pay Bilzinsky, as sole shareholder of SEI, $175,000 in 18 monthly installments, which commenced on September 24, 2006, of $9,375 for each of the first 8 months and $10,000 for each of the remaining 10 months. As of December 31, 2007 the Company paid $117,500 and has a current balance due of $20,000.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2007

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

b. The terms of the $230,000 convertible debentures "Debenture A", issued in August 2004, are as follows:

•	The debentures mature on August 11, 2009 and bear interest at 1.5% per annum and accrue until paid.

•
The debentures are convertible at the option of the holder into common stock at the lesser of (a) $0.10 or 100% of the average of the closing bid prices for the five trading days immediately prior to closing or (b) 50% of the average of the three lowest closing bid prices in the forty days immediately preceding the conversion date.

•	The Company may redeem the outstanding debentures at any time for 135% of the unconverted amount of the debenture plus accrued interest.

The terms of the $20,000 convertible debenture "Second Debenture", issued in August 2004, are as follows:

•	The debenture can be converted into $.01 per share.

The terms of the $250,000 contingent convertible debentures "Debenture B", issued in August 2004, are as follows:

•	The debentures mature on August 11, 2009 and bear interest at 1.5% per annum and accrue until paid.

•
The debentures are convertible at the option of the holder into common stock at the lesser of $0.125 or 50% of the average of the closing bid prices for the three trading days immediately prior to closing.

•	The Company may redeem the outstanding debentures at any time for 135% of the unconverted amount of the debenture plus accrued interest.

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
TWO YEARS ENDED DECEMBER 31, 2007

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

Note 7. Equity Transactions

On November 16, 2007, the Company cancelled 7,920,000 shares of our common stock that was held in escrow for the future conversion of debenture principal.

Note 8. Stock Option

Stock-Based Compensation

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

Stock option activity for the two years ended December 31, 2007 is summarized as follows:

Weighted
Average
	Shares	Exercise Price
Outstanding at December 31, 2005	85,000	$2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-

Outstanding at December 31, 2006	85,000	2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-

Outstanding at December 31, 2007	85,000	$2.80

All options are vested and exercisable

Note 9. Commitments and Contingencies

Rent expense for the year ended December 31, 2007 and 2006 was $101,163 and $240,000 respectively. In June 2007, the Company voluntarily terminated its one year lease agreement with HQ Global services, Inc. to occupy an office in White Plains and a satellite office on Park Ave in New York. Security deposits in the amount of $7,000 were offset by the July and August rents.

In July 2007, the Company began to temporarily rent office space for $5,000 a month, on a month to month basis, from Go West Entertainment for office space located at 533-535 West 27th Street, New York, NY. The occupancy covers approximately 700 square feet of office space which includes overhead cost. Monthly rents are offset by any outstanding royalties due.

As a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. ("SEI") and Irving Bilzinsky ("Bilzinsky"), the Company is obligated to pay Bilzinsky, as sole shareholder of SEI, $175,000 in 18 monthly installments, which commenced on September 24, 2006, of $9,375 for each of the first 8 months and $10,000 for each of the remaining 10 months. As of December 31, 2007 the Company had a balance due to Bilzinsky of $20,000 of which all is current, having paid $37,500 during 2006 and $117,500 during 2007.

Litigation

On December 11, 2007, Francis Vargas, a former cocktail waitress at “Scores West Side” located in New York, NY, filed a civil lawsuit against us and Go West Entertainment, Inc. in the Supreme Court of the State of New York, County of New York, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations.

Note 10. Subsequent Events

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be cancelling its sublicense with EMS effective on or before May 6, 2008.  We were notified that DIF&B would be making final royaltly payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008.  To date, EMS has received only one such $10,000 payment from DIF&B and is exploring its available remedies.  We may not receive all royalties due from EMS with resprect to the Las Vegas club sublicense if EMS is not able to collect all payments due from DIF&B.  The Las Vegas club accounted for 58% and 26% of our total royalty revenues in 2007 and 2006, respectively.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2007

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against us and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York, Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleges that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. We dispute that we violated the federal and state labor laws, and further dispute that the dancers are “employees” subject to the federal and state wage and hour laws. We intend to vigorously contest the claimed liability as well as the violations alleged. We filed a motion to dismiss the complaint, reply papers were submitted on March 14, 2008, and the matter is now under judicial deliberation. At the same time plaintiffs moved for conditional certification of a class of the servers, bartenders and dancers; we opposed that motion and the matter is also under judicial deliberation. Discovery into both the procedural and substantive issues is ongoing.

In February 2007, the City of New York (the “City”) sought to close Scores West claiming that it presented a public nuisance. The City alleged that this nightclub was used for purposes of prostitution; the case was dismissed by the City of New York and no charges were sought against Scores West or us. In February, 2007, the NYSLA began a review of the license held by Scores West and issued an Emergency Summary Order of Suspension of the Scores West liquor license on February 21, 2007. Go West, the owner of Scores West, filed a pleading with the NYSLA on behalf of Scores West and, after a temporary adjournment and a series of hearings in front of an administrative law judge who, on February 4, 2008, sustained all charges against Scores West, a NYSLA hearing was held on March 6, 2008 and the NYSLA revoked the Scores West Liquor license. On March 18, 2008, the Appellate Court granted an interim stay of the liquor license revocation pending a review by the full bench of the Appellate Court. This full bench review has not yet taken place. If Scores West loses its liquor license and closes its business, we would no longer be entitled to receive royalty revenues from that club, which in 2006, amounted to 31% of our royalties. Also, if Scores West were to close, its ability to make payments under an outstanding note issued to us by Scores West would be impaired. The note is currently in default. See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources, and Item 12. Certain Relationships, Related Transactions and Director Independence.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2007

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former directors. We have recently answered a third amended complaint and participated in a Preliminary Conference to establish the discovery schedule.  Depositions are scheduled for May, 2008.  We will vigorously defend ourselves in this litigation and do not expect the outcome will be material.

On December 11, 2006, our affiliated club in North Miami, Florida, SMG Entertainment, Inc. (“SMG”), filed for bankruptcy with the United States Bankruptcy Court for the Southern District of New York. In connection therewith, it terminated its license agreement with EMS whereby it was authorized to use our intellectual property. At the time of its filing, SMG owed us $16,611 for unpaid merchandise, which we subsequently reserved as bad debt.

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

A sentencing hearing has been set for April 17, 2008 by which time Mr. Goldring will have to divest himself of a control ownership position in us.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8(T). CONTROLS AND PROCEDURES

(a) Management’s Annual Report on Internal Control Over Financial Reporting. The management of Scores Holding Company, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our senior management, consisting of Curtis Smith, our acting chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP). Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria. The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company’s CFO and Acting CEO have been the only individual involved in the accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, the Company retained accounting personnel who perform high end monthly accounting services. The CFO and members of the Board examine and approve all cash transactions and make inquiries to variances with respects to our new accounting personnel. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be cancelling its sublicense with EMS effective on or before May 6, 2008.  We were notified that DIF&B would be making final royaltly payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008.  To date, EMS has received only one such $10,000 payment from DIF&B and is exploring its available remedies.  We may not receive all royalties due from EMS with resprect to the Las Vegas club sublicense if EMS is not able to collect all payments due from DIF&B.  The Las Vegas club accounted for 58% and 26% of our total royalty revenues in 2007 and 2006, respectively.

On April 15, 2008, John Neilson resigned as our Vice President and director. His resignation was not the result of any disagreement between him and us.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of March 31, 2008, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Name	Positions Held	Age	Date of Election or Appointment as Director
Curtis Smith	Chief Financial Officer, Acting Chief Executive Officer and Director	39	September 26, 2006
Elda Auerbach	Secretary and Director	44	September 26, 2006
John Neilson*	Vice President and Director	48	June 5, 2007

* Mr. Neilson resigned as our Vice President and director on April 15, 2008.

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

Mr. Smith has served as our Chief Financial Officer (CFO) since September 2006. Mr. Smith has been our Acting Chief Executive Officer since June 2007. Mr. Smith has worked in public accounting for over 10 years and has a background in performing SEC audits and assisting in mergers and acquisitions for many public companies. Prior to serving as our CFO, he served as our controller for a year. He has served many years working with various public accounting firms performing high level audits of many public companies and offers a variety of solid SEC experience within the licensing industry. Mr. Smith earned his Bachelors degree in Science from Syracuse University and has been licensed as a public accountant since 1996.

Elda Auerbach has served as our Secretary since September 2006 and has worked for us in Marketing and Merchandising for over five years. Mrs. Auerbach has held similar positions providing marketing and merchandising services and manages operations at our 333 E. 60th Street licensee club for over ten years. She also has a background in investments after working as a broker assistant for years.

Board of Directors

None of our directors receives any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date. Accordingly, we do not have an audit committee or an audit committee financial expert. Similarly we do not have a nominating committee or a committee performing similar functions. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, during the fiscal year ended December 31, 2007, three of our officers did not file the required reports in a timely manner. None of these persons owns more than 10% of a registered class of our equity securities.

Code of Ethics

Due to the scope of our current operations, as of December 31, 2007, we have not adopted a code of ethics for financial executives, which include our principal executive officer, Chief Financial Officer or persons performing similar functions. Our decision to not adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2007 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2007 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2007 that received annual compensation during the fiscal year ended December 31, 2007 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard K. Goldring	2007	17,333	0	0	0	0	0	0	17,333
Chief Executive Officer (1)	2006	104,000	$31,990	0	0	0	0	0	135,990
Curtis Smith, Acting	2007	120,000	0	0	0	0	0	0	120,000
Chief Executive Officer, Chief Financial Officer (2)	2006	25,000	31,000	0	0	0	0	0	56,000
John Neilson, Vice President (3)	2007	52,000	0	0	0	0	0	0	52,000
Alex Amoriello Chief Executive Officer and Chief Operating Officer (4)	2007	56,462	0	0	0	0	0	0	56,462

(1)	On February 28, 2007, Richard K. Goldring resigned as our President, Chief Executive Officer and Director.

(2)	Curtis Smith became our Chief Financial Officer on September 26, 2006 and Acting Chief Executive Officer on June 25, 2007.

(3)
John Neilson became our Acting President and Chief Executive Officer on June 5, 2007. He resigned from these positions on June 25, 2007 and was appointed Vice President. Mr. Neilson resigned as our Vice President on April 15, 2008.

(4)
Alex Amoriello commenced as our President and Chief Executive Officer on March 1, 2007. He resigned these positions on June 5, 2007 at which time he was appointed our Chief Operating Officer. He resigned from this position on August 31, 2007.

 We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal years ended December 31, 2007 and 2006 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 15, 2008 by

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock,

•	each of our directors,

•	each of our executive officers, and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse. The addresses for our executive officers and directors are c/o Scores Holding Company, Inc., 533-535 West 27th Street, New York, NY 10001.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Richard K. Goldring(2) 5 Fox Chase Drive Watchung, NJ 07060	Common Stock; par value 0.001	76,082,558	(3)	46.1
Elliot Osher 54 Prospect Drive White Plains, NY 10606	Common Stock; par value $0.001	14,552,606		8.8
Estate of William Osher (4) 2955 Shell Road Brooklyn, NY 1224	Common Stock Par value $0.001	14,552,726		8.8
Curtis Smith
Elda Auerbach

All directors and executive officers as a group (2 persons)

(1)	Based upon 165,186,124 shares issued and outstanding as at April 15, 2008.

(2)	On February 28, 2007, Richard K. Goldring resigned as our President, Chief Executive Officer and Director.

(3)	Includes 1,600 shares owned by Irina Goldring, the wife of Richard K. Goldring.

(4)	William Osher passed away in August, 2007.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Richard Goldring currently owns approximately 46% of our common stock. He resigned as our President, Chief Executive Officer and director on February 28, 2007. Elliot Osher currently owns approximately 8.8% of our common stock. The estate of William Osher currently owns approximately 8.8% of our common stock.

Agreements with EMS

EMS is one third owned by each of Richard Goldring, Elliot Osher and Harvey Osher. On March 13, 2003, we entered into the EMS Agreement granting it an exclusive worldwide license to use and license the use of our intellectual property to Scores nightclubs and to sell merchandise from those locations. The term of the EMS Agreement is for 20 years and is renewable for six 5-year periods at the option of EMS. Under the EMS Agreement, EMS was required to pay over to us 100% of royalties received from clubs under common control with us and 50% of royalties received from those not under common control.

On November 13, 2006, we amended and restated the EMS Agreement (the “Restated Agreement”) to add a provision which stated that so long as a shareholder, officer or director of EMS serves at the same time as an officer or director of ours, EMS would pay to us 100% of royalties received from non-affiliated clubs. The Restated Agreement recited that this had always been the intention and practice of the parties. On February 28, 2007, this condition ceased to be fulfilled as Richard Goldring resigned as our President, Chief Executive Officer and Director and, as a result, as of that date our receipt of royalties generated from non-affiliated clubs reverted to the 50% level.

Transactions with 333 East 60th Street, Inc.

333 East 60th Street, Inc., operator of Scores East, is two thirds owned by Richard Goldring and one third owned by Elliot Osher. Both Richard Goldring and Elliot Osher are our stockholders. Richard Goldring was our President, Chief Executive Officer and director until his resignation on February 28, 2007. On October 1, 2003, EMS and 333 East 60th Street, Inc. entered into a sublicense agreement which permitted Scores East to use our tradename in connection with its operations. Royalties earned during 2006 and 2007 as a result of the Scores East sublicense were $549,363 and $0, respectively. Royalties owned to us by EMS relating to the Scores East sublicense as of December 31, 2006 and December 31, 2007 were $1,230,263 and $1,230,263, respectively.

Sublicense Agreement with SMG Entertainment Inc.

Richard Goldring indirectly owns 90% of SMG Entertainment Inc. (“SMG”). On January 3, 2005, EMS and SMG entered into a sublicense agreement which permitted a North Miami nightclub to use the Score tradename in connection with its operations. Royalties payable to EMS were 4.99% of its gross revenues. SMG filed for bankruptcy in the Southern District of New York on December 11, 2006. At such date, EMS owed us $16,661 of sublicensee revenues from SMG, which we wrote off as uncollectible, as of December 31, 2006.

Transactions with Go West Entertainment, Inc. - “Go West”

Two thirds of Go West is owned by Richard Goldring and one third by Elliot Osher.

On March 11, 2002, we entered into an acquisition agreement with Go West whereby it became our wholly owned subsidiary in exchange for common stock paid to its then stockholders, Richard Goldring, William Osher and Elliot Osher. On March 31, 2003, we engaged in a series of transactions designed to reverse this acquisition (the “Unwinding”). We transferred all of the capital stock of Go West to its former shareholders, who returned our stock to us. Immediately thereafter, Richard Goldring and William Osher entered into an agreement with EMS whereby they each exchanged their shares of Go West for shares of EMS (the “EMS Acquisition Agreement”). As a result, EMS owned 66.7% and Elliot Osher owned 33.3% of Go West's outstanding common stock. Richard Goldring and William Osher each owned 50% of EMS's outstanding common stock. On April 7, 2003 the EMS Acquisition Agreement was undone. EMS transferred 2,500,000 shares of Go West to Mr. Richard Goldring and 2,500,000 shares of Go West to Mr. William Osher.

Also, on March 31, 2003, EMS and Go West entered into a sublicense agreement which permitted Scores West, owned by Go West, to use the Scores tradename in connection with Scores West's operations. Royalties payable to EMS were 4.99% of its gross revenues. Royalties earned during 2006 and 2007 were $577,710 and $0, respectively. Royalties owned to us by EMS relating to the Scores West sublicense at December 31, 2006 and December 31, 2007 were $293,946 and $293,946, respectively.

Executive Offices

Beginning July 1, 2004, we leased 2,400 square feet of office space from Go West for our executive offices, paying $20,000 per month and offsetting it against royalties owed. On March 1, 2007, we terminated this lease. In July 2007, we began to lease from Go West, on a temporary, month-to-month basis, approximately 700 square feet of office space located at 533-535 West 27th Street, New York, NY. We pay $5,000 per month, including overhead costs, for this office space. Monthly rents payable to Go West are offset by outstanding royalties that Go West owes us.

Go West Construction Loan

In consideration of payments made by us on behalf of Go West for construction of Scores West, on March 31, 2003, GoWest issued us a five year promissory note for $1,636,264.08 which bears simple interest at 7% and is scheduled for maturity on October 1, 2008. Go West is in default under the Note. As of December 31, 2007, Go West owed us $1,867,310 which includes $355,189 in accrued and unpaid interest. During 2006 and 2007, $104,400 and $0 were paid in principal and interest, respectively. At the time, Go West’s primary asset was a 20-year lease on the building at 533-535 West 27th Street, New York, New York which is where it built its nightclub. It had an option to purchase the lot for $10,000,000 which it has exercised. The Note is secured by Go West’s leasehold interest in the property which we believe is adequate security, despite being subordinate to the underlying mortgage.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” Our current directors are not independent as they also serve as our officers.

ITEM 13. EXHIBITS

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description
2.1	2	Agreement and Plan of Reorganization dated June 22, 1998 between Olympus M.T.M. Corporation and The Internet Advisory Corporation (1)

2.2	10	Reorganization Agreement dated December 30, 1999 between The Internet Advisory Corporation and Richard Goldring (2)

2.3	99	Plan of Reorganization and Disclosure Statement dated November 14, 2001 filed in Bankruptcy Court (3)

2.4	2.1	Acquisition Agreement dated March 11, 2002 among the Registrant Go West Entertainment, Inc., Richard Goldring, William Osher, and Elliott Osher (4)

2.5	2.1	Agreement and Plan of Merger dated August 7, 2002 among HEIR Holding Company, Inc., Scores Acquisition Corp. and the Registrant (5)

2.6	2.1	Acquisition Agreement, dated March 31, 2003 among the Registrant, Go West Entertainment, Inc., Richard Goldring, William Osher, and Elliott Osher (6)

2.7	2.1	Agreement and Plan of Merger, dated August 12, 2004, among the Registrant, SCRH Acquisition Corp. and Aciem Management, Inc (7)

2.8	2.2	Amendment No. 1 to Acquisition Agreement, dated August 12, 2004, among the Registrant, Go West Entertainment, Inc., Richard Goldring, William Osher, and Elliott Osher (7)

10.1		License Agreement between HEIR Holding Company, Inc. and Go West Entertainment, Inc.*

10.2		Amendment to License Agreement dated August 15, 2001*

10.3	10.1	Convertible Debenture Purchase Agreement dated August 7, 2002 between HEIR Holding Company, Inc. and HEM Mutual Assurance Fund, Ltd (8)

10.4	10.1	$1,000,000 Convertible Debenture Issued to HEM Mutual Assurance Fund, Ltd by HEIR Holding Company, Inc. (8)

10.5	10.3	Loan Agreement and Promissory Note dated August 7, 2002 between the Registrant and HEM Mutual Assurance Fund, Ltd (8)

10.6	10.3	Promissory Note dated August 7, 2002 issued to HEM Mutual Assurance Fund, Ltd by the Registrant (8)

Exhibit No.	SEC Report Reference Number	Description
10.7	10.2	Convertible Debenture Purchase Agreement dated August 7, 2002 between the Registrant and HEM Mutual Assurance, LLC (8)

10.8	10.2	Termination Warrant dated August 7, 2002 issued to HEM Mutual Assurance, LLC by the Registrant, dated March 31, 2003 (8)

10.9	10.2	Special Registration Rights Agreement dated August 7, 2002 between the Registrant and HEM Mutual Assurance, LLC (8)

10.10	10.2
Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Documents dated November 14, 2002 among the Registrant, HEM Mutual Assurance Fund, Ltd and HEM Mutual Assurance, LLC. (9)

10.11	10.3	Intellectual Property Assignment Agreement dated July 1, 2002 between the Registrant and Scores Entertainment, Inc. (9)

10.12	10.4	Warrant dated July 1, 2002 to Purchase 70,000 Shares of Common Stock of the Registrant(9)

10.13	10.1
Second Modification of Loan and Convertible Debenture Purchase Agreements and Related Transaction Documents, dated February 25, 2003, among the Registrant, HEM Mutual Assurance Fund, Ltd and HEM Mutual Assurance, LLC.(10)

10.14	10.1	Collateral Loan Agreement dated April 1, 2002 between the Registrant and Interauditing, Srl (11)

10.15	10.18	Advisory Agreement dated March 2003 among Maximum Ventures, Inc., Jackson Steinem, Inc. and the Registrant (12)

10.16	10.1	Employment Agreement dated July 1, 2002 between the Registrant and Richard Goldring (9)

10.17	10.20	Stock Option Agreement dated October 22, 2002 between the Registrant and Richard Goldring (12)

10.18	10.21	Stock Option Agreement dated October 22, 2002 between the Registrant and Elda Auerback (12)

10.19		Promissory Note for $250,000 issued by the Registrant to Arnold Feldman *

10.20	10.1	Secured Promissory Note issued by Go West Entertainment, Inc. to the Registrant (6)

10.21	10.2	Master License Agreement, dated March 31, 2003 between the Registrant and Entertainment Management Services, Inc. (6)

Exhibit No.	SEC Report Reference Number	Description
10.22	10.3	Sublicense Agreement, dated March 31, 2003, between Entertainment Management Services, Inc. and Go West Entertainment, Inc. (6)

10.23	10.4	Employment Agreement, dated March 31, 2003, between the Registrant and Richard Goldring (6)

10.24	10.5	Amendment to Intellectual Property Agreement, dated March 31, 2003, between the Registrant and Scores Entertainment, Inc. (6)

10.25	10.28	Loan Modification Agreement, dated December 16, 2003, between the Registrant and HEM Mutual Assurance Fund Limited (13)

10.26	2.1	Agreement and Plan of Merger, dated August 12, 2004, between the Registrant, SCRH Acquisition Corp. and Aciem Management, Inc. (14)

10.27	10.32	Sublicense Agreement, dated March 31, 2003, between Entertainment Management Services, Inc. and Go West Entertainment, Inc. (15)

10.28	10.28	Sublicense Agreement, dated June 13, 2003, between Entertainment Management Services, Inc. and Stone Park Entertainment (15)

10.29	10.29	Sublicense Agreement, dated February 27, 2004, between Entertainment Management Services, Inc. and Club 2000 Eastern Avenue, Inc. (15)

10.30	10.31	Sublicense Agreement, dated July 27, 2004, between Entertainment Management Services, Inc. and DBD Management, Inc. (15)

10.31	10.30	Sublicense Agreement, dated January 3, 2005, between Entertainment Management Services, Inc. and SMG Entertainment, Inc. (15)

10.32		Sublicense Agreement, dated July 28, 2005, between Entertainment Management Services, Inc. and DDII, LLC. (22)

10.33	10.33	Sublicense Agreement, dated October 27, 2005, between the Registrant and D.I. Food & Beverage of Las Vegas (16)

Exhibit No.	SEC Report Reference Number	Description
10.34	10.34	Sublicense Agreement, dated November 16, 2005, between Entertainment Management Services, Inc. and DDL of Los Angeles LLC (16)

10.35	10.35	Sublicense Agreement, dated November 16, 2005, between Entertainment Management Services, Inc. and Bash Entertainment, LLC (16)

10.36	10.1	Employment Agreement, dated January 1, 2006, between the Registrant and Richard Goldring (17)

10.37	10.1	Recission Agreement, dated September 25, 2006, between the Registrant and Richard Goldring (18)

10.38	10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc. (16)

10.39	10.1	Amended and Restated Master License Agreement, dated November 13, 2006, between the Registrant and Entertainment Services, Inc. (19)

10.40	10.1	Employment Agreement, dated March 1, 2007, with Alex Amoriello (20)

10.41	10.41	Lease, dated March 6, 2007, between the Registrant and HQ Global Work Places (16)

10.42	10.42	Sublicense Agreement, dated April 2, 2007, between Entertainment Management Services, Inc. and Silver Bourbon, Inc. (16)

10.43	10.43	Amendment to Employment Agreement, dated May 7, 2007, between the Registrant and Alex Amoriello (16)

16	16.1	Letter, dated February 28, 2005, from Radin, Glass &Co., LLP (21)

21	21	Subsidiaries - As of March 31, 2008, we had one subsidiary: Scores Licensing Corp.

31.1		Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer**

31.2		Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer (23)

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (24)

* previously filed.
** filed herewith.

(1)
Filed with the Securities and Exchange Commission on July 2, 1998 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated June 22, 1998, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on January 18, 2000 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated December 30, 1999, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on November 29, 2001 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated November 14, 2001, which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission on March 27, 2002 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 11, 2002, which exhibit is incorporated herein by reference.

(5)
Filed with the Securities and Exchange Commission on August 28, 2002 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 13, 2002, which exhibit is incorporated herein by reference.

(6)
Filed with the Securities and Exchange Commission on April 16, 2003 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 31, 2003, which exhibit is incorporated herein by reference.

(7)
Filed with the Securities and Exchange Commission on August 25, 2004 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 12, 2004, which exhibit is incorporated herein by reference.

(8)
Filed with the Securities and Exchange Commission on August 28, 2002 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 13, 2002, which exhibit is incorporated herein by reference.

(9)
Filed with the Securities and Exchange Commission on November 20, 2002 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, which exhibit is incorporated herein by reference.

(10)
Filed with the Securities and Exchange Commission on March 11, 2003 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 25, 2003, which exhibit is incorporated herein by reference.

(11)
Filed with the Securities and Exchange Commission on April 15, 2002 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001, which exhibit is incorporated herein by reference.

(12)
Filed with the Securities and Exchange Commission on April 23, 2003 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

(13)
Filed with the Securities and Exchange Commission on March 30, 2004 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, which exhibit is incorporated herein by reference.

(14)
Filed with the Securities and Exchange Commission on August 25, 2004 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 12, 2004, which exhibit is incorporated herein by reference.

(15)
Filed with the Securities and Exchange Commission on April 15, 2005 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, which exhibit is incorporated herein by reference.

(16)
Filed with the Securities and Exchange Commission on May 17, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.

(17)
Filed with the Securities and Exchange Commission on September 13, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 12, 2006, which exhibit is incorporated herein by reference.

(18)
Filed with the Securities and Exchange Commission on September 28, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 25, 2006, which exhibit is incorporated herein by reference.

(19)
Filed with the Securities and Exchange Commission on November 15, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, which exhibit is incorporated herein by reference.

(20)
Filed with the Securities and Exchange Commission on March 8, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 28, 2007, which exhibit is incorporated herein by reference.

(21)
Filed with the Securities and Exchange Commission on February 28, 2005 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 28, 2005, which exhibit is incorporated herein by reference.

(22)
Filed with the Securities and Exchange Commission on May 17, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.

(23)	Included in Exhibit 31.1.

(24)	Included in Exhibit 32.1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2007 and 2006 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006
Audit fees (1)	$25,000	$34,000
Audit-related fees (2)	15,000	25,000
Tax fees (3)	4,000	4,000
All other fees (4)
Total fees	$44,000	$63,000

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Exchange prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008

SCORES HOLDING COMPANY, INC.

By:	/s/ Curtis R. Smith
Curtis R. Smith
Acting Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Curtis R. Smith Curtis R. Smith	Acting Chief Executive Officer, Chief Financial and Accounting Officer	April 15, 2008

/s/ Elda Auerbach Elda Auerbach	Director	April 15, 2008