Form 10-Q
period 2008-03-31
SCORES HOLDING CO INC
filed 2008-05-20
CIK 831489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ྑ	Accelerated filer ྑ	Non-accelerated filer ྑ	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes No

As of May 16, 2008 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Management’s Discussion and Analysis”. You should carefully review the risks described in the documents we file from time to time with the Securities and Exchange Commission (the “SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and
December 31, 2007	5

Consolidated Statements of Operations for the three months
Ended March 31, 2008 and March 31, 2007 (Unaudited)	6

Consolidated Statements of Cash Flows for the three months
ended March 31, 2008 and March 31, 2007 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$173	$173
Licensee receivable - including affiliates - net	45,758	25,217
Prepaid expenses	1,123	1,123
Inventory	20,700	20,700

Total current Assets	67,754	47,213

INTANGIBLE ASSETS, NET	206,020	220,950
	$273,774	$268,163

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$98,151	$126,965
Related party payable	15,800	15,800
Notes payable - Current	12,000	20,000
Due to EMS - Related party	62,601	44,978
Total Current Liabilities	188,552	207,743

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, -0- issued and outstanding	--	--
Common stock, $.001 par value; 500,000,000 shares authorized,
165,186,124 and 165,186,124 issued and outstanding,
respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,078,081)	(6,102,883)
Total stockholder's equity	85,222	60,420
	$273,774	$268,163

See Notes to the Consolidated Financial Statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

REVENUES
Royalty	$88,377	$154,204
Merchandise	2,946	9,959
Public relations	--	3,000
Total	91,323	167,163

COST OF MERCHANDISE SOLD	718	8,192

GROSS PROFIT	90,605	158,971

GENERAL AND ADMINISTRATIVE EXPENSES	65,804	242,129
NET INCOME (LOSS) FROM OPERATIONS	24,801	(83,158)

NET INCOME (LOSS) BEFORE INCOME TAXES	24,801	(83,158)

PROVISION FOR INCOME TAXES	--	--
NET INCOME (LOSS)	$24,801	$(83,158)

NET INCOME (LOSS) PER SHARE -
Basic and Diluted	$0.00	$0.00

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - Basic and diluted	165,186,124	165,186,124

See Notes to the Consolidated Financial Statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (LOSS)	$24,801	$(83,158)

Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Amortization	14,930	14,930
Royalty receivable	(20,541)	(32,163)
Prepaid expenses	--	33,327
Inventory	--	461
Security Deposits	--	(7,000)
Due to EMS	17,623	--
Accounts payable and accrued expenses	(28,813)	(71,338)

NET CASH (USED IN) OPERATING ACTIVITIES	(8,000)	(144,941)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH PROVIDED BY INVESTING ACTIVITIES	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party payable	--	5,632
Repayment of notes payable	(8,000)	(28,125)
NET CASH (USED IN) FINANCING ACTIVITIES	(8,000)	(22,493)

NET (DECREASE) IN CASH	--	(167,434)

CASH, beginning of the period	173	231,332

CASH, end of the period	$173	$63,898

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	--	--
Cash paid for income taxes	$8,953	$--

See Notes to the Consolidated Financial Statements

SCORES HOLDING COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation and (the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Concentration of Credit Risk

During the first quarter 2008, the Company earned royalties and merchandise revenues from sub-licensees of which, five (Chicago, Las Vegas, Baltimore, AYA and New Orleans) are unrelated to former management of the Company. For the three months ended March 31, 2008, royalties earned from these unrelated licensees amounted to $88,377 of which $45,758 is due and outstanding as of March 31, 2008.

At December 31, 2007, Scores East owed us $1,230,263 in unpaid royalties and Scores West owed $293,946. Scores West also borrowed $1,636,264 from the company, issuing a 7% promissory note which is in default. At March 31, 2008, $1,867,310 (including $355,189 of accrued interest) remained due under the loan. Scores West filed for bankruptcy on April 18, 2008 and the club is currently closed.

A reserve for the entire $1,524,602 and $1,867,310 was provided for due to both the unstable financial conditions, bankruptcy, and government nuisance matters relating to both Scores East and Scores West. In addition, any future cash received from these affiliates will result to a reversal of bad debt expense in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured by management, the Company intends to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates. The Company has also made plans to examine the books and records of these affiliates.

During the current period 2008, the Company, for reporting purposes did not report revenues from affiliates due to provisions made on these royalties during the 2006 period.

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

FASB 161 - Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Note 3 - Related party Receivable

Go West Entertainment, Inc.

Since 2007, the Company has had a temporary month to month occupancy with Go West Entertainment, Inc., “Go West”. The former President, Chief Executive Officer and Director of the Company is also one of the two shareholders of Go West. The other shareholder of Go West is a former Secretary and Director of the Company.  The Company issues Go West a credit towards its outstanding royalty balance for its rent.

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

Pursuant to the Master License, the Company was obligated to remit 50% (percent) of cash collected from non affiliates to EMS. The Company retained approximately $44,978 and $17,623 of cash collected from Scores Chicago to help cover minor shortfalls in cash flow during the December 31, 2007 and March 31, 2008 periods. We believe EMS, which commonly owns Scores East and Scores West, will elect to have the balance due applied to either the Scores East or Scores West outstanding royalties balances owed to the Company..

The Company received $22,501 in payments from Go West which was reversed from bad debt expense, and received no payments from Scores East during the period ending March 31, 2008.

Included in royalty receivable are $1,230,263 and $256,051 due from Scores East and West, which both are partially owned and operated by a former President and Chief Executive Officer of the Company. Such receivables from Scores West and Scores East have been fully reserved. Any future cash received from these affiliates will result to a reversal of bad debt in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured by management, the Company will continue to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates. The Company has also made plans to examine the books and records of these affiliates.

Note 4 - Sub-licensees

We received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008.  We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008.  To date, EMS has received only one such $10,000 payment from DIF&B and is exploring its available remedies.  We may not receive all royalties due from EMS with respect to the Las Vegas club sublicense if EMS is not able to collect all payments due from DIF&B.  The Las Vegas club accounted for 61% and 58% of our total royalty revenues in 2008 and 2007, respectively.

Note 5 - Commitments and Contingencies

As a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. (“SEI”) and Irving Bilzinsky (“Bilzinsky”) the Company is obligated to pay Bilzinsky, as sole shareholder of SEI, $175,000 in 18 monthly installments, which commenced on September 24, 2006, of $9,375 for each of the first 8 months and $10,000 for each of the remaining 10 months. This amount is included in notes payable. The note is currently in default.

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

In February 2007, the City of New York (the “City”) sought to close Scores West claiming that it presented a public nuisance. The City alleged that this nightclub was used for purposes of prostitution; the case was dismissed by the City of New York and no charges were sought against Scores West or us. In February, 2007, the New York State Liquor Authority (the “NYSLA”) began a review of the license held by Scores West and issued an Emergency Summary Order of Suspension of the Scores West liquor license on February 21, 2007. Go West, the owner of Scores West, filed a pleading with the NYSLA on behalf of Scores West. After a temporary adjournment and a series of hearings in front of an administrative law judge, on February 4, 2008, this judge sustained all charges against Scores West. A NYSLA hearing was held on March 6, 2008 and the NYSLA revoked the Scores West Liquor license. On March 18, 2008, the New York State Appellate Division, First Department (the “Appellate Court”) granted an interim stay of the liquor license revocation pending a review by the full bench of the Appellate Court. On April 15, 2008 the Appellate Court decided to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. Go West has filed with the Appellate Court for a reconsideration of its decision, which was also denied. As a result of this outcome, Scores West has closed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We are now in the business of sublicensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States through our affiliate by common ownership, Entertainment Management Services, Inc., an entity owned by two of our former directors and employees ("EMS"), to whom we have given an exclusive, worldwide license to the “Scores” trademarks and the other related intellectual property. Pursuant to our license with EMS, which has been amended and restated (the “EMS Agreement”), we granted to EMS the right to sublicense the Scores trade name to nightclubs. These clubs feature topless female entertainers together with opportunities for watching sporting events, celebrating business transactions and private parties. There are four such clubs currently operating, one in New York City, and one in each of Baltimore, Chicago and New Orleans. Two additional clubs, in Los Angeles and Philadelphia, have signed licensing agreements with EMS but have not yet begun operations.

We are affiliated through common ownership with two nightclubs in New York, New York (“Scores East” and “Scores West”) which are owned, respectively, by 333 East 60th Street, Inc. (“333 East”), and Go West Entertainment, Inc. (“Go West”). Through EMS, we have sublicense agreements with each of these clubs pursuant to which they use the Scores intellectual property. Throughout this report, we refer to the New York clubs as our affiliated clubs. All other clubs are referred to as non-affiliated clubs or as sublicensees, a term that may include the affiliated clubs when the context requires. Due to the revocation of its liquor license by the NYSLA (defined below), Scores West is currently closed. See Part II, Item 1 - Legal Proceedings below, for a further discussion of this matter.

Three months ended March 31, 2008 (the “2008 period”) compared to the three months ended March 31, 2007 (the “2007 period”).

Results of Operations:

Cash:

At March 31, 2008, we had $173 in cash and cash equivalents compared to $63,898 in cash and cash equivalents at March 31, 2007.

Revenues:

Revenues decreased forty five percent (45%) to $ 91,946 for the 2008 period from $167,163 for the 2007 period. This decrease was attributable primarily to the following factors: In prior years, we retained 100 percent of all royalty revenues generated by all sublicensees; however, beginning with the first quarter of 2007, fifty percent (50%) of royalty revenues generated by non-affiliate clubs, approximately $86,244 for the 2008 period, were retained by EMS pursuant to the terms of EMS Agreement. During the 2008 period, we recorded no royalty revenue from our affiliated clubs (see Bad Debt Expense below). Royalty revenues for the 2008 period for the non-affiliate clubs in Las Vegas, Chicago, Baltimore and New Orleans accounted for 61%, 15%, 15% and less than 7%, respectively. The Los Angeles club has not begun operations due to its inability to obtain a liquor license and the Philadelphia club has not begun operations due to zoning issues which have not yet been resolved.

In early March 2008, we received notice that D.I. Food and Beverage of Las Vegas (“DIF&B”), owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008.  We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008.  To date, EMS has received only one such $10,000 payment from DIF&B and is exploring its available remedies.  We may not receive all royalties due from EMS with respect to the Las Vegas club sublicense if EMS is not able to collect all payments due from DIF&B.  The Las Vegas club accounted for 61% and 58% of our total royalty revenues in 2008 period and the 2007 period, respectively.

Merchandise revenues decreased during the 2008 period to $2,946 from $9,959 during the 2007 period. This decrease was primarily due to increases in our shipping costs and our sublicensees purchasing our branded products from local manufacturers at lower cost to them. In addition, merchandise sales to Scores East and Scores West decreased during the 2008 period as well.

On January 24, 2006, we licensed AYA International, Inc. (“AYA”) the right to use our trademarks in connection with its online video chat website, “Scoreslive.com”. In January 2007, AYA’s website began operations and, for the 2008 period, generated gross revenues of more than $5,000 per month resulting in minimal royalties to us. We believe that the Scoreslive.com website is still developmental will continue to generate minimal revenues for us for 2008.

We recognize revenues as they are earned, not as they are collected.

Bad Debt Expense:

During the fourth quarter 2006, the Company made significant provisions for bad debts in the amount of $3,391,126 applicable to amounts owed us by the respective owners of Scores East and Scores West. As of March 31, 2008, Scores East and Scores West owed us (indirectly, through EMS) $1,230,263 and $256,051, respectively, in accrued and unpaid royalties. The owners of both of these affiliated clubs have informed us that their ability to make payments on the amounts owed is impaired due to increased legal costs incurred during investigations by the City (defined below) and the NYSLA, together with revenue shortfalls. Due to the revocation of its liquor license by the NYSLA, Scores West is currently closed and has filed for Chapter 11 bankruptcy. We have concluded that if Go West’s continuing appeal efforts fail to reverse the NYSLA revocation of the Scores West liquor license, we will not be able to collect from Scores West any of the royalties currently owed to us. Additionally, Scores East’s ability to pay us royalties would be negatively impacted if the NYSLA is successful in its proceedings begun May 2, 2008 to revoke that club’s liquor license due to the common ownership of both of these clubs. See Part II, Item 1 - Legal Proceedings below, for a further discussion of this matter.

In connection with Go West’s construction of Scores West, we loaned Go West $1,636,264 in exchange for a promissory note from Go West (the “Note”). The Note has not been repaid. As of March 31, 2008, $1,867,310 (including accrued interest) remained due under the Note. As of March 31, 2008, we reserved $1,867,310 of this amount as a bad debt expense and for the 2008 period, we have forgone interest on the Note.

Any cash received from these clubs (Scores East and Scores West) is applied as a reversal of the bad debt expense when received. For the 2008 period, we were not able to reverse any of this bad debt expense because we did not collect any cash on revenues from Scores West or Scores East during this period. Also, we did not collect any cash on the Note during the 2008 period. We have temporarily suspended the recognition of royalties due from Scores West and Scores East and interest earned on the Note until financial stability of these clubs can be reasonably assured.

Currently, we are undertaking an examination of the books and records of Scores West and Scores East to assist us in measuring our ability to collect on all outstanding royalties due and on the Note.

General and Administrative Expenses:

General and administrative expenses decreased during the 2008 period to $65,804 from $242,129 during the 2007 period. Because 50 percent of our 2008 period revenues (approximately $86,244) were retained by EMS as a result of changes in conditions under the EMS Agreement, we reduced our rent, salaries, legal and business development costs by approximately $94,600 in the 2008 period from the 2007 period. This figure represents a 2008 period shift away from administrative expenses as we continued our efforts to reach alterative markets.

Provision For Income Taxes:

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses for the 2008 period.

Net Income (Loss):

Net income was $24,801 or $0.00 per share for the 2008 period compared to a net loss of $(83,158) or $(0.00) per share for the 2007 period. This increase for the 2008 period is a result of administrative cost reductions made by the Company (rent, salaries, legal and business development) of approximately $94,600. The Company instituted these reductions as a result of the retention by EMS in accordance with the EMS Agreement of fifty percent (50%) of the royalties from our non-affiliated clubs (approximately $86,244 in the 2008 period).

Net income per share data for both the 2008 and 2007 periods is based on net income available to common shareholders divided by the weighted average of the common shares.

Liquidity and Capital Resources:

On February 28, 2007, our then President, Chief Executive Officer and Director, Richard Goldring resigned from each of those positions, and terminated his employment with us under an employment agreement, dated April 16, 2003. The terms of such agreement provided that if Mr. Goldring terminated his employment without cause (which he did), we would become obligated to pay him $1 million. We had $173 in cash available at March 31, 2008. Given our lack of available cash to make such payment, we are currently negotiating with Mr. Goldring regarding the terms of our payment to him.

In 2006, we reserved a bad debt expense of approximately $3.4 million in recognition of the impaired ability of Go West and 333 East 60th Street, Inc. to pay royalties due us with respect to the Scores West and Scores East clubs, and Go West's impaired ability to make payments under the Note. See Part I, Item 2 - Bad Debt Expense.

Scores West accounted for 0% of our royalty revenue during both the 2008 period and the 2007 period. In March 2008, the NYSLA revoked the Scores West liquor license and the Appellate Court has not extended its interim stay of that revocation. (See Part II, Item 1 - Legal Proceedings.) As of March 31, 2008, Scores West owed us $256,051 in unpaid royalties. If Scores West loses its liquor license permanently, most likely, it would not be able to pay us any royalty income.

In connection with our divestiture of stock of Go West, we loaned Go West $1,636,264 in return for the Note secured by Go West’s leasehold interest on a building at 533-535 West 27th Street, New York, New York. The Note bears interest at 7% and is scheduled for maturity on October 1, 2008. Go West is currently in default under the Note, and as at March 31, 2008 owed us $1,867,310 which includes accrued interest of $355,189. We did not receive any interest payments on the Note during the 2008 period. If Scores West were to be closed, its ability to make payments under the Note would be severely impaired.

Our other affiliated club, Scores East, accounted for 0% of our royalty revenue in both the 2008 period and the 2007 period. At March 31, 2008, Scores East owed us $1,230,263 in royalties. We did not receive any royalty payments from Scores East in the 2008 period. If Scores West loses its liquor license permanently, most likely, due to common ownership of these two clubs, Scores East would not be able to pay us any royalty income.

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of March 31, 2008 we had an accumulated deficit of $(6,078,081). As of March 31, 2008, we had total current assets of $67,754 and total current liabilities of $188,552 or negative working capital of $(120,798). As of March 31, 2007, we had total current assets of $225,479 and total current liabilities of $164,529 or working capital of $60,950. The decrease in the amount of our working capital was primarily attributable to our inability to collect on the outstanding receivables due from our Score East and Scores West affiliates due to the City proceedings and the pending NYSLA matters with Scores West and Scores East. Due to the revocation of its liquor license by the NYSLA, Scores West is currently closed. If Go West’s continuing appeal efforts fail to reverse the NYSLA revocation of the Scores West liquor license and, if the Score East license is revoked as a result of the NYSLA’s proceedings against Scores East due to the common ownership of both of these clubs, operations at Scores East will, most likely, terminate as well and cash from these clubs to extinguish the receivables balance will not be available for payment to us. Given our lack of cash, we were able to control our outstanding debt during the 2008 period by continuing to maintain significant reductions in our administrative costs.

We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash, which would require us to seek financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our adult entertainment trademark licensing business.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our Chief Executive Officer and our Treasurer who serves as our principal financial and accounting officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Treasurer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

•          to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

•          to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our Treasurer, to allow timely decisions regarding required disclosure.

During the analysis of our internal controls at December 31, 2007 in connection with our implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we identified a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Our analysis identified control deficiencies related to our recordation of inventory, accounts payable, notes payable/debentures, prepaid expenses and unique or one time or first time transactions. While we have taken certain remedial steps during the three months ended March 31, 2008 to correct these control deficiencies, we have an inadequate number personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the Supreme Court of the State of New York, County of New York, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery.

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against us and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York (the “Court”), Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleges that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. We dispute that we violated the federal and state labor laws, and further dispute that the dancers are “employees” subject to the federal and state wage and hour laws. We intend to vigorously contest the claimed liability as well as the violations alleged.

On April 18, 2008, co-defendant Go West filed for bankruptcy.

On behalf of ourselves and the other defendants we filed a motion to dismiss that portion of the Complaint as asserted State law class action allegations; we also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; we opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004. The case is stayed as against Go West pursuant to the bankruptcy law. The Court directed that notice be sent to all potential class members. Discovery into both the procedural and substantive issues is ongoing.

In February 2007, the City of New York (the “City”) sought to close Scores West claiming that it presented a public nuisance. The City alleged that this nightclub was used for purposes of prostitution; the case was dismissed by the City of New York and no charges were sought against Scores West or us. In February, 2007, the New York State Liquor Authority (the “NYSLA”) began a review of the license held by Scores West and issued an Emergency Summary Order of Suspension of the Scores West liquor license on February 21, 2007. Go West, the owner of Scores West, filed a pleading with the NYSLA on behalf of Scores West. After a temporary adjournment and a series of hearings in front of an administrative law judge, on February 4, 2008, this judge sustained all charges against Scores West. A NYSLA hearing was held on March 6, 2008 and the NYSLA revoked the Scores West Liquor license. On March 18, 2008, the New York State Appellate Division, First Department (the “Appellate Court”) granted an interim stay of the liquor license revocation pending a review by the full bench of the Appellate Court. On April 15, 2008 the Appellate Court decided to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. Go West has filed with the Appellate Court for a reconsideration of its decision, which was also denied. As a result of this outcome, Scores West has closed. Regardless, Go West will continue to appeal the NYSLA's revocation of the Scores West liquor license.

On April 18, 2008, Go West filed a voluntary petition for bankruptcy with the U.S. Bankruptcy Court, Southern District of New York, under Chapter 11 of the U.S. Bankruptcy Code. This filing followed a decision the April 15, 2008 Appellate Court decision to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. If Scores West permanently loses its liquor license and closes its business, we would no longer be able to receive royalty revenues from that club, which in 2006, amounted to 31% of our royalties. (We did not receive any revenue from Scores West in 2007.) Also, if Scores West were to close, the ability of Go West to make payments under the Note would be severely impaired. The Note is currently in default. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bad Debt Expense.

On May 2, 2008, the NYSLA gave notice of its pleading to 333 East, the owner of Scores East, in connection with its proceeding to cancel or revoke the liquor license of Scores East, based on its revocation of the Scores West liquor license. (Scores West and Scores East are related by common ownership.) 333 East will defend its right to maintain the Scores East liquor license. If Scores East loses its liquor license and closes its business, we would no longer be able to receive royalty revenues from that club, which in 2006, amounted to28% of our royalties. (We did not receive any revenue from Scores East in 2007.)

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. We have recently answered a third amended complaint and participated in a Preliminary Conference to establish the discovery schedule.  Examinations before trial are scheduled for June 2008.  We will vigorously defend ourselves in this litigation and do not expect the outcome will be material.

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

A sentencing hearing has been set for June 9, 2008 by which time Mr. Goldring will have to divest himself of a control ownership position in us.

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

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

ITEM 5. OTHER INFORMATION

Pursuant to a plea agreement between Richard Goldring and the District Attorney of the County of New York, the District Attorney has extended the deadline for Mr. Goldring to divest himself of a control ownership position in us until June 9, 2008. If Mr. Goldring were to attempt to sell his ownership position on the open market, it could depress the market price of our common stock.

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be cancelling its sublicense with EMS effective on or before May 6, 2008.  We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008.  To date, EMS has received only one such $10,000 payment from DIF&B and is exploring its available remedies.  We may not receive all royalties due from EMS with respect to the Las Vegas club sublicense if EMS is not able to collect all payments due from DIF&B.

ITEM 6. EXHIBITS

(a)  Exhibits.

Exhibit No.	Description
31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Principal Financial Officer
32.1/32.2	Rule 1350 Certification of Chief Executive and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Dated: May 20, 2008	By:	/s/ Curtis Smith
Curtis Smith
Principal Executive Officer