Form 10-Q
period 2008-06-30
SCORES HOLDING CO INC
filed 2008-08-19
CIK 831489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☐ No ☒

As of August 15, 2008 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.
JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4T	Controls and Procedures	21

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 6.	Exhibits	25

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You should carefully review the risks described in the documents we file from time to time with the Securities and Exchange Commission (the “SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and
December 31, 2007	5

Consolidated Statements of Operations for the three and six months
ended June 30, 2008 and June 30, 2007 (Unaudited)	6

Consolidated Statements of Cash Flows for the six months
ended June 30, 2008 and June 30, 2007 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$173	$173
Licensee receivable - including affiliates - net	16,612	25,217
Prepaid expenses and other	—	1,123
Inventory	20,700	20,700

Total current Assets	37,485	47,213

INTANGIBLE ASSETS, NET	191,090	220,950

	$228,575	$268,163

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$107,644	$126,965
Related party payable	15,800	15,800
Notes payable - Current	—	20,000
Due to EMS - related party	97,290	44,978

Total Current Liabilities	220,734	207,743

COMMITMENTS & CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 and 165,186,124 issued and outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,155,462)	(6,102,883)

Total stockholder's equity	7,841	60,420

	$228,575	$268,163

See Notes to the Consolidated Financial Statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Royalty	$123,456	$255,123	$35,079	$100,919
Merchandise	3,428	12,525	482	2,567
Public relations	—	6,000	—	3,000

Total	126,884	273,648	35,561	106,486

COST OF MERCHANDISE SOLD	1,090	9,840	373	1,648

GROSS PROFIT	125,794	263,808	35,188	104,838

GENERAL AND ADMINISTRATIVE EXPENSES	174,748	480,236	108,944	238,107

NET (LOSS) FROM OPERATIONS	(48,954)	(216,428)	(73,756)	(133,269)

NET (LOSS) BEFORE INCOME TAXES	(48,954)	(216,428)	(73,756)	(133,269)

PROVISION FOR INCOME TAXES	3,625	—	3,625	—

NET (LOSS)	$(52,579)	$(216,428)	$(77,380)	$(133,269)

NET (LOSS) PER SHARE -
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - Basic and diluted	165,186,124	165,186,124	165,186,124	165,186,124

See Notes to the Consolidated Financial Statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(52,579)	$(216,428)

Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation & Amortization	29,860	29,861
Royalty receivable	8,605	8,980
Prepaid expenses	1,123	67,849
Inventory	—	461
Security deposits	—	(7,000)
Due to EMS	52,313	—
Accounts payable and accrued expenses	(19,322)	(74,207)

NET CASH (USED IN) OPERATING ACTIVITIES	20,000	(190,484)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party payable	—	6,200
Repayment of notes payable	(20,000)	(46,875)

NET CASH (USED IN) FINANCING ACTIVITIES	(20,000)	(40,675)

NET INCREASE (DECREASE) IN CASH	—	(231,159)

CASH, beginning of the period	173	231,332

CASH, end of the period	$173	$173

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—
Cash paid for income taxes	3,625	—
Non cash financing activities:
None

See Notes to the Consolidated Financial Statements

SCORES HOLDING COMPANY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation (the "Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Concentration of Credit Risk

During the second quarter 2008 (the “current 2008 period”), the Company earned royalties and merchandise revenues from sub-licensees of which, five (Chicago, Las Vegas, Baltimore, AYA and New Orleans) are unrelated to former management of the Company. For the three months ended June 30, 2008, royalties earned from these unrelated licensees amounted to $35,079 of which $16,612 is due and outstanding as of June 30, 2008.

At December 31, 2007, Scores East owed us $1,230,263 in unpaid royalties and Scores West owed us $293,946. Scores West also borrowed $1,636,264 from the company, issuing a 7% promissory note which is in default. At June 30, 2008, $1,867,310 (including $355,189 of accrued interest) remained due under the loan. Scores West had its liquor license revoked by the State Liquor Authority and subsequently filed for bankruptcy on April 18, 2008. Scores West discontinued operations on April 22, 2008 and is currently closed.

A reserve for the entire $1,524,602 and $1,867,310 was provided for due to the unstable financial conditions, bankruptcy, and government nuisance matters relating to Scores West and the NYSLA matter relating to Scores East. In addition, any future cash received from these affiliates will result to a reversal of bad debt expense in the period collected. Also, until financial stability and collection of these receivables can be reasonably assured by management, the Company has suspended, for book purposes, all future recognition of royalties and interest income due by these affiliates. The Company is currently conducting an examination of the books and records of these affiliates.

During the current period 2008, the Company, for reporting purposes did not report revenues from affiliates due to provisions made on these royalties in the 2006 period.

New Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company, hence the adoption of these new accounting pronouncements once effective is not expected to have any impact on the Company.

Note 3 - Related party Receivable

Go West Entertainment, Inc.

Since 2007, the Company has had a temporary month to month occupancy with Go West Entertainment, Inc., “Go West”. The former President, Chief Executive Officer and Director of the Company is also one of the two shareholders of Go West. The other shareholder of Go West is a former Secretary and Director of the Company. The Company issues Go West a monthly credit of approximately $5,000 towards its outstanding royalty balance for its rent.

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

Under the Master License, EMS is required to pay the Company 100% (one hundred) percent of all royalties earned and received from clubs that are under common ownership with us (affiliates) and 50% (fifty) percent of royalties earned and received from those clubs which are not (non affiliates). Although the Master License requires that EMS charge a royalty fee equal to 4.99% of a sub-licensee’s gross revenues, the Company has agreed, however, that in certain situations, EMS can execute an agreement that may be less restrictive than the 4.99% minimum.

Pursuant to the Master License, the EMS is obligated to remit 50% (percent) of all cash collected from non affiliates to the Company. The Company owed approximately $44,978 and $97,290 to EMS to help cover minor shortfalls in cash flow during the December 31, 2007 and June 30, 2008 periods. We believe EMS, which is affiliated by common ownership with Scores East and Scores West, will elect to have the amounts owed applied to either the Scores East or Scores West outstanding royalty balance owed to the Company.

The Company applied $22,534 ($7,534 in cash and $15,000 in credit towards rent) to the Go West receivable which was reversed from bad debt expense, and received $7,288 in cash from Scores East during the quarter ending June 30, 2008.

At June 30, 2008, included in net royalty receivable are $1,222,975 and $231,818 due from Scores East and West, which both are partially owned and operated by a former President and Chief Executive Officer and another former officer of the Company. Such receivables from Scores West and Scores East have been fully reserved. Any future cash received from these affiliates will result to a reversal of bad debt in the period collected. Also, unless financial stability and collection of these receivables can be reasonably assured by management, the Company will continue to suspend, for book purposes, all future recognition of royalties and interest income due by these affiliates. The Company is currently conducting an examination of the books and records of these affiliates.

Note 4 - Sub-licensees

We received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. To date, EMS has received only one such $10,000 payment from DIF&B and is pursuing its available remedies. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the courts in Nevada on July 23, 2008. DIF&B is required to file an answer by August 23, 2008. The complaint filed by EMS claims breach of contract and seeks damages in the amount of $150,000. We may not receive all royalties due from EMS with respect to the Las Vegas club sublicense if EMS is not able to collect all payments due from DIF&B. The Las Vegas club accounted for 0% and 59% of our total royalty revenues in the second quarter of 2008 and 2007, respectively.

During the current period 2008, the Company, for reporting purposes did not report revenues from our Las Vegas sub licensee.

Note 5 - Commitments and Contingencies

As a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. (“SEI”) and Irving Bilzinsky (“Bilzinsky”) the Company is obligated to pay Bilzinsky, as sole shareholder of SEI, $175,000 in 18 monthly installments, which commenced on September 24, 2006, of $9,375 for each of the first 8 months and $10,000 for each of the remaining 10 months. This amount is included in notes payable. As of June 30, 2008, the note has been fully paid.

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. As of August 15, 2008, the Las Vegas club is still operating but EMS has received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the courts in Nevada on July 23, 2008. DIF&B is required to file an answer by August 23, 2008. The complaint filed by EMS claims breach of contract and seeks damages in the amount of $150,000.

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the Supreme Court of the State of New York, County of New York, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case is currently stayed.

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

On April 18, 2008, co-defendant Go West filed for bankruptcy.

On behalf of ourselves and the other defendants we filed a motion to dismiss that portion of the Complaint as asserted State law class action allegations; we also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; we opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004. The case is stayed as against Go West pursuant to the bankruptcy law. The Court directed that notice be sent to all potential class members. On May 29, 2008, we filed an answer to plaintiffs’ second amended complaint. Discovery into both the procedural and substantive issues is ongoing, with a deadline of December 31, 2008 for all remaining discovery.

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. We have recently answered a third amended complaint and participated in a Preliminary Conference to establish the discovery schedule. Examinations before trial of the plaintiff have been completed and have been scheduled for the defendants and must be completed by September 28, 2008. We will vigorously defend ourselves in this litigation and do not expect the outcome will be material.

In February 2007, the City of New York (the “City”) sought to close Scores West claiming that it presented a public nuisance. The City alleged that this nightclub was used for purposes of prostitution; the case was dismissed by the City of New York and no charges were sought against Scores West or us. In February, 2007, the New York State Liquor Authority (the “NYSLA”) began a review of the license held by Scores West and issued an Emergency Summary Order of Suspension of the Scores West liquor license on February 21, 2007. Go West, the owner of Scores West, filed a pleading with the NYSLA on behalf of Scores West. After a temporary adjournment and a series of hearings in front of an administrative law judge, on February 4, 2008, this judge sustained all charges against Scores West. A NYSLA hearing was held on March 6, 2008 and the NYSLA revoked the Scores West Liquor license. On March 18, 2008, the New York State Appellate Division, First Department (the “Appellate Court”) granted an interim stay of the liquor license revocation pending a review by the full bench of the Appellate Court. On April 15, 2008 the Appellate Court decided to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. Go West filed with the Appellate Court for a reconsideration of its decision, which was denied. As a result of this outcome, Scores West has closed. The Appellate Court has decided to hear this case on the merits and oral arguments will be presented on September 3, 2008.

On May 2, 2008, the NYSLA gave notice of its pleading to 333 East, the owner of Scores East, in connection with its proceeding to cancel or revoke the liquor license of Scores East, based on its revocation of the Scores West liquor license. (Scores West and Scores East are related by common ownership.) On July 2, 2008, the NYSLA gave 333 East a notice of hearing set for August 19, 2008. This hearing has been adjourned and a new hearing date has not yet been set.

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

Pursuant to a plea agreement between Richard Goldring and the District Attorney of the County of New York, the District Attorney has extended the deadline for Mr. Goldring to divest himself of a control ownership position in us until September 8, 2008. If Mr. Goldring were to attempt to sell his ownership position on the open market, it could depress the market price of our common stock.

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

We are affiliated through common ownership with two nightclubs in New York, New York (“Scores East” and “Scores West”) which are owned, respectively, by 333 East 60th Street, Inc. (“333 East”), and Go West Entertainment, Inc. (“Go West”). Through EMS, we have sublicense agreements with each of these clubs pursuant to which they use the Scores intellectual property. Throughout this report, we refer to Scores East and Scores West as our affiliated clubs. All other clubs are referred to as non-affiliated clubs or as sublicensees, a term that may include the affiliated clubs when the context requires. Due to the revocation of its liquor license by the NYSLA (defined below), Scores West is currently closed. See Part II, Item 1 - Legal Proceedings below, for a further discussion of this matter.

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

Results of Operations

We recognize revenues as they are earned, not as they are collected.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues:

Royalty revenues decreased sixty six percent (66%) to $35,079 for the second quarter of 2008 from $100,919 for the second quarter of 2007. This decrease was attributable primarily to the following factors:

•
In prior years, we retained 100 percent of all royalty revenues generated by all sublicensees; however, beginning with the first quarter of 2007, fifty percent (50%) of royalty revenues generated by non-affiliate clubs, approximately $34,279 for the second quarter of 2008, were retained by EMS pursuant to the terms of EMS Agreement.

•
During the second quarter of 2008, we recorded no royalty revenue from our affiliated clubs (see Bad Debt Expense below). Royalty revenues for the second quarter of 2008 for the non-affiliate clubs in Chicago, Baltimore and New Orleans accounted for 43%, 38%, and 17%, respectively. The Los Angeles club has not begun operations due to its inability to obtain a liquor license and the Philadelphia club has not begun operations due to zoning issues which have not yet been resolved.

In early March 2008, we received notice that D.I. Food and Beverage of Las Vegas (“DIF&B”), owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. As of August 15, 2008, the Las Vegas club is still operating but EMS has received only one such $10,000 payment from DIF&B. EMS is pursuing its available remedies. (See Part II, Item 1 below.) We may not receive all royalties due from EMS with respect to the Las Vegas club sublicense if EMS is not able to collect all payments due from DIF&B and, to take this into account, the Company reserved approximately $21,000 of unpaid royalties during the second quarter 2008. The Las Vegas club accounted for 0% and 59% of our total royalty revenues in the second quarter of 2008 and the second quarter of 2007, respectively.

During the second quarter of 2008, we did not report revenues with respect to our Las Vegas club sublicensee.

Merchandise revenues decreased during the second quarter of 2008 to $482 from $2,567 during the second quarter of 2007. This decrease was due to economic increases in shipping costs which made our sublicensees purchase the Scores branded products from local manufacturers without the shipping cost.

On January 24, 2006, we licensed AYA International, Inc. (“AYA”) the right to use our trademarks in connection with its online video chat website, “Scoreslive.com”. In January 2007, AYA’s website began operations and, for the second quarter of 2008, generated gross revenues of more than $5,000 per month resulting in minimal royalties to us. We believe that the Scoreslive.com website is still developmental and will continue to generate minimal revenues for us during the rest of 2008.

General and Administrative Expenses:

General and administrative expenses decreased during the second quarter of 2008 to $108,944 from $238,107 during the second quarter of 2007. Because 50 percent of our second quarter of 2008 revenues (approximately $34,279) was retained by EMS as a result of changes in conditions under the EMS Agreement, we reduced our rent, salaries, legal and business development costs by approximately $84,000 in the second quarter of 2008 from the second quarter of 2007. This figure represents a 2008 period shift away from administrative expenses as we continue our plans to reach alternative markets.

Provision for Income Taxes:

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses for the second quarter of 2008.

Net (Loss):

Net (Loss) was $(77,380) or $(0.00) per share for the second quarter of 2008 compared to a net loss of $(133,269) or $(0.00) per share for the second quarter of 2007. This decrease for the second quarter of 2008 is a result of administrative cost reductions made by the Company (rent, salaries, legal and business development) of approximately $84,000 during the second quarter of 2008. The Company instituted these reductions as a result of the retention by EMS in accordance with the EMS Agreement of fifty percent (50%) of the royalties from our non-affiliated clubs (approximately $34,279 in the second quarter of 2008).

Net (Loss) per share data for both the 2008 and 2007 periods is based on net income available to common shareholders divided by the weighted average of the common shares.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues:

Revenues decreased fifty three percent (53%) to $123,456 for the six months ended June 30, 2008 from $255,123 for the second quarter of 2007. This decrease was attributable primarily to the following factors:

•
In prior years, we retained 100 percent of all royalty revenues generated by all sublicensees; however, beginning with the first quarter of 2007, fifty percent (50%) of royalty revenues generated by non-affiliate clubs, approximately $120,523 for the six months ended June 30, 2008, were retained by EMS pursuant to the terms of EMS Agreement.

•
During the six months ended June 30, 2008, we recorded no royalty revenue from our affiliated sub licensees (see Bad Debt Expense below). Royalty revenues for the six months ended June 30, 2008 for the non-affiliate clubs in Las Vegas, Chicago, Baltimore and New Orleans accounted for 44%, 23%, 21% and less than 10%, respectively. The Los Angeles club has not begun operations due to its inability to obtain a liquor license and the Philadelphia club has not begun operations due to zoning issues which have not yet been resolved.

As discussed above, to date, EMS has received only one $10,000 payment from DIF&B in connection with its closing of the Las Vegas club. The Las Vegas club accounted for 44% and 59% of our total royalty revenues for the six months ended June 30, 2008 and the six months ended June 30, 2007, respectively. During the second quarter of 2008, we did not report revenues from our Las Vegas sublicensee.

Merchandise revenues decreased during the six months ended June 30, 2008 to $3,428 from $12,525 during the six months ended June 30, 2007. This decrease was primarily due to increases in shipping costs and our sublicensees’ purchasing our branded products from local manufacturers at lower cost.

General and Administrative Expenses:

General and administrative expenses decreased during the six months ended June 30, 2008 to $174,748 from $480,236 during the six months ended June 30, 2007. Because 50 percent of our six months ended June 30, 2008 revenues (approximately $120,523) were retained by EMS as a result of changes in conditions under the EMS Agreement, we reduced our rent, salaries, legal and business development costs by approximately $165,000 in the six months ended June 30, 2008 from the six months ended June 30, 2007. This figure represents a six months ended June 30, 2008 shift away from administrative expenses as we continue with our plans to reach alterative markets.

Provision for Income Taxes:

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses for the six months ended June 30, 2008.

Net (Loss):

Net (Loss) was $(52,579) or $(0.00) per share for the six months ended June 30, 2008 compared to a Net (Loss) of $(216,428) or $(0.00) per share for the six months ended June 30, 2007. This decrease for the six months ended June 30, 2008 is a result of administrative cost reductions made by the Company (rent, salaries, legal and business development) of approximately $165,000 for the six months ended June 30, 2008. The Company instituted these reductions as a result of the retention by EMS in accordance with the EMS Agreement of fifty percent (50%) of the royalties from our non-affiliated clubs (approximately $120,523 during the six months ended June 30, 2008).

Net (Loss) per share data for both the six months ended June 30, 2008 and for the six months ended June 30, 2007 is based on net income available to common shareholders divided by the weighted average of the common shares.

Bad Debt Expense

During the fourth quarter 2006, the Company made significant provisions for bad debts in the amount of $3,391,126 applicable to amounts owed us by the respective owners of Scores East and Scores West. As of June 30, 2008, Scores East and Scores West owed us (indirectly, through EMS) $1,222,975 and $231,818, respectively, in accrued and unpaid royalties. The owners of both of these affiliated clubs have informed us that their ability to make payments on the amounts owed is impaired due to increased legal costs incurred during investigations by the City (defined below) and the NYSLA, together with revenue shortfalls. Due to the revocation of its liquor license by the NYSLA, Scores West is currently closed and has filed for Chapter 11 bankruptcy. We have concluded that if Go West’s continuing appeal efforts fail to reverse the NYSLA revocation of the Scores West liquor license, we will not be able to collect from Scores West any of the royalties currently owed to us. Additionally, Scores East’s ability to pay us royalties would be negatively impacted if the NYSLA is successful in its proceedings (begun in May 2, 2008) to revoke that club’s liquor license due to the common ownership of both of these clubs. See Part II, Item 1 - Legal Proceedings below, for a further discussion of this matter.

In connection with our divestiture of stock of Go West and its construction of Scores West, we loaned Go West $1,636,264 in return for a note (the “Note”) secured by Go West’s leasehold interest on a building at 533-535 West 27th Street, New York, New York. The Note bears interest at 7% and is scheduled for maturity on October 1, 2008. Go West is currently in default under the Note, and as of June 30, 2008 owed us $1,867,310 which includes accrued interest of $355,189. As of June 30, 2008, we continued to carry the $1,867,310 of this amount as an impaired note for the six months ended June 30, 2008, we have forgone accruing any interest on the Note.

Any cash received from these clubs (Scores East and Scores West) is applied as a reversal of the bad debt expense when received. For the six months ended June 30, 2008, we applied approximately $62,128 ($30,000 rent credit and $32,128 in cash) towards the Scores West and $7,288 in cash towards the Scores East outstanding royalty balances. A reverse of bad debt expense was made to reflect these amounts. We did not collect any cash on the Note during the second quarter of 2008 and the six months ended June 30, 2008. We have temporarily suspended the recognition of royalties due from Scores West and Scores East and interest earned on the Note until financial stability of these clubs can be reasonably assured.

Currently, we are undertaking an examination of the books and records of Scores West and Scores East to assist us in measuring our ability to collect on all outstanding royalties due and on the Note.

Liquidity and Capital Resources

Cash:

At June 30, 2008, we had $173 in cash and cash equivalents compared to $173 in cash and cash equivalents at June 30, 2007.

Contractual Commitments:

On February 28, 2007, our then President, Chief Executive Officer and Director, Richard Goldring resigned from each of those positions, and terminated his employment with us under an employment agreement, dated April 16, 2003. The terms of such agreement provided that if Mr. Goldring terminated his employment without cause (which he did), we would become obligated to pay him $1 million. We had $173 in cash available at June 30, 2008. Given our lack of available cash to make such payment, we are currently in negotiations with Mr. Goldring regarding the terms of our payment to him.

In 2006, we reserved a bad debt expense of approximately $3.4 million in recognition of the impaired ability of Go West and 333 East 60th Street, Inc. to pay royalties due us with respect to the Scores West and Scores East clubs, and Go West's impaired ability to make payments under the Note. See Part I, Item 2 - Bad Debt Expense.

Operating Activities:

Net cash provided by operating activities for the six months ended June 30, 2008 and June 30, 2007 was $20,000 and ($190,484), respectively. The increase in cash provided by operating activities for the six months ended June 30, 2008 compared to the same period last year primarily reflects the reduction in spending due to the fifty (50) percent retention of cash received from non affiliated sublicensees by EMS.

Scores West accounted for 0% of our net cash provided by operating activities during both the six months ended June 30, 2008 and the six months ended June 30, 2007. In March 2008, the NYSLA revoked the Scores West liquor license, the Appellate Court did not extend its interim stay of that revocation and the club has closed. (See Part II, Item 1 - Legal Proceedings.) As of June 30, 2008, Scores West owed us $231,818 in unpaid royalties. If Scores West loses its liquor license permanently and remains closed, it will not be able to pay us any royalty income.

Our other affiliated club, Scores East, accounted for 0% of our net cash provided by operating activities in both the six months ended June 30, 2008 and the six months ended June 30, 2007. At June 30, 2008, Scores East owed us $1,222,975 in royalties. We did not receive any royalty payments from Scores East in the six months ended June 30, 2008. If Scores West loses its liquor license permanently and remains closed, most likely, due to common ownership of these two clubs, Scores East will also lose its liquor license and would not be able to pay us any royalty income.

Financing Activities:

As discussed above, we loaned Go West $1,636,264 in return for the Note. We did not receive any interest payments on the Note during the six months ended June 30, 2008. If Scores West remains closed permanently, it will not be able to make any payments to us under the Note.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of June 30, 2008 we had an accumulated deficit of $(6,155,462). As of June 30, 2008, we had total current assets of $37,485 and total current liabilities of $220,734 or negative working capital of $(183,249). As of June 30, 2007, we had total current assets of $47,213 and total current liabilities of $207,743 or negative working capital of $(160,530). The decrease in the amount of our working capital was primarily attributable to our inability to collect on the outstanding receivables due from our Score East and Scores West affiliates due to the City proceedings and the pending NYSLA matters with Scores West and Scores East and the 50 percent retention of cash received from non affiliated clubs by EMS.

Due to the revocation of its liquor license by the NYSLA, Scores West is currently closed. If Go West’s continuing appeal efforts fail to reverse the NYSLA revocation of the Scores West liquor license and, if the Score East license is revoked as a result of the NYSLA’s proceedings against Scores East due to the common ownership of both of these clubs, operations at Scores East will, most likely, terminate as well and cash from these clubs to extinguish the receivables balance will not be available for payment to us. Given our lack of cash, we were able to control our outstanding debt during the second quarter of 2008 and the six months ended June 30, 2008 by continuing to maintain significant reductions in our administrative costs.

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

During the analysis of our internal controls at December 31, 2007 in connection with our implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we identified a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Our analysis identified control deficiencies related to our recordation of inventory, accounts payable, notes payable/debentures, prepaid expenses and unique or one time or first time transactions. While we have taken certain remedial steps during the six months ended June 30, 2008 to correct these control deficiencies, we have an inadequate number personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. As of August 15, 2008, the Las Vegas club is still operating but EMS has received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the courts in Nevada on July 23, 2008. DIF&B is required to file an answer by August 23, 2008. The complaint filed by EMS claims breach of contract and seeks damages in the amount of $150,000.

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the Supreme Court of the State of New York, County of New York, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case is currently stayed.

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

On April 18, 2008, co-defendant Go West filed for bankruptcy.

On behalf of ourselves and the other defendants we filed a motion to dismiss that portion of the Complaint as asserted State law class action allegations; we also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; we opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004. The case is stayed as against Go West pursuant to the bankruptcy law. The Court directed that notice be sent to all potential class members. On May 29, 2008, we filed an answer to plaintiffs’ second amended complaint. Discovery into both the procedural and substantive issues is ongoing, with a deadline of December 31, 2008 for all remaining discovery.

In February 2007, the City of New York (the “City”) sought to close Scores West claiming that it presented a public nuisance. The City alleged that this nightclub was used for purposes of prostitution; the case was dismissed by the City of New York and no charges were sought against Scores West or us. In February, 2007, the New York State Liquor Authority (the “NYSLA”) began a review of the license held by Scores West and issued an Emergency Summary Order of Suspension of the Scores West liquor license on February 21, 2007. Go West, the owner of Scores West, filed a pleading with the NYSLA on behalf of Scores West. After a temporary adjournment and a series of hearings in front of an administrative law judge, on February 4, 2008, this judge sustained all charges against Scores West. A NYSLA hearing was held on March 6, 2008 and the NYSLA revoked the Scores West Liquor license. On March 18, 2008, the New York State Appellate Division, First Department (the “Appellate Court”) granted an interim stay of the liquor license revocation pending a review by the full bench of the Appellate Court. On April 15, 2008 the Appellate Court decided to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. Go West filed with the Appellate Court for a reconsideration of its decision, which was denied. As a result of this outcome, Scores West has closed. The Appellate Court has decided to hear this case on the merits and oral arguments will be presented on September 3, 2008. Go West will continue to appeal the NYSLA's revocation of the Scores West liquor license.

On April 18, 2008, Go West filed a voluntary petition for bankruptcy with the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”), under Chapter 11 of the U.S. Bankruptcy Code. This filing followed a decision the April 15, 2008 Appellate Court decision to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. As of the date hereof, an Official Committee of Unsecured Creditors has not been formed nor has a Trustee or Examiner been appointed in this case. Go West’s bankruptcy case is pending in the Bankruptcy Court, Case No. 08-11420. The United States Trustee in this case has filed a motion seeking the dismissal or conversion of Go West’s Chapter 11 case as Go West is no longer operating. The motion was scheduled to be heard before the Bankruptcy Court on July 22, 2008 however the hearings on the said motion was adjourned on consent of all parties and is scheduled to be heard on September 9, 2008.

If Scores West permanently loses its liquor license and closes its business, we would no longer be able to receive royalty revenues from that club, which in 2006, amounted to 31% of our royalties. (We did not receive any revenue from Scores West in 2007 or through the six months ended June 30, 2008.) Also, if Scores West were to close, the ability of Go West to make payments under the Note would be severely impaired. The Note is currently in default. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bad Debt Expense.

On May 2, 2008, the NYSLA gave notice of its pleading to 333 East, the owner of Scores East, in connection with its proceeding to cancel or revoke the liquor license of Scores East, based on its revocation of the Scores West liquor license. (Scores West and Scores East are related by common ownership.) On July 2, 2008, the NYSLA gave 333 East a notice of hearing set for August 19, 2008. This hearing has been adjourned and a new hearing date has not yet been set. 333 East will defend fully its right to maintain the Scores East liquor license. If Scores East loses its liquor license and closes its business, we would no longer be able to receive royalty revenues from that club, which in 2006, amounted to 28% of our royalties. (We did not receive any revenue from Scores East in 2007 or in the six months ended June 30, 2008).

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. We have recently answered a third amended complaint and participated in a Preliminary Conference to establish the discovery schedule. Examinations before trial of the plaintiff have been completed and have been scheduled for the defendants and must be completed by September 28, 2008. We will vigorously defend ourselves in this litigation and do not expect the outcome will be material.

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

Pursuant to a plea agreement between Richard Goldring and the District Attorney of the County of New York, the District Attorney has extended the deadline for Mr. Goldring to divest himself of a control ownership position in us until September 8, 2008. If Mr. Goldring were to attempt to sell his ownership position on the open market, it could depress the market price of our common stock.

In June 2005, we, together with several of our affiliates, commenced litigation regarding title to certain of our intellectual property. In February 2006, counterclaims were asserted and other persons brought third party complaints. In September 2006, we and our affiliates reached a settlement resolving all claims against us for a payment of $175,000 made in monthly installments. In return, the other parties in the litigation disclaimed any right to our intellectual property. Final payment on this settlement was made on June 1, 2008.

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

SCORES HOLDING COMPANY, INC.

Dated: August 19, 2008	By:	/s/ Curtis Smith
Curtis Smith Principal Executive Officer