Form 10-Q
period 2008-09-30
SCORES HOLDING CO INC
filed 2008-11-14
CIK 831489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(Registrant’s telephone number, including area code)

533-535 WEST 27TH STREET – NEW YORK, NY 10001
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

As of November 5, 2008 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

SCORES HOLDING COMPANY, INC.
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item4T.	Controls and Procedures	21

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 6.	Exhibits	25

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$173	$173
Licensee receivable - including affiliates - net	21,597	25,217
Prepaid expenses and other	—	1,123
Inventory	—	20,700
Total current Assets	21,770	47,213

Intangible assets, net	176,160	220,950

	$197,930	$268,163

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$126,918	$126,965
Related party payable	15,800	15,800
Due to EMS	123,965	44,978
Notes payable - Current	—	20,000
Total Current Liabilities	266,683	207,743

COMMITMENTS & CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 and 165,186,124 issued and outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,232,056)	(6,102,883)
Total stockholder's equity	(68,753)	60,420
	$197,930	$268,163

See notes to financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Royalty	$157,116	$347,914	$33,660	$92,791
Merchandise	3,428	13,331	—	806
Public relations	—	8,000	—	2,000
Total	160,544	369,245	33,660	95,597

COST OF MERCHANDISE SOLD	21,791	11,223	20,701	1,383

GROSS PROFIT	138,753	358,022	12,959	92,214

GENERAL AND ADMINISTRATIVE EXPENSES	264,301	638,366	89,553	158,130
NET (LOSS) FROM OPERATIONS	(125,548)	(280,344)	(76,594)	(63,916)

NET (LOSS) BEFORE INCOME TAXES	(125,548)	(280,344)	(76,594)	(63,916)

PROVISION FOR INCOME TAXES	3,625	—	—	—
NET (LOSS)	$(129,173)	$(280,344)	$(76,594)	$(63,916)

NET (LOSS) PER SHARE -
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - Basic and diluted	165,186,124	165,186,124	165,186,124	165,186,124

See notes to financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(129,173)	$(280,344)

Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Amortization	44,790	44,790
Royalty receivable	3,620	6,664
Prepaid expenses	1,123	67,849
Due to EMS	78,987	20,646
Inventory	20,700	461
Accounts payable and accrued expenses	(47)	(20,551)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,000	(160,484)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party payable	—	6,200
Repayment of notes payable	(20,000)	(76,874)
NET CASH (USED IN) FINANCING ACTIVITIES	(20,000)	(70,674)

NET (DECREASE) IN CASH	—	(231,159)

CASH, beginning of the period	173	231,332

CASH, end of the period	$173	$173

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—
Cash paid during the year for taxes	3,625	—

See notes to financial statements

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation and (the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Concentration of Credit Risk

During the third quarter 2008, the Company earned royalties and merchandise revenues from sub-licensees of which, four (Chicago, Baltimore, AYA International, Inc. and New Orleans) are unrelated to former management of the Company. For the three and nine months ended September 30, 2008, royalties earned from these unrelated licensees amounted to $33,660 and $103,116 of which $21,597 is due and outstanding as of September 30, 2008.

At December 31, 2007, Scores East owed us $1,230,263 in unpaid royalties and Scores West owed $293,946. Scores West also borrowed $1,636,264 from the Company, issuing a 7% promissory note which is in default. At September 30, 2008, $1,867,310 (including $355,189 of accrued interest) remained due under the loan. Scores West had its liquor license revoked by the New York State Liquor Authority and subsequently filed for bankruptcy on April 18, 2008; Scores West discontinued operations on April 22, 2008 and is presently closed.

A reserve for the entire $1,524,602 and $1,867,310 was provided for due to the unstable financial conditions, bankruptcy, and government nuisance matters relating to both Scores East and Scores West. In addition, any future cash received from these affiliates will result in a reversal of bad debt expense in the period collected. Also, unless and until financial stability and collection of these receivables can be reasonably assured by management, the Company intends to suspend, for bookkeeping purposes, all future recognition of royalties and interest income due by these affiliates. The Company has also made plans to examine the books and records of these affiliates.

During the current period 2008, the Company did not report revenues from affiliates due to provisions made on these royalties in the 2006 period.

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

Note 3 - Related Party Transactions

Westside Realty of NY, Inc.

During the third quarter of 2008, the Company has had a temporary month to month occupancy with Westside Realty of New York, Inc., (“WSR”). The former President, Chief Executive Officer and Director of the Company is also one of the three shareholders of WSR. Another shareholder of WSR is a former Secretary and Director of the Company.

"Unwinding" transaction and Master License Agreement

Immediately after the closing of our transfer of Go West Entertainment, Inc. ("Go West") in 2003, we entered into a Master License Agreement (the "Master License") with Entertainment Management Services, Inc. (“EMS”). The Master License grants to EMS the exclusive worldwide license to use and to grant sublicense’s’ to use the "SCORES" trademarks in connection with the ownership and operation of upscale, adult-entertainment cabaret night clubs/restaurants and for the sale of merchandise by such establishments. Merchandise must relate to the nightclub that sells it, and may be sold at the nightclub, on an internet site maintained by the nightclub, by mail order and by catalogue. The term of the Master License is twenty year with the option to renew the Master License for six consecutive five-year terms.

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

Pursuant to the Master License, the EMS is obligated to remit 50% (percent) of all cash collected from non affiliates to the Company. The Company owed approximately $44,978 and $123,965 to EMS to help cover minor shortfalls in cash flow during the December 31, 2007 and September 30, 2008 periods. We believe EMS, which is affiliated by common ownership with Scores East and Scores West, will elect to have the amounts owed applied to either the Scores East or Scores West outstanding royalty balance owed to the Company.

During the three and nine month ended September 30, 2008, the Company received $0 from Scores West and $2,500 from Scores East and $7,533 from Scores West and $9,788 from Scores East, which amounts were reversed from bad debt expense.

At September 30, 2008, included in net royalty receivable are $1,220,475 and $231,818 due from Scores East and West, respectively, which both are partially owned and operated by two former officers and directors of the Company. Such receivables from Scores West and Scores East have been fully reserved. Any future cash received from these affiliates will result in a reversal of bad debt in the period collected. Also, unless and until financial stability and collection of these receivables can be reasonably assured by management, the Company will continue to suspend, for bookkeeping purposes, all future recognition of royalties and interest income due from these affiliates. During the 2008 year, we discontinued our efforts in undertaking an examination of the books and records of Scores West and Scores East. Our examinations were planned to help provide assurance that collection on all outstanding royalties due and on the Note would be foreseeable; however, based on the current status of Scores West in Chapter 11 bankruptcy and the possible revocation of the Scores East liquor license by the NYSLA, we do not believe that collection of the amounts due will be possible.

Note 4 - Sub-licensees

We received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. To date, EMS has received only one such $10,000 payment from DIF&B and has commenced legal action against DIF&B. We may not receive all royalties due from EMS with respect to the Las Vegas club sublicense if EMS is not able to collect all payments due from DIF&B. The Las Vegas club accounted for 0% and 59% of our total royalty revenues in the third quarter of 2008 and 2007 and 0% and 60% of our total royalty revenues for the nine months ended September 30, 2008 and 2007, respectively.

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

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. As of August 15, 2008, the Las Vegas club is still operating but EMS has received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the courts in Nevada on July 23, 2008. DIF&B was required to file an answer by August 23, 2008, but did not do so. As a result, EMS has filed an application for a default judgment. The original complaint filed by EMS claimed breach of contract and sought damages in the amount of $150,000.

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

On April 18, 2008, co-defendant Go West filed for bankruptcy.

On behalf of ourselves and the other defendants we filed a motion to dismiss that portion of the Complaint that asserted State law class action allegations; we also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; we opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004. The case is stayed as against Go West pursuant to the bankruptcy law. The Court directed that notice be sent to all potential class members. On May 29, 2008, we filed an answer to plaintiffs’ second amended complaint. Discovery into both the procedural and substantive issues is ongoing, with a deadline of December 31, 2008 for all remaining discovery.

In February 2007, the City of New York (the “City”) sought to close Scores West claiming that it presented a public nuisance. The City alleged that this nightclub was used for purposes of prostitution; the case was dismissed by the City of New York and no charges were sought against Scores West or us. In February, 2007, the New York State Liquor Authority (the “NYSLA”) began a review of the license held by Scores West and issued an Emergency Summary Order of Suspension of the Scores West liquor license on February 21, 2007. Go West, the owner of Scores West, filed a pleading with the NYSLA on behalf of Scores West. After a temporary adjournment and a series of hearings in front of an administrative law judge, on February 4, 2008, this judge sustained all charges against Scores West. A NYSLA hearing was held on March 6, 2008 and the NYSLA revoked the Scores West Liquor license. On March 18, 2008, the New York State Appellate Division, First Department (the “Appellate Court”) granted an interim stay of the liquor license revocation pending a review by the full bench of the Appellate Court. On April 15, 2008 the Appellate Court decided to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. Go West filed with the Appellate Court for a reconsideration of its decision, which was denied. As a result of this outcome, Scores West has closed. The Appellate Court decided to hear this case on the merits and, on October 3, 2008, found in favor of the NYSLA, upholding the NYSLA’s revocation of the Scores West Liquor License. Go West has subsequently filed a motion for re-argument before the Appellate Court and/or leave to appeal to the New York Court of Appeals and expects to hear a determination on its motion sometime after December 1, 2008. Go West will continue to appeal the NYSLA's revocation of the Scores West liquor license.

On April 18, 2008, Go West filed a voluntary petition for bankruptcy with the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”), under Chapter 11 of the U.S. Bankruptcy Code. This filing followed the April 15, 2008 Appellate Court decision to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. As of the date hereof, an Official Committee of Unsecured Creditors has not been formed nor has a Trustee or Examiner been appointed in this case. Go West’s bankruptcy case is pending in the Bankruptcy Court, Case No. 08-11420. The United States Trustee in this case has filed a motion seeking the dismissal or conversion of Go West’s Chapter 11 case as Go West is no longer operating. The motion was scheduled to be heard before the Bankruptcy Court on July 22, 2008, however the hearing on the said motion was adjourned on consent of all parties and is scheduled to be heard on November 19, 2008. Go West has reached a settlement with the Internal Revenue Service on the payment of its federal taxes and is in negotiations with the New York State Department of Taxation regarding a payment plan for its state taxes due.

If Scores West permanently loses its liquor license and closes its business, we would no longer be able to receive royalty revenues from that club, which in 2006, amounted to 31% of our royalties. (We did not receive any revenue from Scores West in 2007 or through the nine months ended September 30, 2008.) Also, if Scores West were to close, the ability of Go West to make payments under the Note would be severely impaired. The Note is currently in default. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bad Debt Expense.

On May 2, 2008, the NYSLA gave notice of its pleading to 333 East, the owner of Scores East, in connection with its proceeding to cancel or revoke the liquor license of Scores East, based on its revocation of the Scores West liquor license. (Scores West and Scores East are related by common ownership.) On July 2, 2008, the NYSLA gave 333 East a notice of hearing set for August 19, 2008. Based on the filing with the NYSLA of a conditional no-contest plea which is expected to be decided on or about November 20, 2008, this hearing has been adjourned and a new hearing date has not yet been set. If Scores East loses or sells its liquor license and closes its business, we would no longer be able to receive royalty revenues from that club, which in 2006, amounted to 28% of our royalties. (We did not receive any revenue from Scores East in 2007 or in the nine months ended September 30, 2008).

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. We have recently answered a third amended complaint and participated in a Preliminary Conference to establish the discovery schedule. Examinations before trial of the plaintiff have been completed and have been scheduled for the defendants and are expected to be completed by November 13, 2008. Following these examinations, the plaintiff will undergo a physical examination and non-party depositions will be taken. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

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

To comply with the plea agreement between Richard Goldring and the District Attorney of the County of New York, on September 4, 2008, Mr. Goldring transferred his 76,080,958 shares of our common stock (the “Goldring Shares”) to Ira Altchek as trustee (the “Trustee”). According to the terms of the Voting Trust Agreement by and between Mr. Goldring and the Trustee dated September 4, 2008, the Trustee has the right to exercise all rights and powers of a shareholder of the Company with respect to the Goldring Shares, including, without limitation, the sole and exclusive right to vote the Goldring Shares, while Mr. Goldring maintains the right to sell the Goldring Shares at any time. The Shares represent approximately forty six percent (46%) of the outstanding capital stock of the Company as of the date hereof. If Mr. Goldring were to attempt to sell the Goldring Shares on the open market, it could depress the market price of our common stock.

On February 28, 2007, our then President, Chief Executive Officer and Director, Richard Goldring resigned from each of those positions, and terminated his employment with us under an employment agreement, dated April 16, 2003. The terms of such agreement provided that if Mr. Goldring terminated his employment without cause (which he did), we would become obligated to pay him $1 million. We had $173 in cash available at September 30, 2008. Given our lack of available cash to make such payment, we are currently in negotiations with Mr. Goldring regarding the terms of our payment to him.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We are now in the business of sublicensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States through our affiliate by common ownership, Entertainment Management Services, Inc., an entity owned by two of our former directors and employees ("EMS"), to whom we have given an exclusive, worldwide license to the “Scores” trademarks and the other related intellectual property. Pursuant to our license with EMS, which has been amended and restated (the “EMS Agreement”), we granted to EMS the right to sublicense the Scores trade name to nightclubs. These clubs feature topless female entertainers together with opportunities for watching sporting events, celebrating business transactions and private parties. There are four such clubs currently operating, one in New York City, and one in each of Baltimore, Chicago and New Orleans. Two additional clubs, in Los Angeles and Philadelphia, had signed licensing agreements with EMS but these agreements have been cancelled before becoming operative. The Philadelphia club license was cancelled because the operator of that club was unable to obtain zoning approval for the club’s operation. The Los Angeles club license was terminated because that club licensee failed to obtain a liquor license within the two (2) year time period allowed for by the terms of the license.

We are affiliated through common ownership with two nightclubs in New York, New York (“Scores East” and “Scores West”) which are owned, respectively, by 333 East 60th Street, Inc. (“333 East”), and Go West Entertainment, Inc. (“Go West”). Through EMS, we have sublicense agreements with each of these clubs pursuant to which they use the Scores intellectual property. Throughout this report, we refer to the New York clubs as our affiliated clubs. All other clubs are referred to as non-affiliated clubs or as “sublicensees”, a term that may include the affiliated clubs when the context requires. Due to the revocation of its liquor license by the NYSLA (defined below), Scores West is currently closed. See Part II, Item 1 - Legal Proceedings below, for a further discussion of this matter.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues:

Royalty revenues decreased sixty four percent (64%) to $33,660 for the third quarter of 2008 from $92,791 for the third quarter of 2007. This decrease was attributable primarily to the following factors:

•
During the third quarter 2008, the economy experienced major setbacks in the stock markets which may have impacted our revenues. Management believes that business executives as well as blue collar workers are deciding to spend less on entertainment.

•
In March of 2008, we were notified by our Las Vegas licensee that it would be canceling its license with EMS (see discussion below). Royalties for the third quarter of 2007 and 2008 under the Las Vegas license amounted to $56,000 and $0, respectively. In addition, total revenues earned from our Chicago licensee decreased $11,690 in the third quarter of 2008 from $20,646 in the third quarter of 2007.

In early March 2008, we received notice that D.I. Food and Beverage of Las Vegas (“DIF&B”), owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. To date, DIF&B is operating and EMS has received only one such $10,000 payment from DIF&B and is exploring its available remedies. We may not receive all royalties due from EMS with respect to the Las Vegas club sublicense if EMS is not able to collect all payments due from DIF&B and as a result, the Company reserved approximately $21,000 of unpaid royalties during the second quarter 2008. The Las Vegas club accounted for 0% and 59% of our total royalty revenues in the third quarter of 2008 and the third quarter of 2007, respectively.

Merchandise revenues decreased during the third quarter of 2008 to $0 from $806 during the third quarter of 2007. This decrease reflected the continuing trend of increases in our shipping costs and our sublicensees purchasing our branded products from local manufacturers (rather than directly from us) at lower cost to them.

On January 24, 2006, we licensed AYA International, Inc. (“AYA”) the right to use our trademarks in connection with its online video chat website, “Scoreslive.com”. In January 2007, AYA’s website began operations and, for the second quarter of 2008, generated gross revenues of more than $5,000 per month resulting in minimal royalties to us. We believe that the Scoreslive.com website is still developmental will continue to generate minimal revenues for us during the rest of 2008.

General and Administrative Expenses:

General and administrative expenses decreased during the third quarter of 2008 to $89,553 from $158,130 during the third quarter of 2007. This decrease of $68,000 represents a 2008 third quarter net reduction in salaries, public relations, business development and legal costs amounting to $101,000 and an increase in insurance, rent and trade show costs amounting to $15,000 when compared to 2007 third quarter. The cuts in costs were due to the result of shortfalls in revenue based, in part, on the economic slowdown and the loss of revenues from our Las Vegas licensee which accounted for fifty nine percent (59%) of our royalty revenue during the three months ended September 30, 2007.

Provision for Income Taxes:

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses for the third quarter of 2008.

Net (Loss):

Net (Loss) was $(76,594) or $(0.00) per share for the third quarter of 2008 compared to a net loss of $(63,916) or $(0.00) per share for the third quarter of 2007. Although there were reductions in administrative cost in (salaries, legal and business development and public relations) of $101,000, the Company did see unfavorable increases in insurance, rent and trade show cost of $15,000 during the third quarter of 2008 compared to the third quarter 2007. Management agreed that these reductions were a result of economic slowdowns and the discontinuance of our Las Vegas licensee which accounted for fifty nine percent (59%) of our royalty revenue during the three months ended September 30, 2007.

Net (Loss) per share data for both the 2008 and 2007 third quarter periods is based on net income available to common shareholders divided by the weighted average of the common shares.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues:

Royalty revenues decreased fifty five percent (55%) to $ 157,116 for the nine months ended September 30, 2008 from $347,914 for the third quarter of 2007. This decrease was attributable primarily to the following factors:

•
During the first quarter of 2008 we were notified by our Las Vegas licensee that it would be canceling its license with EMS. Royalties for the nine months ended September 30, 2007 and 2008 under the Las Vegas license amounted to $202,500 and $54,000, respectively. During the third quarter of 2008, the Company reserved the entire $54,000 to bad debt expense.

•
As discussed above, to date, EMS has received only one $10,000 payment from DIF&B in connection with its closing of the Las Vegas club. The Las Vegas club accounted for 0% and 58% of our total royalty revenues for the nine months ended September 30, 2008 and the nine months ended September 30, 2007, respectively.

Merchandise revenues decreased during the nine months ended September 30, 2008 to $3,428 from $13,331 during the nine months ended September 30, 2007. This decrease was primarily due to increases in shipping costs and our sublicense’s purchasing our branded products from local manufacturers at lower cost.

General and Administrative Expenses:

General and administrative expenses decreased during the nine months ended September 30, 2008 to $264,301 from $638,366 during the nine months ended September 30, 2007. The Company lost a major licensee (Las Vegas) which accounted for approximately fifty eight percent (58%) of our royalty revenue, and as a result, we reduced our rent, salaries, legal and business development costs by approximately $375,000 in the nine months ended September 30, 2008 from the nine months ended September 30, 2007.

Provision for Income Taxes:

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses for the nine months ended September 30, 2008.

Net (Loss):

Net (Loss) was $(129,173) or $(0.00) per share for the nine months ended September 30, 2008 compared to a Net (Loss) of $(280,344) or $(0.00) per share for the nine months ended September 30, 2007. This decrease for the nine months ended September 30, 2008 is a result of administrative cost reductions made by the Company (rent, salaries, legal and business development) of approximately $375,000 for the nine months ended September 30, 2008. To help cover the cost of operations, the Company received cash advances from a related party (EMS) in the amount of $78,987 during the nine month period end September 30, 2008. Management agreed that these reductions were due primarily to the slowdown in the economy which may have impacted revenues and the loss of our major licensee (Las Vegas) who accounted for fifty eight percent (58%) of our total revenues for the nine months ended September 30, 2007

Net (Loss) per share data for both the nine months ended September 30, 2008 and for the nine months ended September 30, 2007 is based on net income available to common shareholders divided by the weighted average of the common shares.

Bad Debt Expense

During the fourth quarter 2006, the Company made significant provisions for bad debts in the amount of $3,391,126 applicable to amounts owed us by the respective owners of Scores East and Scores West. As of September 30, 2008, Scores East and Scores West owed us (indirectly, through EMS) $1,220,475 and $231,818, respectively, in accrued and unpaid royalties. The owners of both of these affiliated clubs have informed us that their ability to make payments on the amounts owed is impaired due to increased legal costs incurred during investigations by the City (defined below) and the NYSLA, together with revenue shortfalls. Due to the revocation of its liquor license by the NYSLA, Scores West is currently closed and has filed for Chapter 11 bankruptcy. We have concluded that if Go West’s continuing appeal efforts fail to reverse the NYSLA revocation of the Scores West liquor license, we will not be able to collect from Scores West any of the royalties currently owed to us. Additionally, Scores East’s ability to pay us royalties would be negatively impacted if the NYSLA is successful in its proceedings (begun in May 2, 2008) to revoke that club’s liquor license due to the common ownership of both of these clubs. See Part II, Item 1 - Legal Proceedings below, for a further discussion of this matter.

In connection with our divestiture of stock of Go West and its construction of Scores West we loaned Go West $1,636,264 in return for a note (the “Note”) secured by Go West’s leasehold interest on a building at 533-535 West 27th Street, New York, New York. The Note bears interest at 7% and is scheduled for maturity on October 1, 2008. Go West is currently in default under the Note, and as of September 30, 2008 owed us $1,867,310 which includes accrued interest of $355,189. As of September 30, 2008, we continued to carry the $1,867,310 of this amount as an impaired note and for the third quarter of 2008 and the nine months ended September 30, 2008, we have forgone accruing any interest.

Any cash received from these clubs (Scores East and Scores West) is applied as a reversal of the bad debt expense when received. For the third quarter of 2008 and the nine months ended September 30, 2008, we applied approximately $62,128 ($30,000 rent credit and $32,128 in cash) towards Scores West and $9,788 in cash towards the Scores East outstanding royalty balances. A reverse of bad debt expense was made to reflect these amounts. We did not collect any cash on the Note during the third quarter of 2008 and the nine months ended September 30, 2008. We have temporarily suspended the recognition of royalties due from Scores West and Scores East and interest earned on the Note until financial stability of these clubs can be reasonably assured.

We have discontinued our efforts to examine the books and records of Scores West and Scores East. Our planned examinations were designed to help provide assurance that collection on all outstanding royalties due and on the Note would be foreseeable; however, based on the current status of Scores West in Chapter 11 bankruptcy and the possible revocation of the Scores East liquor license by the NYSLA, we do not believe that collection of the amounts due will be possible.

Liquidity and Capital Resources

Cash:

At September 30, 2008, we had $173 in cash and cash equivalents compared to $173 in cash and cash equivalents at December 31, 2007.

Contractual Commitments:

On February 28, 2007, our then President, Chief Executive Officer and Director, Richard Goldring resigned from each of those positions, and terminated his employment with us under an employment agreement, dated April 16, 2003. The terms of such agreement provided that if Mr. Goldring terminated his employment without cause (which he did), we would become obligated to pay him $1 million. We had $173 in cash available at September 30, 2008. Given our lack of available cash to make such payment, we are currently in negotiations with Mr. Goldring regarding the terms of our payment to him.

Operating Activities:

Net cash provided by (used in) operating activities for the nine months ended September 30, 2008 and September 30, 2007 was $20,000 and ($160,484), respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2008 compared to the same period last year primarily reflects the reduction of administrative expenses and an increase in related party cash advances to help cover cash short falls. These cash advances were due to the loss of our main sublicensee in Las Vegas who accounted for approximately fifty nine percent (59%) of our royalty revenue in 2007.

Financing Activities:

As discussed above, we loaned Go West $1,636,264 in return for the Note. We did not receive any interest payments on the Note during the nine months ended September 30, 2008. If Scores West remains closed permanently, it will not be able to make any payments to us under the Note.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2008 we had an accumulated deficit of $(6,232,056). As of September 30, 2008, we had total current assets of $21,770 and total current liabilities of $266,683 or negative working capital of $(244,913). As of December 31, 2007, we had total current assets of $47,213 and total current liabilities of $207,743 or negative working capital of $(160,530). The decrease in the amount of our working capital was primarily attributable to our inability to collect on the outstanding receivables due from our Score East and Scores West affiliates due to the City proceedings and the pending NYSLA matters with Scores West and Scores East and the 50 percent retention of cash received from non affiliated clubs by EMS.

Due to the revocation of its liquor license by the NYSLA, Scores West is currently closed. If Go West’s continuing appeal efforts fail to reverse the NYSLA revocation of the Scores West liquor license and, if the Score East license is revoked as a result of the NYSLA’s proceedings against Scores East due to the common ownership of both of these clubs, operations at Scores East will, most likely, terminate as well and cash from these clubs to extinguish the receivables balance will not be available for payment to us. Given our lack of cash, we were able to control our outstanding debt during the third quarter of 2008 and the nine months ended September 30, 2008 by continuing to maintain significant reductions in our administrative costs.

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

Our management, including our Chief Executive Officer and our Treasurer who serves as our principal financial and accounting officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Treasurer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

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

During the analysis of our internal controls at December 31, 2007 in connection with our implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we identified a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Our analysis identified control deficiencies related to our recordation of inventory, accounts payable, notes payable/debentures, prepaid expenses and unique or one time or first time transactions. While we have taken certain remedial steps during the nine months ended September 30, 2008 to correct these control deficiencies, we have an inadequate number personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

ITEM 1. LEGAL PROCEEDINGS

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. As of August 15, 2008, the Las Vegas club is still operating but EMS has received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the courts in Nevada on July 23, 2008. DIF&B was required to file an answer by August 23, 2008, but did not do so. As a result, EMS has filed an application for a default judgment. The original complaint filed by EMS claimed breach of contract and sought damages in the amount of $150,000.

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

On April 18, 2008, co-defendant Go West filed for bankruptcy.

On behalf of ourselves and the other defendants we filed a motion to dismiss that portion of the Complaint that asserted State law class action allegations; we also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; we opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004. The case is stayed as against Go West pursuant to the bankruptcy law. The Court directed that notice be sent to all potential class members. On May 29, 2008, we filed an answer to plaintiffs’ second amended complaint. Discovery into both the procedural and substantive issues is ongoing, with a deadline of December 31, 2008 for all remaining discovery.

In February 2007, the City of New York (the “City”) sought to close Scores West claiming that it presented a public nuisance. The City alleged that this nightclub was used for purposes of prostitution; the case was dismissed by the City of New York and no charges were sought against Scores West or us. In February, 2007, the New York State Liquor Authority (the “NYSLA”) began a review of the license held by Scores West and issued an Emergency Summary Order of Suspension of the Scores West liquor license on February 21, 2007. Go West, the owner of Scores West, filed a pleading with the NYSLA on behalf of Scores West. After a temporary adjournment and a series of hearings in front of an administrative law judge, on February 4, 2008, this judge sustained all charges against Scores West. A NYSLA hearing was held on March 6, 2008 and the NYSLA revoked the Scores West Liquor license. On March 18, 2008, the New York State Appellate Division, First Department (the “Appellate Court”) granted an interim stay of the liquor license revocation pending a review by the full bench of the Appellate Court. On April 15, 2008 the Appellate Court decided to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. Go West filed with the Appellate Court for a reconsideration of its decision, which was denied. As a result of this outcome, Scores West has closed. The Appellate Court decided to hear this case on the merits and, on October 3, 2008, found in favor of the NYSLA, upholding the NYSLA’s revocation of the Scores West Liquor License. Go West has subsequently filed a motion for re-argument before the Appellate Court and/or leave to appeal to the New York Court of Appeals and expects to hear a determination on its motion sometime after December 1, 2008. Go West will continue to appeal the NYSLA's revocation of the Scores West liquor license.

On April 18, 2008, Go West filed a voluntary petition for bankruptcy with the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”), under Chapter 11 of the U.S. Bankruptcy Code. This filing followed the April 15, 2008 Appellate Court decision to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. As of the date hereof, an Official Committee of Unsecured Creditors has not been formed nor has a Trustee or Examiner been appointed in this case. Go West’s bankruptcy case is pending in the Bankruptcy Court, Case No. 08-11420. The United States Trustee in this case has filed a motion seeking the dismissal or conversion of Go West’s Chapter 11 case as Go West is no longer operating. The motion was scheduled to be heard before the Bankruptcy Court on July 22, 2008, however the hearing on the said motion was adjourned on consent of all parties and is scheduled to be heard on November 19, 2008. Go West has reached a settlement with the Internal Revenue Service on the payment of its federal taxes and is in negotiations with the New York State Department of Taxation regarding a payment plan for its state taxes due.

If Scores West permanently loses its liquor license and closes its business, we would no longer be able to receive royalty revenues from that club, which in 2006, amounted to 31% of our royalties. (We did not receive any revenue from Scores West in 2007 or through the nine months ended September 30, 2008.) Also, if Scores West were to close, the ability of Go West to make payments under the Note would be severely impaired. The Note is currently in default. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bad Debt Expense.

On May 2, 2008, the NYSLA gave notice of its pleading to 333 East, the owner of Scores East, in connection with its proceeding to cancel or revoke the liquor license of Scores East, based on its revocation of the Scores West liquor license. (Scores West and Scores East are related by common ownership.) On July 2, 2008, the NYSLA gave 333 East a notice of hearing set for August 19, 2008. Based on the filing with the NYSLA of a conditional no-contest plea which is expected to be decided on or about November 20, 2008, this hearing has been adjourned and a new hearing date has not yet been set. If Scores East loses or sells its liquor license and closes its business, we would no longer be able to receive royalty revenues from that club, which in 2006, amounted to 28% of our royalties. (We did not receive any revenue from Scores East in 2007 or in the nine months ended September 30, 2008).

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. We have recently answered a third amended complaint and participated in a Preliminary Conference to establish the discovery schedule. Examinations before trial of the plaintiff have been completed and have been scheduled for the defendants and are expected to be completed by November 13, 2008. Following these examinations, the plaintiff will undergo a physical examination and non-party depositions will be taken. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

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

To comply with the plea agreement between Richard Goldring and the District Attorney of the County of New York, on September 4, 2008, Mr. Goldring transferred his 76,080,958 shares of our common stock (the “Goldring Shares”) to Ira Altchek as trustee (the “Trustee”). According to the terms of the Voting Trust Agreement by and between Mr. Goldring and the Trustee dated September 4, 2008, the Trustee has the right to exercise all rights and powers of a shareholder of the Company with respect to the Goldring Shares, including, without limitation, the sole and exclusive right to vote the Goldring Shares, while Mr. Goldring maintains the right to sell the Goldring Shares at any time. The Shares represent approximately forty six percent (46%) of the outstanding capital stock of the Company as of the date hereof. If Mr. Goldring were to attempt to sell the Goldring Shares on the open market, it could depress the market price of our common stock.

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

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description
31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer*

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Dated: November 14, 2008	By:	/s/ Curtis Smith
Curtis Smith
Acting Principal Executive Officer and Principal Financial Officer