Form 10-K
period 2008-12-31
SCORES HOLDING CO INC
filed 2009-04-15
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-16665

SCORES HOLDING COMPANY, INC.
 (Exact name of small business issuer as specified in its charter)

Utah	87-0426358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

533-535 West 27th Street New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (212) 864-4900

Securities registered under Section 12(b) of the Exchange Act:	None
Name of each Exchange on Which Registered:	None
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐                                                      Accelerated Filer ☐

Non-Accelerated Filer ☐                                                      Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of March 31, 2009, there were 165,186,124 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 76,285,914 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is $228,857, based on the closing price of $0.003 for the registrant’s common stock on June 30, 2008.  Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

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

PART I
ITEM 1. BUSINESS

Overview

Scores Holding Company, Inc. (‘Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  These clubs feature topless female entertainers together with opportunities for watching sporting events, celebrating business transactions and private parties. There are three such clubs currently operating under the Scores name, in Baltimore, Chicago, and New Orleans.

Our trademarks and copyrights surrounding the Scores trade name are critical to the success and potential growth of our business.

History and Development of our Business

On March 31, 2003, pursuant to the Amended and Restated Master License Agreement (the “MLA”) by and between us and our former affiliate, Entertainment Management Services, Inc. ("EMS"), an entity owned by two of our former directors and employees, we granted EMS an exclusive, worldwide renewable 20 year license in our property to sublicense the Scores trade name to nightclubs (the “Licensing Rights”).  Under the MLA, EMS was required to pay us 100% of the royalties EMS received from the formerly affiliated clubs (defined below) and 50% of the royalties received from non-affiliated clubs (the “Royalty Rights”).  These clubs had license agreements with EMS pursuant to which they typically paid EMS approximately 4.99% of their gross revenues from operations, including the sale of merchandise. We depended on these royalties to operate our business and as our principal source of revenue.

On January 27, 2009, (as further discussed below), we terminated the MLA with EMS and EMS transferred to us all of the Licensing Rights and Royalty Rights.  Since termination of the MLA, our property is licensed directly by us to the three remaining clubs that previously had been sublicensing our property from EMS, and, thus, as of January 27, 2009, we are receiving 100% of the royalty payments made by these clubs rather than the 50% we were entitled to under the MLA.

We were under common control with two previously existing nightclubs in New York, New York (“Scores East” and “Scores West”) which were owned, respectively, by 333 East 60th Street, Inc. (“333”), and Go West Entertainment, Inc. (“Go West”). EMS is also owned by 333.  Through EMS, we had sublicense agreements with each of Scores East and Scores West pursuant to which they were entitled to use the Scores intellectual property. (Throughout this report, we refer to Scores East and Scores West as our “formerly affiliated clubs.”  All other clubs are referred to as non-affiliated clubs or as licensees (or sublicensees, as applicable), a term that may include the formerly affiliated clubs when the context requires.)

Termination of our Contract with EMS

On January 27, 2009, following the execution of a transfer agreement dated December 9, 2008, the Company and EMS completed the transfer (the “Transfer”) from EMS to us of all licensing and royalty rights originally granted to EMS under MLA1 and the MLA was cancelled.  Pursuant to the terms of the Assignment and Assumption Agreement by and among EMS, 333 and us dated January 27, 2009 (the “Assignment Agreement”), EMS assigned to us the Licensing Rights and the Royalty Rights relating to the existing sublicensees, free and clear of any charges, liens or other encumbrances. In consideration of these assignments, we credited 333 with a $600,000 payment against a $1,220,475 unpaid royalty debt owed by 333 to us (the “Debt”) and provided 333 with an acknowledgement that the Debt was satisfied to the extent of the $600,000 payment.  Additionally, as part of the Transfer, we, EMS and 333 cancelled the MLA and terminated all of the rights and obligations of the parties thereunder.

Change in our Ownership

On January 27, 2009, pursuant to a stock purchase agreement (the “SPA”), Mitchell’s East LLC (“Buyer”), a New York limited liability company wholly owned by Robert M. Gans, purchased an aggregate of 88,900,230 shares (the “Owned Shares”) of our common stock beneficially owned by Richard Goldring and Elliot Osher (collectively the “Share Sellers”), as well as any rights Harvey Osher (the Share Sellers and Harvey Osher, together, the “Sellers”) may have in 13,886,059 shares of our common stock (the “Decedent Owned Shares”) currently held of record by William Osher, deceased, and any rights the Sellers may have in an additional 2,400,001 shares of our common stock (the “Expectancy Shares”)1.  Under the terms of the SPA, Harvey Osher is to deliver to the Buyer the Decedent Owned Shares that he may receive and the Sellers are to deliver to the Buyer any shares of the Company underlying the Expectancy Shares that any such Seller may receive.  Additionally, pursuant to the SPA, each of the Sellers granted to Buyer

1.	As further discussed in our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 2, 2009.

an irrevocable proxy enabling Buyer to act as his proxy with respect to any shares underlying the Decedent Owned Shares and the Expectancy Shares, as applicable.

The Owned Shares represent approximately fifty four percent (54%) of our outstanding capital stock and the Owned Shares together with the Decedent Owned Shares represent approximately sixty two percent (62%) of our outstanding capital stock.

Nightclubs Currently Licensing our Scores Brand

In 2003, EMS licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to EMS were the greater of $2,500 per week or 4.99% of the gross revenues (less $25,000 per week) earned at that location. This nightclub accounted for 33% and 18% of our total royalty revenues during 2008 and 2007, respectively.

In 2004, EMS licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to EMS were the greater of $1,000 per week or 4.99% of gross revenues. This club accounted for 25% and 15% of our total royalty revenues in 2008 and 2007, respectively.

In April 2007, EMS licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana. Royalties payable under this license are capped at the greater of $4,000 per month or 4.99% of gross revenues. This club commenced operations in April 2007 and accounted for 10% and 3% of our total royalty revenues during 2008 and 2007, respectively.

The agreement between us and EMS dated January 27, 2009, terminated the MLA and, since that date, we have begun to retain 100% of the royalty payments received from each of these clubs which percentage includes the 50% which was previously retained by EMS under the MLA.

On January 27, 2009, we entered into a licensing agreement with I.M. Operating LLC (“IMO”) for the use of the Scores brand name.  IMO is also owned by Robert M. Gans.  The address where IMO’s plans to open an adult nightclub under the Scores trade name is the same as that of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”).  Royalties payable to us under this license agreement have been set at 3% of gross revenues. The West 27th Street Building is owned by Westside Realty of New York, of which the majority owner is Robert M. Gans.  IMO has applied for and received a  liquor license for its proposed club and the club location is currently under renovation.  We believe this club will commence operations in April 2009.

Nightclubs Formerly Licensing our Scores Brand

Scores East was the first nightclub to sublicense our Scores brand through EMS. This nightclub surrendered its liquor license in December 2008 and closed its operations.  Scores East accounted for 0% of our royalty revenue in 2008 and 2007.  Our second sublicensed nightclub, Scores West, had its liquor license revoked in 2008 and ceased operations. Scores West accounted for 0% of our royalty revenue in 2008 and 2007.  On April 18, 2008, Go West, the owner of Scores

West, filed for chapter 11 bankruptcy.  In 2008, we collected $14,788 and $35,928 in cash from  Scores East and Scores West, respectively.  (See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bad Debt Expense.)

In September 2004, EMS licensed our brand name to an adult nightclub in Lake Geneva, Wisconsin.   That agreement was terminated as of May 30, 2007.  As of December 31, 2008, we were owed $16,892 of unpaid royalties from that club, which amount we have reserved as a bad debt at December 31, 2006.

In January 2005, EMS licensed our Scores brand name to a former affiliate2, SMG Entertainment, Inc. (“SMG”), for SMG’s nightclub in North Miami, Florida.  SMG terminated its agreement with EMS in December 2006 after it filed for bankruptcy.  As of December 31, 2008, we were owed by EMS $16,661 of unpaid royalties from SMG.  We reserved this amount as a bad debt as of December 31, 2006.

In July 2005, EMS licensed our Scores brand name to D.I. Food and Beverage (“DIF&B”) for DIF&B’s nightclub in Las Vegas, Nevada. Under this EMS sublicense agreement, DIF&B paid EMS $9,000 per week in royalties and $1,500 per month in related fees.  This club accounted for 29% and 58% of our total royalty revenues in 2008 and 2007, respectively.  Following notice to EMS, DIF&B canceled its sublicense with EMS effective May 6, 2008. DIF&B failed to make its final royalty payments to EMS and we and EMS have begun legal action against EMS to collect our fees due and related damages, as more fully discussed below.

In November 2005, EMS licensed the Scores brand name for a nightclub in Philadelphia, Pennsylvania. The ownership of that club did not receive local zoning approval and has opted to abandon its plans to open the club.  In November 2006, EMS licensed the Scores brand name for a nightclub in Los Angeles, California. The ownership of that club could not obtain a liquor license and has opted to abandon its plans to open the club.

Scoreslive.com

On January 24, 2006, we entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.”  EMS was not a party to this license agreement.  Our agreement with AYA provides for royalty payments to be made directly to us at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. The license continues for as long as the website is operational. Scoreslive.com debuted in January 2007. Because the Scoreslive website is still in the development stage, it has accounted for a minimal amount of our total royalty revenues to date.

2.	Richard Goldring owns, indirectly, 90% of SMG.

Obligation to Richard Goldring

On February 28, 2007, our then President, Chief Executive Officer, Director and stockholder, Richard Goldring resigned from each of his positions, and terminated his employment with us.  Under the terms of his employment agreement dated March 31, 2003, we are obligated to pay Mr. Goldring a $1 million termination fee. Because of our lack of cash and other business related reasons, we have not paid Mr. Goldring this fee.  We were negotiating a settlement with Mr. Goldring but we did not reach an agreement with him on the amount and terms of payment to be made to him and these negotiations are currently on hold.

Competition

The adult nightclub entertainment business is highly competitive with respect to price, service, location and professionalism of its entertainment. Sublicensed clubs will compete with many locally-owned adult nightclubs. It is our belief, however, that only a few of these nightclubs have names that enjoy recognition and status that equal or approach that of Scores. For example, there are approximately 25 adult entertainment cabaret night clubs located in New York City and approximately six located in Manhattan. We believe that only three of these other venues in Manhattan, Ricks Cabaret, Hustler and Penthouse, directly competed with our formerly affiliated clubs. Of the 25, these three provided the most comparable adult entertainment experience to that of our formerly affiliated clubs. We expect this competitive analysis to remain the same with respect to the new Scores club that will open in New York in the near future.  Other locales where our Scores’ licensed clubs are situated have their own competitive environments.

We believe that the combination of our name recognition and our distinctive entertainment environment allows our licensed clubs to effectively compete within the industry, although we cannot assure you that this will prove to be the case. The ability of our licensed clubs to compete and succeed will also depend upon their ability to employ and retain top quality entertainers and employees. Competition for adult entertainers is intense. The failure of a Scores’ licensed club to retain quality entertainers or superior restaurant and bar employees could have a material adverse impact on the ability of such club to compete within the industry.

Competition among online adult entertainment providers is intense for both content and viewer spending. AYA’s competition for its Scoreslive.com internet site varies in both the type and quality of offerings, but consists primarily of other premium pay services. The availability of, and price pressure from, more explicit content on the Internet, frequently offered for free, also presents a significant competitive challenge to AYA.  The Internet is highly competitive, and Scoreslive.com will compete for visitors, subscribers, shoppers and advertisers. We believe that the primary competitive factors affecting AYA’s Internet operations include brand recognition, the quality of content and products, pricing, ease of use, and sales and marketing efforts. We believe that AYA and Scoreslive.com have the advantage of leveraging the power of our Scores brand across multiple media platforms.

Employees

At the present time, we have one (1) employee who is not covered by any collective bargaining agreement. We believe that our relationship with our current employee is satisfactory.

Government Regulation

Our licensees are subject to a variety of governmental regulations depending upon the laws of the jurisdictions in which they operate. The most significant governmental regulations are described below.

Liquor Licenses

Our licensees are subject to state and local licensing regulation of the sale of alcoholic beverages. We expect licensees to obtain and maintain appropriate licenses allowing them to sell liquor, beer and wine. Obtaining a liquor license may be a time consuming procedure. In New York, for example, a licensee must make an application to the New York State Liquor Authority (the “NYSLA”) for a liquor license regarding its proposed nightclub. The NYSLA has the authority, in its discretion, to issue or deny such a license request. The NYSLA typically requires local community board approval in connection with such grants. Approval is usually granted or denied within 90-120 days from the initial application date, but can take longer in certain circumstances. Other jurisdictions have their own procedures.

Present law in Los Angeles, California prohibits all adult entertainment cabaret venues with topless dancing from obtaining liquor licenses.

The liquor license for Scores West was suspended by the NYSLA in February 2007 and revoked in March 2008.  The New York Appellate Court for the County of New York (the “Appellate Court”) confirmed the revocation in November 2008.  Because of the common ownership between Scores West and Scores East, the NYSLA began proceedings to revoke the liquor license of Scores East.  Scores East surrendered its liquor license in December 2008 and that club is no longer operating. The termination of both the Scores West and Scores East liquor licenses and the related closing of those clubs has had a material adverse effect on our business.

We cannot assure you that our licensees will obtain liquor licenses or that, once obtained, they will be able to maintain their liquor licenses or assign or transfer them if necessary. Licenses to sell alcoholic beverages must typically be renewed annually and may be revoked or suspended for cause, including any regulatory violation by the nightclub or its employees. If one of our current licensees failed to maintain a liquor license, this would have a material adverse effect on our business and that of the licensee.

"Cabaret" Licenses

Our licensees typically request, although it may not be a requirement, a cabaret license in regards to the operations of their nightclubs. Although not a requirement in all states, some mandate that adult entertainment licenses be obtained prior to the operation of an adult nightclub. For example, one of our formerly affiliated clubs requested and was granted a cabaret license for its nightclub by the City of New York’s’ Department of Consumer Affairs (the "DCA"). In making its decision, the DCA determined that the proposed use met all zoning requirements and that the building was fit to operate the nightclub business in accordance with the codes and standards. Although we expect our licensees to have cabaret or adult entertainment licenses in place as may be required by local law, there is no assurance that any such licenses will remain effective or that they could be assigned or transferred if necessary. If one of our licensees failed to maintain a required license, this would have a material adverse effect on our business.

Zoning Restrictions

Adult entertainment establishments must comply with local zoning restrictions and these restrictions can often be stringent. One example of stringent zoning regulations is that of New York City, which requires that an adult entertainment business that operates in an area zoned as residential or in areas zoned commercial that prohibits adult entertainment establishments not devote more than either 40% or more of its space available to customers or 10,000 square feet for adult entertainment activities. Although we expect our licensees to operate within "zoned" areas, we cannot assure you that local zoning regulations will remain constant, or that if changed, our licensees will be able to continue operations under our Scores brand name trademark. If zoning regulations were to restrict the operations of one of our licensees, this could have a material adverse effect on our business.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. PROPERTIES.

In July 2007, we began to lease from Go West, on a temporary, month-to-month basis, approximately 700 square feet of office space located at the West 27th Street Building.  As of July 1, 2008, we lease this space directly from Westside Realty of New York, owner of the West 27th Street Building.  The majority owner of Westside Realty is Robert M. Gans.  We pay $5,000 per month, including overhead costs, for our office space.

As of July, 2007, we terminated our lease of approximately 500 square feet of office space in White Plains, New York.

ITEM 3. LEGAL PROCEEDINGS.

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. The Las Vegas club ceased operating and, as of December 31, 2008, EMS had received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the

Supreme Court of the State of New York, County of New York (the “SCNY”), on July 23, 2008. DIF&B was required to file an answer by August 23, 2008, but did not do so. As a result, EMS filed an application for a default judgment and the SCNY appointed a referee to determine damages. The referee determined that damages in the amount of $216,000, with interest, should be paid to EMS.  This amount must be confirmed by the SCNY in a final judgment.  If such a judgment is rendered by the SCNY, we will attempt to collect on the judgment.  We will be entitled to all monies so collected, pursuant to the Assignment Agreement with EMS and 333.

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

On April 18, 2008, co-defendant Go West filed for bankruptcy.

On behalf of ourselves and the other defendants we filed a motion to dismiss that portion of the Complaint that asserted State law class action allegations; we also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; we opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004. The case is stayed as against Go West pursuant to the bankruptcy law. The Court directed that notice be sent to all potential class members. On May 29, 2008, we filed an answer to plaintiffs’ second amended complaint. Discovery into both the procedural and substantive issues is ongoing, as are settlement negotiations.

In February 2007, the City of New York (the “City”) sought to close Scores West claiming that it presented a public nuisance. The City alleged that this nightclub was used for purposes of prostitution; the case was dismissed by the City of New York and no charges were sought against Scores West or us. In February, 2007, the New York State Liquor Authority (the “NYSLA”) began a review of the license held by Scores West and issued an Emergency Summary Order of Suspension of the Scores West liquor license on February 21, 2007. Go West, the owner of Scores West, filed a pleading with the NYSLA on behalf of Scores West. After a temporary adjournment and a series of hearings in front of an administrative law judge, on February 4, 2008, this judge sustained all charges against Scores West. A NYSLA hearing was held on March 6, 2008 and the NYSLA revoked the Scores West Liquor license. On March 18, 2008, the New York State Appellate Division, First Department (the “Appellate Court”) granted an interim stay of the liquor license revocation pending a review by the full bench of the Appellate Court. On April 15, 2008 the Appellate Court decided to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. Go West filed with the Appellate Court for a reconsideration of its decision, which was denied. As a result of this outcome, Scores West has closed. The Appellate Court decided to hear this case on the merits and, on October 3, 2008, found in favor of the NYSLA, upholding the NYSLA’s revocation of the Scores West Liquor License. Go West subsequently filed a motion for re-argument before the Appellate Court and/or leave to appeal to the New York Court of Appeals.  This further motion was withdrawn by Go West.

On April 18, 2008, Go West filed a voluntary petition for bankruptcy with the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”), under Chapter 11 of the U.S. Bankruptcy Code. This filing followed the April 15, 2008 Appellate Court decision to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. As of the date hereof, an Official Committee of Unsecured Creditors has not been formed nor has a Trustee or Examiner been appointed in this case. Go West’s bankruptcy case is pending in the Bankruptcy Court, Case No. 08-11420. The United States Trustee in this case filed a motion seeking the dismissal or conversion of Go West’s Chapter 11 case as Go West is no longer operating. That motion was granted by the Bankruptcy Court and an order will be entered once Go West completes its stipulations with the Internal Revenue Service (regarding the payment of unpaid federal taxes) and the New York State Department of Taxation (regarding a payment plan for state taxes due).

Scores West has permanently lost its liquor license and has closed its business.  As a result, we are no longer able to receive royalty revenues from Go West, owner of that club.  In 2006, royalty revenues from Scores West amounted to 31% of our royalties.  We did not receive any revenue from Scores West in 2008 or in 2007.  Because Scores West has closed, the ability of Go West to make payments under the Note (defined below) has been severely impaired. The Note is currently in default. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bad Debt Expense.

On May 2, 2008, the NYSLA gave notice of its pleading to 333, the owner of Scores East, in connection with its proceeding to cancel or revoke the liquor license of Scores East, based on its revocation of the Scores West liquor license. (Scores West and Scores East were related by common ownership.) On July 2, 2008, the NYSLA gave 333 a notice of hearing set for August 19, 2008. Based on the filing with the NYSLA of a conditional no-contest plea, this hearing was adjourned.  333 has since surrendered its liquor license for Scores East and that club has permanently closed.  Because of these developments, we are no longer able to receive royalty revenues from Scores East, which in 2006, amounted to 28% of our royalties.  We did not receive any revenue from Scores East in 2008 or in 2007.

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. We have recently answered a third amended complaint and participated in a Preliminary Conference to establish the discovery schedule. Examinations before trial of the parties have been completed and non-party depositions are now being taken. The plaintiff has not yet undergone the required physical examination. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

On December 11, 2006, SMG, our former affiliate and owner of the club in North Miami, Florida, filed for bankruptcy with the United States Bankruptcy Court for the Southern District of New York. In connection therewith, it terminated its license agreement with EMS whereby it was authorized to use our intellectual property. At the time of its filing, SMG owed us $16,661 for unpaid merchandise, which we subsequently reserved as bad debt. SMG emerged from bankruptcy in September 2008 under a plan or reorganization pursuant to which all general, unsecured debt was discharged, including the $16,661 owed to us.

On March 31, 2006, Richard K. Goldring, our former president, chief executive officer and principal shareholder pled guilty to one count of offering a False Instrument for Filing in the First Degree pursuant to a plea agreement with the District Attorney of the County of New York (the "DA"). In the event that within one year of the date of the entry of the guilty plea, Mr. Goldring resigns from all "control management positions" that he holds in publicly traded companies, including ours, and divests himself of all "control ownership positions" in publicly traded companies, including ours, and satisfies certain other conditions, the DA will recommend a sentence of probation. In this context, a “control management position” is a role, official or unofficial, by which he substantially directs the decisions of a company, and a “control ownership position” is a position in which he controls, directly or indirectly more than 9% of the voting stock or other securities of a company, or stock or securities that have the capability of being converted into voting stock or other securities of a company. The plea agreement resolved the DA's investigation against Mr. Goldring and us. No charges were brought against us.

To comply with the plea agreement between Richard Goldring and the District Attorney of the County of New York, on September 4, 2008, Mr. Goldring transferred his 76,080,958 shares of our common stock (the “Goldring Shares”) to Ira Altchek as trustee (the “Trustee”). According to the terms of the Voting Trust Agreement by and between Mr. Goldring and the Trustee dated September 4, 2008, the Trustee had the right to exercise all rights and powers of a shareholder of the Company with respect to the Goldring Shares, including, without limitation, the sole and exclusive right to vote the Goldring Shares, while Mr. Goldring maintained the right to sell the Goldring Shares at any time. The Goldring Shares represented approximately forty six percent (46%) of the outstanding capital stock of the Company as of the December 31, 2008.  On January 27, 2009, Mr. Goldring sold all of the Goldring Shares in a private transaction with Buyer, as further discussed above.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

Quarter Ended	High Bid	Low Bid

March 31, 2007	.027	.01
June 30, 2007	.023	.009
September 30, 2007	.011	.005
December 31, 2007	.00981	.004
March 31, 2008	.011	.002
June 30, 2008	.01	.003
September 30, 2008	.0045	.001
December 31, 2008	.003	.0011

Holders

As of March 31, 2009, there were approximately 579 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

For the year ended December 31, 2008 (the “2008 period”) compared to the year ended December 21, 2007 (the “2007 period”).

Revenues:

Revenues decreased 62% to $187,255 for the 2008 period from $487,542 for the 2007 period.  This decrease was attributable primarily to the following factors:  The Las Vegas night club was sold in August 2008 and ceased licensing the Scores brand name.  As a result, revenues from that club declined 80% to $54,000 in the 2008 period from $269,000 in the 2007 period.  Additionally, the Chicago and Baltimore nightclubs experienced decreases in revenues due to the present unstable economic conditions - revenues decreased 27% to $62,118 in the 2008 period from $84,765 in the 2007 period for the Chicago club and 34% to $45,830 in the 2008 period from $69,252 in the 2007 period for the Baltimore club.  Revenues from our New Orleans nightclub increased 13% in the 2008 period from the 2007 period.  Our Lake Geneva, Wisconsin club ceased its operations in mid 2007.   Revenues from the Lake Geneva club amounted to $0 and $22,500 for the 2008 and 2007 periods, respectively.

During the 2008 period, we did not record any royalty revenue from our formerly affiliated clubs (see Bad Debt Expense below).  Royalty revenues for the 2008 period from our non-affiliate clubs in Las Vegas, Chicago, Baltimore and New Orleans accounted for 29%, 33%, 25% and 10% of those revenues, respectively.

In January 2007, AYA’s website, Scoreslive.com, began a developmental test launch of its operations and, for the 2007 and 2008 periods, generated gross revenues of more than $5,000 per month resulting in minimal royalties to us.  We believe that the Scoreslive.com website will remain in development mode during 2009, continuing to generate minimal revenues for us.

We recognize revenues as they are earned, not as they are collected.

Bad Debt Expense

As of December 31, 2008, Scores East and Scores West owed us (indirectly, through EMS) $615,476 and $184,768, respectively, in accrued and unpaid royalties.  We have decided to write off these amounts based on the NYSLA’s revocation of the Scores West liquor license and the subsequent permanent closing of that club and the related Scores East surrender of its liquor license and the permanent closing of that club.  Additionally, in connection with Go West’s construction of the Scores West club, we loaned Go West $1,636,264 in exchange for a promissory note from Go West (the “Note”).  The Note has not been repaid and, as of December 31, 2008, $1,867,310 (including accrued interest) remained due under the Note. As of December 31, 2006, we reserved the entire $1,867,310, of the Note plus interest, as a bad debt expense.  As of the 2007 period, we began forgoing interest on the Note.

Any cash received from the owners of our formerly affiliated clubs (Scores East and Scores West) has been applied as a reversal of the bad debt expense when received.  In 2008, we reversed bad debt expense in the amount of $35,928 for cash collected from Scores West and $614,788 for cash collected from Scores East.  This later amount included $14,788 in cash and

$600,000 deemed paid to EMS (owner of Scores East) in consideration of our repurchase from EMS of all Licensing Rights and Royalty Rights under the MLA.

Operating Expenses:

Operating expenses decreased during the 2008 period to $422,873 from $773,025 during the 2007 period.  Because of the termination in 2008 of the sublicense between EMS and DIF&B, owner of the Las Vegas club, and the significant reduction in royalties received from our other licensees, we had to reduce our administrative costs significantly to match the related short fall in our revenue for the year.  Our revenues from the Las Vegas club as a percentage of our total royalty revenues decreased to 29% in the 2008 period from 58% in the 2007 period and, as a result, we reduced our rent, salaries, legal, public relations and business development costs by approximately $350,000 in the 2008 period from the 2007 period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by next operating losses.

Net Income (Loss) (per share):

Our net income for the 2008 period was $131,122 or $0.00 per share versus a net (loss) of $(356,429) or $(0.00) per share for the 2007 period.  This change from a net (loss) to a net income from the 2007 period to the 2008 period can be attributed, primarily, to the reduction by $350,000 in our administrative costs in the 2008 period, as a result of our decrease in revenue from the Las Vegas club, and the reversal of bad debt for Scores East in the amount of $600,000, as a result of our repurchase from EMS of rights under the MLA.   Additionally, as a result of our belief that the carrying amount of the Scores trademark exceeded its fair or net present value for the 2008 period, we recognized and recorded an impairment loss in the amount of $281,216 for the 2008 period.  We based this impairment loss on the various adverse implications resulting from the permanent closing of the Scores East and Scores West clubs.

Net income per share data for both the 2008 and 2007 periods is based on net income available to common shareholders divided by the weighted average of the common shares outstanding.

Liquidity and Capital Resources

 At December 31, 2008, we had $173 in cash and cash equivalents compared to $173 in cash and cash equivalents at December 31, 2007.

On February 28, 2007, our then President, Chief Executive Officer, Director and majority stockholder, Richard Goldring resigned from each of his positions, and terminated his employment with us.  Under the terms of his employment agreement dated March 31, 2003, we are obligated to pay Mr. Goldring a $1 million termination fee. Because of our lack of cash and other business related reasons, we have not paid Mr. Goldring this fee  We were negotiating a settlement with Mr. Goldring but we did not reach an agreement with him on the amount and terms of payment to be made to him and these negotiations are currently on hold.

In 2006, we reserved a bad debt expense of approximately $3.4 million in recognition of the impaired ability of Go West and 333 to pay royalties due us with respect to Scores West and Scores East, respectively, and of Go West to make payments to us under the Note. See - Bad Debt Expense.

Scores West accounted for 0% of our royalty revenue in both 2008 and 2007.  As of December 31, 2008, Scores West owed us $184,768 in unpaid royalties that will not be paid because that club lost its liquor license and has permanently closed.

In connection with our divestiture of stock of Go West, we loaned Go West $1,636,264 in return for the Note secured by Go West’s leasehold interest on the West 27th Street Building. The Note bore interest at 7% and was scheduled for maturity on October 1, 2008. Go West is currently in default under the Note, and as at December 31, 2008 owed us $1,867,310 which includes accrued interest of $355,189. We did not receive any interest payments on the Note during the 2008 period.  Since April 18, 2008, Scores West has been in bankruptcy and its ability to make payments under the Note has ceased.

Scores East, accounted for 0% of our royalty revenue in both 2008 and 2007 respectively. As of December 31, 2008, Scores East owed us $615,476 in royalties.  This balance is net of (i) approximately $14,788 in cash received from Scores East and applied against royalty payments due and (ii) $600,000 in credits that were offset against royalties due from Scores East.  This offset was the result of our purchase of the Royalty Rights and Licensing Rights under the MLA from EMS.  During the 2008 period, we retained approximately $146,682 in cash royalties received directly from our Chicago non-affiliated club but due to EMS under the terms of the MLA.   We retained that amount rather than remitting it to EMS to help cover our shortfalls in cash flow. As a result of the Transfer and the related Assignment Agreement, we applied the $146,682 against the outstanding royalties we owed to EMS as of December 31, 2008.

We have incurred losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2008 we had an accumulated deficit of $(5,971,761). As of December 31, 2008, we had total current assets of $14,018 and total current liabilities of $155,808 or negative working capital of $(141,790). As of December 31, 2007, we had total current assets of $47,213 and total current liabilities of $207,743 or negative working capital of $(160,530). The increase in the amount of our working capital has been primarily attributable to our inability to collect on the outstanding receivables due from our formerly affiliated clubs, Score East and Scores West.  As of December 31, 2008, both of these clubs have permanently closed and cash to extinguish the outstanding royalties due from these clubs will not be available for payment to us from them or their owners, 333 and Go West, respectively.  Given our lack of cash, we were able to control our outstanding debt during the 2008 period by making significant reductions in our administrative costs.

We presently do not have any available credit, bank financing or other external sources of liquidity to fund our operations.  We will need to obtain additional capital in order to meet our working needs and to continue to execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private or institutional lenders. Because of recent problems in the credit markets, steep stock market declines, financial institution failures and government bail-outs, there can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash, which would also require us to seek financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders.  Our future liquidity and capital requirements will depend upon numerous factors, including the success of our adult entertainment licensing business.

Compliance with Sarbanes-Oxley

The amount of royalties owed to us from our formerly affiliated nightclubs, Scores East and Scores West, and including our formerly affiliated nightclub in North Miami, Florida, during 2008 totaled $816,905. The amount owed at December 31, 2007 was $1,467,226. Cash received as partial payment on these receivables during the 2008 period and the 2007 period totaled $50,715 and $73,250, respectively. We received no payments of principal or interest on the Note during these periods.

As we and our formerly affiliated clubs and the North Miami club were under common control until January 27, 2009, we are mindful that those royalties’ receivables could have taken on the appearance of prohibited loans under Section 402 of the Sarbanes-Oxley Act of 2002. We do not believe, however, that these receivables were prohibited loans as we exercised our best commercial efforts to reduce the amount due under these receivables.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

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

Revenue Recognition

Revenues for the 2008 period and the 2007 period were derived predominately from royalties. We apply judgment to ensure that the criteria for recognizing revenues are consistently applied and achieved for all recognized sales transactions.

Long-Lived Assets (including Tangible and Intangible Assets)

We acquired the “Scores” trademark to market and conduct a global business strategy. Such costs affected the amount of future period amortization expense and impairment expense that we incur and record as cost of sales. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to the intangible and tangible assets on a quarterly basis or when evidence, events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to these assets are based on operational performance of our business, market conditions and other factors. Future events could cause us conclude that impairment indicators exist and that other tangible or intangible assets is impaired.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2008 and 2007 are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.[T]  CONTROLS AND PROCEDURES.

(a) Management’s Annual Report on Internal Control Over Financial Reporting. The management of Scores Holding Company, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our senior management, consisting of Curtis Smith, our acting chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our acting chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP).  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on those criteria. The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company’s CFO and Acting CEO has been the only individual involved in the accounting and financial reporting functions for the Company.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, the Company retained accounting personnel who perform high end monthly accounting services. The CFO and members of the Board examine and approve all cash transactions and make inquiries to variances with respects to our new accounting personnel.   We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

ITEM 9B.   OTHER INFORMATION.

On April 14th 2008, Elda Auerbach resigned from our Board of Directors.  Ms. Auerbach’s esignation did not result from any disagreement between her and us.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of April 13, 2009, with respect to our sole director and executive officer.

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

Name	Positions Held	Age	Date of Election or Appointment as Director

Curtis R. Smith	Chief Financial Officer, Acting Chief Executive Officer and Director	40	September 26, 2006

The following is a brief account of the business experience during the past five years or more of our sole directors and executive officer.

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

Board of Directors

None of our directors receive any remuneration for acting as such.  Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees have been appointed to date.  Accordingly, we do not have an audit committee or an audit committee financial expert.  Similarly we do not have a nominating committee or a committee performing similar functions.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future.

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

To the best of our knowledge, during the fiscal year ended December 31, 2008, none of our officers or directors failed to file a required report in a timely manner.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”  Our current director who is also our sole officer is not independent.

Code of Ethics

Due to the scope of our current operations, as of December 31, 2008, we have not adopted a code of ethics for financial executives, which include our principal executive officer, Chief Financial Officer or persons performing similar functions. Our decision to not adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2008 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2008 that received annual compensation during the fiscal year ended December 31, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Curtis Smith	2008	79,015	0	0	0	0	0	0	79,015
Acting Chief Executive Officer	2007	120,000	0	0	0	0	0	0	120,000
Chief Financial Officer (1)

(1)	Curtis Smith became our Chief Financial Officer on September 26, 2006 and Acting Chief Executive Officer on June 25, 2007.

The terms of Mr. Smith’s employment agreement with us are contractor based and are reviewed every year subject to Board approval.

In October 2002, we granted non-incentive stock options to two of our then officers and employees exercisable for 85,000 shares of our Common Stock at an exercise price of $2.80 per share.

To present, we have not maintained any stock option or other incentive plans since our inception.  We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.  Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments.  During the fiscal years ended December 31, 2008 and 2007 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 31, 2009 by

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Curtis Smith	Common Stock	- 0 -	0.0%

Elda Auerbach	Common Stock	- 0 -	0.0%

All directors and executive officers as a group (2 persons)	Common Stock	- 0 -	0.0%

Mitchell’s East LLC (2) 617 Eleventh Avenue New York, NY 10036	Common Stock	88,900,230	53.8%

Estate of William Osher (3) 2955 Shell Road Broklyn, NY	Common Stock	13,886,059	8.4%

(1)	Based upon 165,186,124 shares of Common Stock issued and outstanding as at March 31, 2009.

(2)
Robert M. Gans is the sole owner of Mitchells East LLC.  The principal business address of Mr. Gans is 617 Eleventh Avenue, New York, NY 10036.  Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which. H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the SPA.

(3)
William Osher passed away in August, 2007.  H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Richard Goldring owned approximately 46% of our outstanding common stock until January 27, 2009 when he sold all of his shares to Buyer pursuant to the SPA. He resigned as our President, Chief Executive Officer and director on February 28, 2007.  Elliot Osher owned approximately 8.8% of our common stock until January 27, 2009 when he sold all of his shares to Buyer pursuant to the SPA.  The estate of William Osher currently owns approximately 8.8% of our common stock.  Harvey Osher claims ownership of those Decedent Owned Shares and, pursuant to the SPA, has agreed to transfer them to Buyer (as discussed above).

Agreement with EMS

EMS is one third owned by each of Richard Goldring, Elliot Osher and Harvey Osher. On March 13, 2003, we entered into the MLA with EMS.  Under the MLA, EMS was required to pay us 100% of the royalties received from the formerly affiliated clubs and 50% of the royalties received from non-affiliated clubs.  The MLA had been amended in late 2006 to add a provision which stated that so long as a shareholder, officer or director of EMS served at the same time as an officer or director of ours, EMS would pay us 100% of the royalties it received from non-affiliated clubs. The revised MLA stated that this provision had always been the intention and practice of the parties. On February 28, 2007, this condition ceased to be fulfilled as Richard Goldring resigned as our President, Chief Executive Officer and Director and, as a result, as of that date our receipt of royalties generated from non-affiliated clubs reverted to the 50% level.

Transactions with 333

333, the owner and operator of Scores East, is two thirds owned by Richard Goldring and one third owned by Elliot Osher. Both Richard Goldring and Elliot Osher were our stockholders until January 27, 2009.  Richard Goldring was our President, Chief Executive Officer and director until his resignation on February 28, 2007. On October 1, 2003, EMS sublicensed our Scores trade name to 333 for the Scores East club.  Royalties earned during the 2008 period and the 2007 period were foregone by us due to matters resulting in the Scores East surrender of its liquor license and related the closing of the Scores East club.  Royalties owed to us by EMS relating to the Scores East sublicense at December 31, 2008 and December 31, 2007 were $615,478 and $1,230,263, respectively.

During the 2008 period, we retained approximately $146,682 in cash royalties received from our Chicago non-affiliated club.  Pursuant to the MLA, we were obligated to remit this amount to EMS but we retained it to help cover our shortfalls in cash flow. As a result of the Transfer and related Assignment Agreement, we applied the $146,682 against the outstanding royalties balance we owed to EMS as of December 31, 2008.

Transactions with Go West

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

Also, on March 31, 2003, EMS sublicensed the Scores trade name to Go West for its Scores West nightclub.  Royalties earned during the 2008 period and the 2007 period were foregone by management due to matters which led to the revocation in 2008 of the Scores West liquor license by the NYSLA.  Royalties owned to us by EMS relating to the Scores West sublicense at December 31, 2006 and December 31, 2007 were $184,768 and $220,302, respectively.

Obligations to Richard Goldring

On February 28, 2007, our then President, Chief Executive Officer, Director and majority stockholder, Richard Goldring resigned from each of his positions, and terminated his employment with us.  Under the terms of his employment agreement dated March 31, 2003, we are obligated to pay Mr. Goldring a $1 million termination fee. Because of our lack of cash and other business related reasons, we have not paid Mr. Goldring this fee  We were negotiating a settlement with Mr. Goldring but we did not reach an agreement with him on the amount and terms of payment to be made to him and these negotiations are currently on hold.

Executive Offices

Beginning July 1, 2004, we leased 2,400 square feet of office space in New York, New York, from Go West for our executive offices, paying $20,000 per month and offsetting this amount against royalties owed to us by Go West. On March 1, 2007, we terminated this lease.  As of July 2007, we began to apply a monthly credit of $5,000 to the outstanding royalties owed to us by Go West relating to our occupancy, including overhead costs, on a temporary, month-to-month basis, of approximately 700 square feet of office space located at the West 27th Street Building.

As of July 1, 2008, we lease our 700 square feet of office space from Westside Realty of New York, owner of the West 27th Street Building.  The majority owner of Westside Realty is Robert M. Gans who purchased the stock of Westside Realty from Richard Goldring and  Elliot Osher.  We pay $5,000 on a month to month basis, including overhead costs, for this office space.

Go West Construction Loan

In consideration of payments made by us on behalf of Go West for construction of Scores West, on March 31, 2003, Go West issued to us the Note.  The Note was a five year promissory note for $1,636,264.08 which bore simple interest at a rate of 7% per year and was scheduled for maturity on October 1, 2008. Go West is in default under the Note. As of December 31, 2008, Go West owed us $1,867,310 under the Note, which includes $355,189 in accrued and unpaid interest. During the 2008 period and the 2007 period, $0 and $0 were paid in principal and interest on the Note, respectively. At the time, Go West’s primary asset was a 20-year lease on the West 27th Street Building where it built its nightclub, Scores West.   The Note was secured by Go West’s leasehold interest in the West 27th Street Building. Go West has since relinquished its leasehold in the West 27th Street Building to Westside Realty of New York and we do not expect to collect on the Loan.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008	Fiscal year ended December 31, 2007
Audit fees (1)	$20,000	$25,000
Audit-related fees (2)	12,000	15,000
Tax fees (3)	3,000	4,000
All other fees (4)	—	—
Total fees	$35,000	$44,000

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

Audit Committee’s Pre-Approval Practice.

Inasmuch as we do not have an audit committee, our board of directors performs the functions of an audit committee.  Section 10A(i) of the Exchange prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

All audit services were approved by our Board of Directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Scores Holding Company, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1	2	Agreement and Plan of Reorganization dated June 22, 1998 between Olympus M.T.M. Corporation and The Internet Advisory Corporation (1)
2.2	10	Reorganization Agreement dated December 30, 1999 between The Internet Advisory Corporation and Richard Goldring (2)
2.3	99	Plan of Reorganization and Disclosure Statement dated November 14, 2001 filed in Bankruptcy Court (3)
2.4	2.1	Acquisition Agreement dated March 11, 2002 among the Registrant Go West Entertainment, Inc., Richard Goldring, William Osher, and Elliott Osher (4)
2.5	2.1	Agreement and Plan of Merger dated August 7, 2002 among HEIR Holding Company, Inc., Scores Acquisition Corp. and the Registrant (5)
2.6	2.1	Acquisition Agreement, dated March 31, 2003 among the Registrant, Go West Entertainment, Inc., Richard Goldring, William Osher, and Elliott Osher (6)
2.7	2.1	Agreement and Plan of Merger, dated August 12, 2004, among the Registrant, SCRH Acquisition Corp. and Aciem Management, Inc (7)
2.8	2.2	Amendment No. 1 to Acquisition Agreement, dated August 12, 2004, among the Registrant, Go West Entertainment, Inc., Richard Goldring, William Osher, and Elliott Osher (7)

Exhibit No.	SEC Report Reference Number	Description
10.1		License Agreement between HEIR Holding Company, Inc. and Go West Entertainment, Inc.*
10.2		Amendment to License Agreement dated August 15, 2001*
10.3	10.1	Convertible Debenture Purchase Agreement dated August 7, 2002 between HEIR Holding Company, Inc. and HEM Mutual Assurance Fund, Ltd (8)
10.4	10.1	$1,000,000 Convertible Debenture Issued to HEM Mutual Assurance Fund, Ltd by HEIR Holding Company, Inc. (8)
10.5	10.3	Loan Agreement and Promissory Note dated August 7, 2002 between the Registrant and HEM Mutual Assurance Fund, Ltd (8)
10.6	10.3	Promissory Note dated August 7, 2002 issued to HEM Mutual Assurance Fund, Ltd by the Registrant (8)
10.7	10.2	Convertible Debenture Purchase Agreement dated August 7, 2002 between the Registrant and HEM Mutual Assurance, LLC (8)
10.8	10.2	Termination Warrant dated August 7, 2002 issued to HEM Mutual Assurance, LLC by the Registrant, dated March 31, 2003 (8)
10.9	10.2	Special Registration Rights Agreement dated August 7, 2002 between the Registrant and HEM Mutual Assurance, LLC (8)
10.10	10.2
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

10.14	10.1	Collateral Loan Agreement dated April 1, 2002 between the Registrant and Interauditing, Srl (11)

Exhibit No.	SEC Report Reference Number	Description
10.15	10.18	Advisory Agreement dated March 2003 among Maximum Ventures, Inc., Jackson Steinem, Inc. and the Registrant (12)
10.16	10.1	Employment Agreement dated July 1, 2002 between the Registrant and Richard Goldring (9)
10.17	10.20	Stock Option Agreement dated October 22, 2002 between the Registrant and Richard Goldring (12)
10.18	10.21	Stock Option Agreement dated October 22, 2002 between the Registrant and Elda Auerback (12)
10.19		Promissory Note for $250,000 issued by the Registrant to Arnold Feldman *
10.20	10.1	Secured Promissory Note issued by Go West Entertainment, Inc. to the Registrant (6)
10.21	10.2	Master License Agreement, dated March 31, 2003 between the Registrant and Entertainment Management Services, Inc. (6)
10.22	10.3	Sublicense Agreement, dated March 31, 2003, between Entertainment Management Services, Inc. and Go West Entertainment, Inc. (6)
10.23	10.4	Employment Agreement, dated March 31, 2003, between the Registrant and Richard Goldring (6)
10.24	10.5	Amendment to Intellectual Property Agreement, dated March 31, 2003, between the Registrant and Scores Entertainment, Inc. (6)
10.25	10.28	Loan Modification Agreement, dated December 16, 2003, between the Registrant and HEM Mutual Assurance Fund Limited (13)
10.26	2.1	Agreement and Plan of Merger, dated August 12, 2004, between the Registrant, SCRH Acquisition Corp. and Aciem Management, Inc. (14)
10.27	10.32	Sublicense Agreement, dated March 31, 2003, between Entertainment Management Services, Inc. and Go West Entertainment, Inc. (15)
10.28	10.28	Sublicense Agreement, dated June 13, 2003, between Entertainment Management Services, Inc. and Stone Park Entertainment (15)

Exhibit No.	SEC Report Reference Number	Description
10.29	10.29	Sublicense Agreement, dated February 27, 2004, between Entertainment Management Services, Inc. and Club 2000 Eastern Avenue, Inc. (15)
10.30	10.31	Sublicense Agreement, dated July 27, 2004, between Entertainment Management Services, Inc. and DBD Management, Inc. (15)
10.31	10.30	Sublicense Agreement, dated January 3, 2005, between Entertainment Management Services, Inc. and SMG Entertainment, Inc. (15)
10.32		Sublicense Agreement, dated July 28, 2005, between Entertainment Management Services, Inc. and DDII, LLC. (22)
10.33	10.33	Sublicense Agreement, dated October 27, 2005, between the Registrant and D.I. Food & Beverage of Las Vegas (16)
10.34	10.34	Sublicense Agreement, dated November 16, 2005, between Entertainment Management Services, Inc. and DDL of Los Angeles LLC (16)
10.35	10.35	Sublicense Agreement, dated November 16, 2005, between Entertainment Management Services, Inc. and Bash Entertainment, LLC (16)
10.36	10.1	Employment Agreement, dated January 1, 2006, between the Registrant and Richard Goldring (17)
10.37	10.1	Recission Agreement, dated September 25, 2006, between the Registrant and Richard Goldring (18)
10.38	10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc. (16)
10.39	10.1	Amended and Restated Master License Agreement, dated November 13, 2006, between the Registrant and Entertainment Services, Inc. (19)
10.40	10.1	Employment Agreement, dated March 1, 2007, with Alex Amoriello (20)
10.41	10.41	Lease, dated March 6, 2007, between the Registrant and HQ Global Work Places (16)
10.42	10.42	Sublicense Agreement, dated April 2, 2007, between Entertainment Management Services, Inc. and Silver Bourbon, Inc. (16)

Exhibit No.	SEC Report Reference Number	Description
10.43	10.43	Amendment to Employment Agreement, dated May 7, 2007, between the Registrant and Alex Amoriello (16)
10.44	10.1	Transfer Agreement by and among the Registrant, 333 East 60th Street Inc. (“333”) and Entertainment Management Services, Inc. (“EMS”) dated as of December 9, 2008
10.45	10.2	Cancellation Agreement by and among the Registrant and EMS dated as of January 27, 2009
10.46	10.3	Assignment and Assumption Agreement by and among the Registrant, 333 and EMS dated as of January 27, 2009
10.47	*	License Agreement, dated January 27, 2009, between the Registrant and I.M. Operating LLC
16	16.1	Letter, dated February 28, 2005, from Radin, Glass &Co., LLP (21)
21	21	Subsidiaries - As of March 31, 2009, we had one subsidiary: Scores Licensing Corp.
31.1/31.2	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*  filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

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

(17)
Filed with the Securities and Exchange Commission on September 2, 2008 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference

(18)
Filed with the Securities and Exchange Commission on September 13, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 12, 2006, which exhibit is incorporated herein by reference.

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

(23)
Filed with the Securities and Exchange Commission on May 17, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.

(24)	Included in Exhibit 31.1.

(25)	Included in Exhibit 32.1.

In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2009
SCORES HOLDING COMPANY, INC.

By:  /s/ Curtis R. Smith

Curtis R. Smith
Acting Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Curtis R. Smith	Acting Chief Executive Officer, Chief Financial and Accounting Officer	April 15, 2009
Curtis R. Smith

PART IV – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Scores Holding Company, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scores Holding Company, Inc. as of December 31, 2008 and 2007 and the results of its operations, stockholders’ deficit and cash flows for each of the years ended December 31, 2008 and 2007, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Scores Holding Company, Inc. will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficit as of December 31, 2008.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
April 9, 2009

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$173	$173
Licensee receivable – including affiliates – net	13,845	25,217
Prepaid expenses	—	1,123
Inventory	—	20,700
Total Current Assets	14,018	47,213

INTANGIBLE ASSETS, NET	333,332	220,950
	$347,350	$268,163

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$128,826	$126,965
Bank overdraft	20,982	—
Notes payable	—	20,000
Due to EMS – Related party	—	44,978
Related party payable	6,000	15,800
Total Current Liabilities	155,808	207,743

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 and 165,186,124 issued and outstanding,respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(5,971,761)	(6,102,883)
Total Stockholders’ equity	191,542	60,420
	$347,350	268,163

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

REVENUE

Royalty	$186,880	$464,686
Merchandise	375	14,856
Public relations	—	8,000

Total	187,255	487,542

COST OF MERCHANDISE SOLD	21,559	54,054

GROSS PROFIT	165,696	433,488

GENERAL AND ADMINISTRATIVE EXPENSES	422,873	773,025
LOSS ON IMPAIRMENT OF INTANGIBLE	281,216	—
BAD DEBT EXPENSE (RECOVERY)	(669,515)	16,892

INCOME (LOSS) FROM OPERATIONS	131,122	(356,429)

INCOME (LOSS) BEFORE INCOME TAXES	131,122	(356,429)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$131,122	$(356,429)

NET INCOME (LOSS) PER SHARE BASIC and DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING – BASIC and DILUTED	165,186,124	165,186,124

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid in	Accu Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2006	165,186,124	$165,186	$5,998,117	$(5,746,455)	$416,848

Net loss				(356,429)	(356,429)

Balance as of December 31, 2007	165,186,124	$165,186	$5,998,117	$(6,102,883)	$60,420

Net income				131,122	131,122

Balance as of December 31, 2008	165,186,124	$165,186	$5,998,117	$(5,971,761)	$191,542

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$131,122	$(356,429)

Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Amortization	59,720	59,720
Loss on impairment of intangible	281,216	—
Bad debt recovery	(453,318)	—
Changes in Assets and Liabilities
Royalty receivable	11,372	5,572
Prepaid expenses	1,123	62,504
Inventory	20,700	48,090
Due to EMS	(44,978)	44,978
Accounts payable and accrued expenses	1,861	15,705
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	8,818	(119,860)

CASH PROVIDED BY FINANCING ACTIVITIES:
Related party payable	(9,800)	6,200
Repayment of notes payable	(20,000)	(117,500)
Bank overdraft	20,982	—
NET CASH (USED) IN FINANCING ACTIVITIES	(8,818)	(111,300)

NET (DECREASE) IN CASH	—	(231,159)

Cash and cash equivalents, beginning of the year	173	231,332
Cash and cash equivalents, end of the year	$173	$173

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—
Cash paid during the year for taxes	$3,625	$9,354

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

Note 1. Organization

Scores Holding Company, Inc. and subsidiaries (the “Company”) is a Utah corporation, formed in September 1981 and is located in New York, NY. Formerly, Internet Advisory Corporation, the Company is a licensing company that exploits the “Scores” name and trademark for franchising and other licensing options.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements of the Company include the accounts of Scores Licensing Corp.

Note 2. Summary of Significant Accounting Principles

BASIS OF PRESENTATION - Going Concern

Scores Holding Company, Inc. and Subsidiaries (“SCRH”) has incurred cumulative losses totaling $(5,971,761) through December 31, 2008 and has a working capital deficit of $(141,790) at December 31, 2008.  Because of these conditions, SCRH will require additional working capital to develop business operations. SCRH intends to raise additional working capital through the continued licensing of the brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that SCRH will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support SCRHs’ working capital requirements. To the extent that funds generated from any future use of licensing, are insufficient, SCH will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to SCRH.   If adequate working capital is not available SCRH may not increase its operations.

These conditions raise substantial doubt about SCRHs’ ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should SCRHs’ be unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company items and transactions have been eliminated in consolidation

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents.  There are times where cash may exceed $250,000, the FDIC insured limit.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

Inventory

Inventory consists primarily of finished goods and is valued at the lower of cost or market on a first-in first-out “FIFO” basis.  In performing our cost valuation, we consider the condition and salability of our inventory and may adjust the valuation due to anticipated changes that may materially affect its basis.  Management believes that due to the lack of movement in our inventory which has since become obsolete, was written down in the amount of $20,700 and $0 for the periods ended December 31, 2008 and 2007 respectively.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The Company believes that the carrying amount of the Scores” trademark exceeds its fair or net present value and has recognized an impairment loss in the amount of $281,216 for the year ended December 31, 2008.  This impairment was based on the various adverse chains of events and circumstances regarding the loss of our Scores East “Marquee” and Scores West clubs.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, licensee receivable, accounts payable, accrued expenses, and notes payable approximate fair value, based on the short-term maturity of these instruments.

Royalty and Notes receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts.  The balance of allowance for doubtful accounts had a balance of $2,745,084 and $3,339,800 for the December 31, 2008 and 2007 periods. In reviewing any delinquent royalty or note receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility.  Subsequent to year end 2006, we were informed through common ownership, that our former East and Westside affiliates were undergoing financial distress and that the pending matters with the State Liquor License Authority would have a material impact on cash flow and operations.  As a result, a collection for royalties and notes receivable amounting to $1,540,870 and $1,867,310 were deemed impaired as of December 31, 2006. Cash collected on these impaired royalties amounted to $35,928 and $73,250 from Scores West  and $14,788 and $0 from Scores East for the period ended 2008 and 2007.   During the 2008 period the Company purchased the Master License from EMS for $600,000 and issued a credit for $600,000 to Scores East which was applied as a reversal to bad debt expense.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

Advertising Costs

The costs of advertising are expensed as incurred. The advertising expenses for the years ended December 31, 2008 and 2007 are $10,184 and $16,731 respectively.

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

There were no stock options issued during the year.  We have recorded no compensation expense for stock options granted to employees during the year ended December 31, 2008 and 2007.In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Assumptions utilized computing fair value under the Black Scholes model are as follows:

	For the year ended
	December 31,
	2008	2007

Risk free interest rate	.37%	3.34%

Expected life	4.5 years	5.5 years

Dividend rate	0.00%	0.00%

Expected volatility	.37%	17%

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

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.”  Under the liability method, deferred taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  The Company has a net operating loss carryforward of approximately $5,985,000, which expire in the years 2015 and 2018.  The related deferred tax asset of approximately $2,650,000 has been offset by a valuation allowance.  The Company’s net operating loss carryforwards may have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

	2008	2007

Deferred tax assets:
Net operating loss carryforward	$2,650,000	$1,130,000
Receivable allowance	—	1,471,000
Less valuation allowance	(2,650,000)	(2,601,000)
Net deferred tax asset	$—	$—

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2008 and 2007, as a result of the following:

	2008	2007
Tax (benefit) at statutory rate	$46,000	$(112,000)
State and local taxes	14,000	(34,000)
Permanent differences	(109,000)	—
Change in valuation allowance	49,000	146,000
Tax due	$—	$—

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

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from four licensees who are unrelated from management of the Company. During the December 31, 2008 period end, revenues earned from royalties and merchandise sales from these unrelated licensees amounted to $187,255 and there is $13,845 due and outstanding as of December 31, 2008.  Our Baltimore and Chicago licensees account for the majority or our revenues; in 2008 Baltimore and Chicago accounted for 25% and 33% and in 2007 they accounted for 15% and 18%, respectively.  Our AYA, Scoreslive.com licensee website is still in the development stage since 2007, it has accounted for a minimal amount of our total royalty revenues to date for the 2008 period.

New Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141”) and Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.

FAS 160 require that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that FAS 160 will have on our consolidated financial statements.

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of FSP 157-2 on nonfinancial assets and nonfinancial liabilities, but do not expect the adoption to have a material impact on our consolidated financial statements.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 require disclosures of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of FAS 161, but do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP will require us to allocate the liability and equity components of the convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt. The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. Upon the retrospective implementation of this FSP, we will record an unamortized debt discount of approximately $32.6 million, which will be amortized over a period of six years from the date our convertible debt was issued. This will result in recording additional annual interest expense of approximately $5.3 million pre-tax (or approximately $3.4 million after-tax, which approximates $0.04 per share).

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instruments settlement provisions. EITF 07-5 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 07-5 will not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have a material impact on our consolidated financial statements.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

Note 3. Related-Party Transactions

a.  On January 27, 2009 which became effective on December 9, 2008, the Company and Entertainment Management Services, Inc. (“EMS”) completed the closing (the “Closing”) of the transfer from EMS to the Company of all licensing and royalty rights granted to EMS by the Company under that certain Amended and Restated Master License Agreement by and between EMS and the Company (the “MLA”).  Under the MLA, the Company had granted EMS the exclusive worldwide license for twenty years plus six five-year renewals at the option of EMS to sublicense the Company’s trademarks and related properties (the “Licensing Rights”).  Additionally, under the MLA, EMS was entitled to receive 50% of the licensing fees paid by various non-affiliated nightclubs (the Existing Sublicensees”) to EMS (the “EMS Royalty Rights”).

EMS is owned by 333 East 60th Street Inc. (“333”) and 333 is owned by the Share Sellers who are Richard Goldring and Elliot Osher.

At the Closing and pursuant to the terms of the transfer agreement by and between the Company and EMS dated December 9, 2008, EMS assigned to the Company the Licensing Rights and the EMS Royalty Rights relating to the Existing Sublicensees, free and clear of any charges, liens or other encumbrances. In consideration of these assignments, the Company credited 333 with a $600,000 payment against a $1,220,475 debt owed by 333 to the Company (the “Debt”) and provided 333 with an acknowledgement that the Debt was satisfied to the extent of the $600,000 payment.  As of December 31, 2008, the remaining balance was written off.  Additionally, at the Closing, EMS and the Company executed a cancellation and mutual release agreement canceling the MLA and terminating all of the rights and obligations of the parties thereunder.

b. Go West Entertainment, Inc.

During 2008 and 2007, the Company had a temporary month to month occupancy with Go West Entertainment, Inc., “Go West”.  The former President, Chief Executive Officer Director of the Company is also one of the two shareholders of Go West.

c. "Unwinding" transaction and Master License Agreement

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

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

In consideration of all payments made by us on behalf of Go West for the construction of the club, Go West has given to us its Secured Promissory Note in the amount of $1,636,264. The principal of the Note is payable in sixty monthly installments commencing on November 1, 2003 and ending on October 1, 2008. The first twelve monthly installments are $10,000 each. The next forty-eight installments of principal are $31,289 each. Interest at the rate of 7% per annum will accrue on the unpaid balance of principal until maturity. Interest payments are due monthly with each installment of principal commencing November 1, 2003. The Note is secured by Go West's leased interest in its New York nightclub. Interest receivable of $355,188 was due at December 31, 2008.  Due to the matter regarding the State liquor Authority and our affiliate Go West as discussed in Note 7 below. Legal Proceedings, The Company believes that collection of the $1,867,310 which includes accrued interest of $355,189 balances have been impaired and hence, reserved for the full amount outstanding of $1,867,310 as of December 31, 2008.

Note 4. Intangible Assets

Trademark

In connection with the acquisition of HEIR (also known as, Scores Licensing Company) as discussed above, the Company acquired the trademark to the name "SCORES". This trademark had a gross recorded value at December 31, 2008 of $878,318 which was derived from the initial purchase from HEIR for $250,000, $175,000 of trademark as a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. ("SEI") and Irving Bilzinsky ("Bilzinsky") and $453,318 from the result of our purchase of the Royalty Rights and Licensing Rights under the MLA from EMS in December 2008. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating.  The Company recorded $59,720 in 2008 and $59,720 of amortization expense, in 2007.   The Company estimates that amortization expense will be approximately $50,000 per year over the next five years.

The Company believes that the carrying amount of the Scores” trademark exceeds its fair or net present value and has recognized an impairment loss in the amount of $281,216 for the year ended December 31, 2008.  This impairment was based on the various adverse chains of events and circumstances regarding the closing of our Scores East “Marquee” and Scores West clubs which management believes may have materially impacted our brand.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

Note 5. Notes Payable

As a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. ("SEI") and Irving Bilzinsky ("Bilzinsky"), the Company is obligated to pay Bilzinsky, as sole shareholder of SEI, $175,000 in 18 monthly installments, which commenced on September 24, 2006, of $9,375 for each of the first 8 months and $10,000 for each of the remaining 10 months.  As of December 31, 2008 the Company paid the remaining $20,000 due on the settlement.

Note 6. Stock Option

Stock-Based Compensation Describe the option plan

In 2002, two former employees were granted stock options by the Board which expire on March 31, 2013.

Stock option activity for the two years ended December 31, 2008 is summarized as follows:

Weighted
Average
	Shares	Exercise Price

Outstanding at December 31, 2006	85,000	$2.80

Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 31, 2007	85,000	$2.80

Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 31, 2008	85,000	$2.80

All such options are vested and exercisable

The weighted average remaining contractual life and weighted average price of options outstanding at December 31, 2008 for selected exercise price ranges, are follows:

Range of Exercise prices	Number of options outstanding	Weighted Average remaining contractual life	Weighted Average exercise price	Options Exercisable	Weighted average exercise price of options exercisable

$2.80	80,000	4.75	$2.80	80,000	$2.80
2.80	5,000	4.75	2.80	5,000	2.80
$2.80	85,000	4.75	$2.80	85,000	$2.80

The aggregate intrinsic value of the Company's outstanding and exercisable options at December 31, 2008 and 2007 was $0 and $0, respectively.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

Note 7. Commitments and Contingencies

Rent expense for the year ended December 31, 2008 and 2007 was $56,000 and $101,163 respectively. In June 2007, the Company voluntarily terminated its one year lease agreement with HQ Global services, Inc. to occupy an office in White Plains and a satellite office on Park Ave in New York.  Security deposits in the amount of $7,000 were offset by the July and August rents in 2007.

In July 2007, we occupied office space from Go West, on a temporary, month-to-month basis, approximately 700 square feet of office space located at 533-535 West 27th Street, New York, NY.  On July 1, 2008 we cancelled our occupancy with Go West and currently pay $5,000 per month, including overhead costs, for this office space with Westside Realty of New York which is owned and operated by Bob Gans.

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. The Las Vegas club ceased operating and, as of December 31, 2008, EMS had received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the Supreme Court of the State of New York, County of New York (the “SCNY”), on July 23, 2008. DIF&B was required to file an answer by August 23, 2008, but did not do so. As a result, EMS filed an application for a default judgment and the SCNY appointed a referee to determine damages. The referee determined that damages in the amount of $216,000, with interest, should be paid to EMS.  This amount must be confirmed by the SCNY in a final judgment.  If such a judgment is rendered by the SCNY, we will attempt to collect on the judgment.  We will be entitled to all monies so collected, pursuant to the Assignment Agreement with EMS and 333.

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
TWO YEARS ENDED DECEMBER 31, 2008

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

On April 18, 2008, co-defendant Go West filed for bankruptcy.

On behalf of ourselves and the other defendants we filed a motion to dismiss that portion of the Complaint that asserted State law class action allegations; we also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; we opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004. The case is stayed as against Go West pursuant to the bankruptcy law. The Court directed that notice be sent to all potential class members. On May 29, 2008, we filed an answer to plaintiffs’ second amended complaint. Discovery into both the procedural and substantive issues is ongoing, as are settlement negotiations.

In February 2007, the City of New York (the “City”) sought to close Scores West claiming that it presented a public nuisance. The City alleged that this nightclub was used for purposes of prostitution; the case was dismissed by the City of New York and no charges were sought against Scores West or us. In February, 2007, the New York State Liquor Authority (the “NYSLA”) began a review of the license held by Scores West and issued an Emergency Summary Order of Suspension of the Scores West liquor license on February 21, 2007. Go West, the owner of Scores West, filed a pleading with the NYSLA on behalf of Scores West. After a temporary adjournment and a series of hearings in front of an administrative law judge, on February 4, 2008, this judge sustained all charges against Scores West. A NYSLA hearing was held on March 6, 2008 and the NYSLA revoked the Scores West Liquor license. On March 18, 2008, the New York State Appellate Division, First Department (the “Appellate Court”) granted an interim stay of the liquor license revocation pending a review by the full bench of the Appellate Court. On April 15, 2008 the Appellate Court decided to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. Go West filed with the Appellate Court for a reconsideration of its decision, which was denied. As a result of this outcome, Scores West has closed. The Appellate Court decided to hear this case on the merits and, on October 3, 2008, found in favor of the NYSLA, upholding the NYSLA’s revocation of the Scores West Liquor License. Go West subsequently filed a motion for re-argument before the Appellate Court and/or leave to appeal to the New York Court of Appeals.  This further motion was withdrawn by Go West.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

On April 18, 2008, Go West filed a voluntary petition for bankruptcy with the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”), under Chapter 11 of the U.S. Bankruptcy Code. This filing followed the April 15, 2008 Appellate Court decision to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. [As of the date hereof, an Official Committee of Unsecured Creditors has not been formed nor has a Trustee or Examiner been appointed in this case. Go West’s bankruptcy case is pending in the Bankruptcy Court, Case No. 08-11420. The United States Trustee in this case filed a motion seeking the dismissal or conversion of Go West’s Chapter 11 case as Go West is no longer operating. That motion was granted by the Bankruptcy Court and an order will be entered once Go West completes its stipulations with the Internal Revenue Service (regarding the payment of unpaid federal taxes) and the New York State Department of Taxation (regarding a payment plan for state taxes due).

Scores West has permanently lost its liquor license and has closed its business.  As a result, we are no longer able to receive royalty revenues from Go West, owner of that club.  In 2006, royalty revenues from Scores West amounted to 31% of our royalties.  We did not receive any revenue from Scores West in 2008 or in 2007.  Because Scores West has closed, the ability of Go West to make payments under the Note (defined below) has been severely impaired. The Note is currently in default.

On May 2, 2008, the NYSLA gave notice of its pleading to 333, the owner of Scores East, in connection with its proceeding to cancel or revoke the liquor license of Scores East, based on its revocation of the Scores West liquor license. (Scores West and Scores East were related by common ownership.) On July 2, 2008, the NYSLA gave 333 a notice of hearing set for August 19, 2008. Based on the filing with the NYSLA of a conditional no-contest plea, this hearing was adjourned.  333 has since surrendered its liquor license for Scores East and that club has permanently closed.  Because of these developments, we are no longer able to receive royalty revenues from Scores East, which in 2006, amounted to 28% of our royalties.  We did not receive any revenue from Scores East in 2008 or in 2007.

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. We have recently answered a third amended complaint and participated in a Preliminary Conference to establish the discovery schedule. Examinations before trial of the parties have been completed and non-party depositions are now being taken. The plaintiff has not yet undergone the required physical examination. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

On December 11, 2006, SMG, our former affiliate and owner of the club in North Miami, Florida, filed for bankruptcy with the United States Bankruptcy Court for the Southern District of New York. In connection therewith, it terminated its license agreement with EMS whereby it was authorized to use our intellectual property. At the time of its filing, SMG owed us $16,661 for unpaid merchandise, which we subsequently reserved as bad debt. SMG emerged from bankruptcy in September 2008 under a plan or reorganization pursuant to which all general, unsecured debt was discharged, including the $16,661 owed to us.

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

On March 31, 2006, Richard K. Goldring, our former president, chief executive officer and principal shareholder pled guilty to one count of offering a False Instrument for Filing in the First Degree pursuant to a plea agreement with the District Attorney of the County of New York (the "DA"). In the event that within one year of the date of the entry of the guilty plea, Mr. Goldring resigns from all "control management positions" that he holds in publicly traded companies, including ours, and divests himself of all "control ownership positions" in publicly traded companies, including ours, and satisfies certain other conditions, the DA will recommend a sentence of probation. In this context, a “control management position” is a role, official or unofficial, by which he substantially directs the decisions of a company, and a “control ownership position” is a position in which he controls, directly or indirectly more than 9% of the voting stock or other securities of a company, or stock or securities that have the capability of being converted into voting stock or other securities of a company. The plea agreement resolved the DA's investigation against Mr. Goldring and us. No charges were brought against us.

To comply with the plea agreement between Richard Goldring and the District Attorney of the County of New York, on September 4, 2008, Mr. Goldring transferred his 76,080,958 shares of our common stock (the “Goldring Shares”) to Ira Altchek as trustee (the “Trustee”). According to the terms of the Voting Trust Agreement by and between Mr. Goldring and the Trustee dated September 4, 2008, the Trustee had the right to exercise all rights and powers of a shareholder of the Company with respect to the Goldring Shares, including, without limitation, the sole and exclusive right to vote the Goldring Shares, while Mr. Goldring maintained the right to sell the Goldring Shares at any time. The Goldring Shares represented approximately forty six percent (46%) of the outstanding capital stock of the Company as of the December 31, 2008.  On January 27, 2009, Mr. Goldring sold all of the Goldring Shares in a private transaction with Buyer, as further discussed above.

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

SCORES HOLDING COMPANY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2008

Note 8. SUBSEQUENT EVENTS

Pursuant to a Stock Purchase Agreement, dated as of January 27, 2009, Mitchell’s East LLC (“Buyer”), a New York limited liability company wholly owned by Robert M. Gans, purchased an aggregate of 88,900,230 shares (the “Owned Shares”) of common stock of Scores Holding Company, Inc. (the “Company”) beneficially owned by Richard Goldring1 and Elliot Osher (collectively the “Share Sellers”), as well as any rights Harvey Osher (the Share Sellers and Harvey Osher, together, the “Sellers”) may have in 13,886,059 shares of the Company’s common stock (the “Decedent Owned Shares”) currently held of record by William Osher, deceased, and any rights the Sellers may have in an additional 2,400,001 shares of the common stock of the Company (the “Expectancy Shares”).  Under the terms of the Stock Purchase Agreement, Harvey Osher is to deliver to the Buyer the Decedent Owned Shares that he may receive and the Sellers are to deliver to the Buyer any shares of the Company underlying the Expectancy Shares that any such Seller may receive.  Additionally, pursuant to the Stock Purchase Agreement, each of the Sellers granted to Buyer an irrevocable proxy enabling Buyer to act as his proxy with respect to any shares underlying the Decedent Owned Shares and the Expectancy Shares, as applicable.

The aggregate purchase price for all such shares and interests in the Company was $400,000.  The source of funds for such acquisition was working capital of Mitchell’s East LLC.

The Owned Shares represent approximately fifty four percent (54%) of the outstanding capital stock of the Company and the Owned Shares together with the Decedent Owned Shares represent approximately sixty two percent (62%) of the outstanding capital stock of the Company,

On January 27, 2009, we entered into a licensing agreement with I.M. Operating LLC (“IMO”)for the use of the Scores brand name with I.M. Operating LLC (“IMO”) The address for IMOs’ operations will be at the location of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”)., which is also owned by Robert M. Gans.  .  Royalties payable to us under this license have been set at 3% of gross revenues. The West 27th Street Building is owned by Westside Realty of New York, of which the majority owner is Robert M. Gans.  IMO has applied for and received a  liquor license and is currently renovating the club.  We believe the club will commence operations in April 2009.

On April 14th 2008, Elda Auerbach resigned from our Board of Directors.  Ms. Auerbach’s esignation did not result from any disagreement between her and the Company.