Form 10-Q
period 2009-03-31
SCORES HOLDING CO INC
filed 2009-05-14
CIK 831489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).     Yes ☐ No ☒

As of May 10, 2009 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.
MARCH 31, 2009 QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item4T.	Controls and Procedures	19

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 6.	Exhibits	23

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Management’s Discussion and Analysis”.  You should carefully review the risks described in the documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$10,286	$173
Licensee receivable - net	55,356	13,845
Total current Assets	65,642	14,018

Intangible assets, net	305,556	333,332

	$371,198	$347,350

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$156,439	$128,826
Related party payable	—	6,000
Bank overdraft	—	20,982
Deferred revenue	50,000	—
Total Current Liabilities	206,439	155,808

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 and 165,186,124 issued and outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(5,998,544)	(5,971,761)
Total stockholder's equity	164,759	191,542
	$371,198	$347,350

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31
	2009	2008
	(Unaudited)	(Unaudited)

REVENUES
Royalty	$59,783	$88,377
Merchandise	—	2,946
Total	59,783	91,323

COST OF MERCHANDISE SOLD	—	718

GROSS PROFIT	59,783	90,605

GENERAL AND ADMINISTRATIVE EXPENSES	92,566	65,804
NET INCOME (LOSS) FROM OPERATIONS	(32,783)	24,801

OTHER INCOME DEBT FORGIVENESS	6,000	—

NET INCOME (LOSS) BEFORE INCOME TAXES	(26,783)	24,801

PROVISION FOR INCOME TAXES	—	—
NET INCOME (LOSS)	$(26,783)	$24,801

NET INCOME (LOSS) PER SHARE - Basic and Diluted	$(0.00)	$0.00

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - Basic and diluted	165,186,124	165,186,124

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,783)	$24,801

Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Amortization	27,776	14,930
Changes in asset and liabilities
Royalty receivable	(41,511)	(20,541)
Deferred revenue	50,000	—
Due to EMS	—	17,623
Accounts payable and accrued expenses	27,613	(28,813)
NET CASH PROVIDED BY IN OPERATING ACTIVITIES	37,095	8,000

CASH FLOWS FROM INVESTING ACTIVITIES:
	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(20,982)	—
Related party payable	(6,000)	(8,000)
NET CASH (USED) IN FINANCING ACTIVITIES	(26,982)	(8,000)

NET INCREASE IN CASH	10,113	—

CASH, beginning of the period	173	173

CASH, end of the period	$10,286	$173

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—
Cash paid during the year for taxes	$—	$8,953

See notes to consolidated financial statements

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation and (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Going Concern

Scores Holding Company, Inc. and Subsidiaries (“SCRH”) has incurred losses totaling $(5,998,544) through March 31, 2009 and has a working capital deficit of $(140,797) at March 31, 2009.  Because of these conditions, SCRH will require additional working capital to develop business operations. SCRH intends to raise additional working capital through the continued licensing of the brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that SCRH will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support SCRH’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, SCRH will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to SCRH.   If adequate working capital is not available SCRH may not increase its operations.

These conditions raise substantial doubt about SCRHs’ ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should SCRH be unable to continue as a going concern.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 2: Summary of Significant Accounting Principles

 Fair Value of Financial Instruments

The carrying amounts reported on the balance sheets for cash, accounts payable, accrued expenses and licensee receivable approximate fair value based on the short-term maturity of these instruments

Concentration of Credit Risk

The Company earned royalties revenues from four licensees who are unrelated from management of the Company. During the March 31, 2009 period, revenues earned from royalties from these unrelated licensees amounted to $59,783 and there is $55,356 due and outstanding as of March 31, 2009.  Our Baltimore and Chicago licensees account for the majority or our revenues; in 2009 Baltimore and Chicago accounted for 45% and 30% and in 2008 they accounted for 15% and 15%, respectively.  Our Las Vegas sublicensee was sold and ceased operations in May 2008, accounted for 61% of our revenues in 2008.  Our AYA, Scoreslive.com licensee website is still in the development stage since 2007, it has accounted for a minimal amount of our total royalty revenues to date for the 2009 and 2008 periods.

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this Staff Position did not have a material effect on our operations.

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

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

All new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company, hence the adoption of these new accounting pronouncements once effective is not expected to have any impact on the Company.

Note 3 - Related party transactions

On January 27, 2009, the Company and Entertainment Management Services, Inc. (“EMS”) completed the closing (the “Closing”) of the transfer from EMS to the Company of all licensing and royalty rights granted to EMS by the Company under that certain Amended and Restated Master License Agreement by and between EMS and the Company (the “MLA”).  Under the MLA, the Company had granted EMS the exclusive worldwide license for twenty years plus six five-year renewals at the option of EMS to sublicense the Company’s trademarks and related properties (the “Licensing Rights”).  Additionally, under the MLA, EMS was entitled to receive 50% of the licensing fees paid by various non-affiliated nightclubs (the Existing Sublicensees”) to EMS (the “EMS Royalty Rights”).

EMS is owned by 333 East 60th Street Inc. (“333”) and 333 is owned by the Share Sellers Richard Goldring and Elliot Osher.

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

WestSide Realty of New York, Inc.

In 2008, we occupied approximately 700 square feet of office space from Go West, on a temporary, month-to-month basis located at 533-535 West 27th Street, New York, NY.  On July 1, 2008 we cancelled our occupancy with Go West and currently pay $5,000 per month, including overhead costs, for this office space with Westside Realty of New York which is owned and operated by our majority shareholder.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 4 - Sub-licensees

The agreement between us and EMS dated January 27, 2009, terminated the MLA and hence, we have begun to retain 100% of the royalty payments received from each of these clubs rather than the 50% which was previously retained by EMS under the MLA.

In 2003, EMS licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to the Company were the greater of $2,500 per week or 4.99% of the gross revenues (less $25,000 per week) earned at that location. This nightclub accounted for 30% and 15% of our total royalty revenues during the first three month of 2009 and 2008, respectively.

In 2004, EMS licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to EMS were the greater of $1,000 per week or 4.99% of gross revenues. This club accounted for 45% and 15% of our total royalty revenues during the first three months in 2009 and 2008, respectively.

In April 2007, EMS licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana. Royalties payable under this license are capped at the greater of $4,000 per month or 4.99% of gross revenues. This club commenced operations in April 2007 and accounted for 20% and 7% of our total royalty revenues during first three months of 2009 and 2008, respectively.

On January 27, 2009, we entered into a licensing agreement with I.M. Operating LLC (“IMO”) for the use of the Scores brand name with I.M. Operating LLC (“IMO”) The address for IMOs’ operations will be at the location of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”), which is also owned by our majority shareholder.  Royalties payable to us under this license have been set at 3% of gross revenues. The West 27th Street Building is owned by Westside Realty of New York, whose majority shareholder is also our majority shareholder.  IMO has applied for and received a liquor license and is currently renovating the club.  We believe the club will commence operations during the second quarter 2009.  The Company received a $50,000 cash payment from IMO during the 2009 period which will be applied towards future royalties.

Note 5 - Tax matters

As a result of the change in ownership described in Note 3 - Related party transactions, we believe there has been a limitation as to the utilization of the net operating loss carry forwards under I.R.C. Section 382. The utilization of our net operating loss carryforward will be limited to approximately $40,000 per annum. Such net operating loss carryforwards expire in 2028.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 6 – Commitments and Contingencies

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

On December 11, 2007, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the Supreme Court of the State of New York, County of New York, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery.  On April 18, 2008, co-defendant Go West filed for bankruptcy and the case is currently stayed.

On October 9, 2007, a former Go West bartender filed a purported class action and collective action on behalf of all tipped employees against us and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York (the “Court”), Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleges that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. We dispute that we violated the federal and state labor laws, and further dispute that the dancers are “employees” subject to the federal and state wage and hour laws. We intend to vigorously contest the claimed liability as well as the violations alleged.

On April 18, 2008, co-defendant Go West filed for bankruptcy.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

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

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Scores West has permanently lost its liquor license and has closed its business.  As a result, we are no longer able to receive royalty revenues from Go West, owner of that club.  In 2006, royalty revenues from Scores West amounted to 31% of our royalties.  We did not receive any revenue from Scores West since 2006.  Because Scores West has closed, the ability of Go West to make payments under the Note has been severely impaired. As of January 1, 2009, the Note has been fully written off.

On May 2, 2008, the NYSLA gave notice of its pleading to 333, the owner of Scores East, in connection with its proceeding to cancel or revoke the liquor license of Scores East, based on its revocation of the Scores West liquor license (Scores West and Scores East were related by common ownership). On July 2, 2008, the NYSLA gave 333 a notice of hearing set for August 19, 2008. Based on the filing with the NYSLA of a conditional no-contest plea, this hearing was adjourned.  333 has since surrendered its liquor license for Scores East and that club has permanently closed.  Because of these developments, we are no longer able to receive royalty revenues from Scores East, which in 2006, amounted to 28% of our royalties.  We did not receive any revenue from Scores East since 2006.

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

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

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

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are three such clubs currently operating under the Scores name, in Baltimore, Chicago, and New Orleans.

On January 27, 2009, Entertainment Management Services, Inc. ("EMS"), an entity owned by two of our former directors and employees, transferred to us of all the Scores licensing and royalty rights originally granted to EMS in 20031.  As a result of this transfer, our intellectual property is now licensed directly by us and we are now entitled to 100% of the royalty payments made by our licensed clubs rather than the 50% we were entitled to under the agreement with EMS.

Additionally on January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock1.  Mr. Gans is the owner of I.M. Operating LLC (“IMO”).  IMO has signed a licensing agreement with us and plans to open a new club in New York, New York under the Scores name, which it anticipates will commence operations during the second quarter 2009.

Results of Operations

Three Months Ended March 31, 2009 (“the 2009 period”) Compared to Three Months Ended March 31, 2008 (“the 2008 period”).

Revenues:

Royalty revenues decreased thirty two percent (32%) to $59,783 for the 2009 period from $88,377 for the 2008 period. Revenues from the Las Vegas club declined one hundred percent (100%) to $0 for the 2009 period from $54,000 for the 2008 period.  This decline was due to the sale of the Las Vegas club and the resultant termination of its Scores license in August of 2008.  On the other hand, revenues from our license with the Chicago nightclub increased thirty seven percent (37%) to $17,783 from $12,942 , from the Baltimore club, one hundred three percent (103%) to $27,000 from $13,302  and from the New Orleans club, one hundred percent (100%) to $12,000  from $6,000 for the 2009 and 2008 periods respectively. These increases were the direct result of our purchase of the MLA from EMS in January 2009 and our retention of one hundred percent (100%) of the royalties generated by the clubs formerly sublicensed through EMS.  During the 2008 period, fifty percent (50%) or the royalties generated by these clubs was retained by EMS under our agreement with EMS.  All of the, clubs Chicago, Baltimore and New Orleans experienced declines in revenues during the 2009 period due to the present unstable economic conditions.

1.  As more fully described in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

General and Administrative Expenses:

General and administrative expenses increased during the 2009 period to $92,566 from $65,804 during the 2008 period.  This increase of $27,000 represents a 2009 first quarter increase in non-operating expenses related to amortization of $13,000 and prior year sales taxes on capital improvements of $19,000 and reductions in legal expense of approximately $6,000.

Bad Debt Expense

As of December 31, 2008, Scores East and Scores West owed us (indirectly, through EMS) $615,476 and $184,768, respectively, in accrued and unpaid royalties.  We have decided to write off these amounts based on the NYSLA’s revocation of the Scores West liquor license and the subsequent permanent closing of that club and the related Scores East surrender of its liquor license and the permanent closing of that club.  Additionally, in connection with Go West’s construction of the Scores West club, we loaned Go West $1,636,264 in exchange for a promissory note from Go West (the “Note”).  The Note has not been repaid and, as of December 31, 2008, $1,867,310 (including accrued interest) remained due under the Note. As of December 31, 2006, we reserved $1,636,264, the principal amount of the Note, as a bad debt expense.  As of the 2007 period, we began forgoing interest on the Note.

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

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income (Loss):

Our net (loss) was $(26,783) or $(0.00) per share for the 2009 period compared to a net income of $24,801 or $0.00 per share for the 2008 period. This decrease for the 2009 period was a result of a decrease in our revenues due to the sale of the Las Vegas club in May 2008.  We experienced significant increases in our non-operating costs of approximately $27,000 in the 2009 period from the 2008 period.  Amortization expense increased $13,000 and sales and use taxes on prior years capitalized improvements increased $19,000.

Net income (loss) per share data for both the 2009 period and the 2008 period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At March 31, 2009, we had $10,286 in cash and cash equivalents compared to $173 in cash and cash equivalents at December 31, 2008.

Contractual Commitments:

On February 28, 2007, our then President, Chief Executive Officer and Director, Richard Goldring resigned from each of those positions, and terminated his employment with us under an employment agreement, dated April 16, 2003. The terms of such agreement provided that if Mr. Goldring terminated his employment without cause (which he did), we would become obligated to pay him $1 million. Given our lack of available cash to make such payment, we are currently in negotiations with Mr. Goldring regarding the terms of our payment obligation to him.

Operating Activities:

Net cash provided by operating activities for the three months ended March 31, 2009 and March 31, 2008 was $37,095 and $8,000, respectively. The increase in cash  reflects the $50,000 advance payment during the 2009 period for royalties from our New York sub licensee which helped extinguish  a significant portion of our outstanding debt.  Royalty receivable increased $20,000 during the 2009 from the 2008 period.  Overall revenue declined in the 2009 period from the 2008 period  This may have been due to the loss of our main sublicensee in Las Vegas who accounted for approximately fifty nine percent (61%) of our royalty revenue in 2008.

Financing Activities:

During the 2009 period our bank overdraft decreased by $21,000 due to the $50,000 advance payment received from our New York sublicensee.  During the 2009 period, we were debt in the amount of $6,000 was forgiven from our former related parties.  This forgiveness was the result of our purchase of the Master License Agreement from EMS as discussed in Note 3. Related Party.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of March 31, 2009 we had an accumulated deficit of $(5,998,544), with total current assets of $65,642 and total current liabilities of $206,439, or negative working capital of $(140,797). As of December 31, 2008, we had total current assets of $14,018 and total current liabilities of $155,808 or negative working capital of $(141,790). The increase in our working capital was primarily attributable to the increase in our cash and accounts receivable, which exceeded our borrowings and payables during the 2009 period.

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

During the analysis of our internal controls at March 31, 2009, we identified a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Our analysis identified control deficiencies related to our recording of inventory, accounts payable, notes payable/debentures, prepaid expenses and unique or one time or first time transactions. While we have taken certain remedial steps during the three months ended March 31, 2009 to correct these control deficiencies, we do not have a sufficient number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application of the appropriate controls. Due to the nature of these material weaknesses, there is more than a remote likelihood that misstatements which could be material to our financial statements could occur that would not be prevented or detected.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the 2009 period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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

On October 9, 2007, a former Go West bartender filed a purported class action and collective action on behalf of all tipped employees against us and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York (the “Court”), Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleges that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. We dispute that we violated the federal and state labor laws, and further dispute that the dancers are “employees” subject to the federal and state wage and hour laws. We intend to vigorously contest the claimed liability as well as the violations alleged.

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

Scores West has permanently lost its liquor license and has closed its business.  As a result, we are no longer able to receive royalty revenues from Go West, owner of that club.  In 2006, royalty revenues from Scores West amounted to 31% of our royalties.  We did not receive any revenue from Scores West since 2006.  Because Scores West has closed, the ability of Go West to make payments under the Note (defined below) has been severely impaired. As of January 1, 2009, the note has been fully written off.

On May 2, 2008, the NYSLA gave notice of its pleading to 333, the owner of Scores East, in connection with its proceeding to cancel or revoke the liquor license of Scores East, based on its revocation of the Scores West liquor license. (Scores West and Scores East were related by common ownership.) On July 2, 2008, the NYSLA gave 333 a notice of hearing set for August 19, 2008. Based on the filing with the NYSLA of a conditional no-contest plea, this hearing was adjourned.  333 has since surrendered its liquor license for Scores East and that club has permanently closed.  Because of these developments, we are no longer able to receive royalty revenues from Scores East, which in 2006, amounted to 28% of our royalties.  We did not receive any revenue from Scores East since 2006.

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

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description
31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

SCORES HOLDING COMPANY, INC.

Dated: May 14, 2009	By:	/s/ Curtis Smith
Curtis Smith
Acting Principal Executive Officer and Principal Financial Officer