Form 10-Q
period 2009-06-30
SCORES HOLDING CO INC
filed 2009-08-13
CIK 831489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.
JUNE 30, 2009 QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item4T.	Controls and Procedures	21

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 6.	Exhibits	26

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$14,594	$173
Licensee receivable – net	24,702	13,845
Total current Assets	39,296	14,018

Intangible assets, net	272,180	333,332

	$311,477	$347,350

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$187,110	$128,826
Related party payable	—	6,000
Bank overdraft	—	20,982
Deferred revenue	70,000	—
Total Current Liabilities	257,110	155,808

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 and 165,186,124 issued and outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,108,937)	(5,971,761)
Total stockholder's equity	54,366	191,542
	$311,477	$347,350

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Royalty	$117,618	$123,456	$57,835	$35,079
Merchandise	—	3,428	—	482
Total	117,618	126,884	57,835	35,561

COST OF MERCHANDISE SOLD	—	1,090	—	373

GROSS PROFIT	117,618	125,794	57,835	35,188

BAD DEBT EXPENSE	30,000	—	30,000	—
GENERAL AND ADMINISTRATIVE EXPENSES	230,794	174,748	138,227	108,944

NET (LOSS) FROM OPERATIONS	(143,176)	(48,954)	(110,392)	(73,756)

OTHER INCOME DEBT FORGIVENESS	6,000	—	—	—

NET (LOSS) BEFORE INCOME TAXES	(137,176)	(48,954)	(110,392)	(73,756)

PROVISION FOR INCOME TAXES	—	3,625	—	3,625
NET (LOSS)	$(137,176)	$(52,579)	$(110,392)	$(77,380)

NET (LOSS) PER SHARE -
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - Basic and diluted	165,186,124	165,186,124	165,186,124	165,186,124

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (LOSS)	$(137,176)	$(52,579)

Adjustments to reconcile net loss to net cash provided by in operating activities:
Amortization	61,152	29,860
Bad Debt expense	30,000	—
Debt forgiveness	(6,000)	—
Changes in Assets and liabilities:
Royalty receivable	(40,857)	8,605
Prepaid expenses	—	1,123
Deferred revenue	70,000	—
Due to EMS	—	52,313
Accounts payable and accrued expenses	58,284	(19,322)

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	35,403	20,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(20,982)	—
Repayments of notes payable	—	(20,000)
NET CASH (USED) IN FINANCING ACTIVITIES	(20,982)	(20,000)

NET INCREASE IN CASH	14,421	—

CASH, beginning of the period	173	173

CASH, end of the period	$14,594	$173

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—
Cash paid for income taxes	—	3,625
Non cash financing activities:
None

See Notes to the Consolidated Financial Statements

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation and (the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Going Concern

Scores Holding Company, Inc. and Subsidiaries (“SCRH”) has incurred losses totaling $(6,108,937) through June 30, 2009 and has a working capital deficit of $(217,814) at June 30, 2009.  Because of these conditions, SCRH will require additional working capital to develop business operations. SCRH intends to raise additional working capital through the continued licensing of the brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that SCRH will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support SCRHs’ working capital requirements. To the extent that funds generated from any future use of licensing, are insufficient, SCRH will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to SCRH.   If adequate working capital is not available SCRH may not increase its operations.

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

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 2: Summary of Significant Accounting Principles

Fair Value of Financial Instruments

The carrying amounts reported on the balance sheets for cash, accounts payable, accrued expenses, deferred revenue and licensee receivable approximate fair value based on the short-term maturity of these instruments

Concentration of Credit Risk

The Company earned royalties revenues from four licensees (Chicago, New Orleans, Baltimore and AYA) who are unrelated from management of the Company. During the six month ended June 30, 2009 period, royalties earned from unrelated licensees amounted to $87,618 and there is $24,702 due and outstanding as of June 30, 2009.  Our Baltimore and Chicago licensee account for the majority of our revenues; in 2009 Baltimore and Chicago accounted for 33% and 28% and in 2008 they accounted for 21% and 23%, respectively.  Our Las Vegas club was sold and ceased operations in May 2008, accounted for 44% of our revenues in 2008.  Our AYA, Scoreslive.com licensee website is still in the development stage since 2007, it has accounted for a minimal amount of our total royalty revenues to date for the 2009 and 2008 periods.

We received $100,000 in advance cash royalty payments from our affiliated licensee in New York during the six month period 2009.  The Company applied approximately $30,000 of these advance payments towards the 2009 May and June royalties due.  The $70,000 advance payment balance will be applied towards future royalties.

At June 30, 2009, Baltimore and New Orleans owed the Company $18,000 and $12,000 in unpaid accrued royalties.  Due to the unstable chain of events with our former Scores East and West affiliates in December 2008 which may have adversely effected business operations in Baltimore and New Orleans, a reserve for the entire amounts due from Baltimore and New Orleans were provided.   During the current period 2009, the Company settled with Baltimore on the outstanding royalty due and continues to settle all outstanding balances with New Orleans.  For reporting purposes, the Company did not report any revenues from New Orleans during the three months ended June 30, 2009.

New Accounting Pronouncements

          On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“FAS 165”). Under FAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted the provisions of FAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Corporation’s financial statements taken as a whole.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”), and issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No.162” (“SFAS 168”). SFAS 168 replaces SFAS 162 to establish the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS168 to have an impact on our financial position or results of operations.

We do not believe that any other recently issued, but not yet effective, accounting or reporting standards if currently adopted would have a material effect on our financial statements.

Note 3 - Related party receivable

On January 27, 2009, the Company and Entertainment Management Services, Inc. (“EMS”) completed the closing (the “Closing”) of the transfer from EMS to the Company of all licensing and royalty rights granted to EMS by the Company under that certain Amended and Restated Master License Agreement by and between EMS and the Company (the “MLA”).  Under the MLA, the Company had granted EMS the exclusive worldwide license for twenty years plus six five-year renewals at the option of EMS to sublicense the Company’s trademarks and related properties (the “Licensing Rights”).  Additionally, under the MLA, EMS was entitled to receive 50% of the licensing fees paid by various non-affiliated nightclubs (the Existing licensees”) to EMS (the “EMS Royalty Rights”).

EMS is owned by 333 East 60th Street Inc. (“333”) and 333 is owned by the Share Sellers Richard Goldring and Elliot Osher

At the Closing and pursuant to the terms of the transfer agreement by and between the Company and EMS dated December 9, 2008, EMS assigned to the Company the Licensing Rights and the EMS Royalty Rights relating to the Existing licensees, free and clear of any charges, liens or other encumbrances. In consideration of these assignments, the Company credited 333 with a $600,000 payment against a $1,220,475 debt owed by 333 to the Company (the “Debt”) and provided 333 with an acknowledgement that the Debt was satisfied to the extent of the $600,000 payment.  Additionally, at the Closing, EMS and the Company executed a cancellation and mutual release agreement canceling the MLA and terminating all of the rights and obligations of the parties thereunder.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

WestSide Realty of New York, Inc.

In 2008, we occupied approximately 700 square feet of office space from Go West, on a temporary, month-to-month basis located at 533-535 West 27th Street, New York, NY.  On July 1, 2008 we cancelled our occupancy with Go West and currently pay $5,000 per month, including overhead costs, for this office space with Westside Realty of New York which is owned and operated by Robert M. Gans.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 4 - Licensees

The agreement between us and EMS dated January 27, 2009, terminated the MLA and hence, we have begun to retain 100% of the royalty payments received from each of these clubs rather than the 50% which was previously retained by EMS under the MLA.

In 2003, EMS licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to the Company were the greater of $2,500 per week or 4.99% of the gross revenues (less $25,000 per week) earned at that location. This licensee accounted for 28% and 23% of our total royalty revenues during the first six month of 2009 and 2008, respectively.  During the six months ended June 2009, the Company collected $29,535 in cash royalties and is owed $12,924 in outstanding royalties respectively.

In 2004, EMS licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to EMS were the greater of $1,000 per week or 4.99% of gross revenues. This club accounted for 33% and 21% of our total royalty revenues during the first six months in 2009 and 2008, respectively.  During the six months ended June 2009, the Company collected approximately $12,876 in cash royalties and is owed $8,378 in outstanding royalties respectively.

In April 2007, EMS licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana. Royalties payable under this license are capped at the greater of $8,000 per month or 4.99% of gross revenues. This club commenced operations in April 2007 and accounted for 10% and 10% of our total royalty revenues during first six months of 2009 and 2008, respectively.  During the first six months ended June 2009, the Company did not receive any royalty payments and is owed approximately $14,000 in outstanding royalties.  A reserve for the entire $14,000 was provided for at June 30, 2009 respectively.  During the second quarter 0f  2009 , the Company, for reporting purposes did not report revenues from our New Orleans licensee.

On January 27, 2009, we entered into a licensing agreement with I.M. Operating LLC (“IMO”) for the use of the Scores brand name which our majority shareholder (Robert M. Gans) and Secretary and Board Director (Howard Rosenbluth) are members.  IMOs’ operations will be at the location of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”)., which is also owned by Westside Realty of New York, of which the majority owner is Robert M. Gans.  Royalties payable to the Company under this license agreement are 3% of gross revenues. IMO has a liquor license, renovated the club and commenced operations at the west 28th street location in May 2009.  The Company received a $100,000 advance cash royalty payment from IMO during the 2009 period of which $30,000 was applied to May and June 2009 royalties.  The balance of $70,000 will be applied towards future royalties.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 5 – Commitments and Contingencies

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

Scores West has permanently lost its liquor license and has closed its business.  As a result, we are no longer able to receive royalty revenues from Go West, owner of that club.  In 2006, royalty revenues from Scores West amounted to 31% of our royalties.  We did not receive any revenue from Scores West since 2006.  Because Scores West has closed, the ability of Go West to make payments under the Note has been severely impaired. .As of January 1, 2009, the note has been fully written off.

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

On December 11, 2006, SMG, our former affiliate and owner of the club in North Miami, Florida, filed for bankruptcy with the United States Bankruptcy Court for the Southern District of New York. In connection therewith, it terminated its license agreement with EMS whereby it was authorized to use our intellectual property. At the time of its filing, SMG owed us $16,661 for unpaid merchandise, which we subsequently reserved as bad debt. SMG emerged from bankruptcy in September 2008 under a plan of reorganization pursuant to which all general, unsecured debt was discharged, including the $16,661 owed to us.

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

Additionally on January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock1.   I.M. Operating LLC (“IMO”), which is partially owned by Robert M. Gans who is also our majority shareholder, has signed a licensing agreement with us and commenced operations in New York of a new Club (the “New York Club”) under the Scores name in May 2009.   Throughout this report, we refer to the New York Club as our affiliate, because of the common ownership by Mr. Gans. All other clubs are referred to as non-affiliated clubs or as licensees, a term that may include the New York Club when the context requires.

Results of Operations

Three Months Ended June 30, 2009 (“the 2009 period”) Compared to Three Months Ended June 30, 2008 (“the 2008 period”).

Revenues:

Revenues increased Sixty three (63%) percent to $57,835 for the 2009 period from $35,561 for the 2008 period.  Revenues from our Chicago nightclub increased three (3%) to $15,581 for the 2009 period from $15,108 from the 2008 period, from our Baltimore club decreased (7%) to $12,254 for the 2009 period from $13,172 for the 2008 period and from our New Orleans club, decreased one hundred (100%) to $0 for the 2009 period from $6,000 in the 2008 period. (See Bad Debt Expense below).  In May 2009 the New York Club commenced operations.  We received approximately $50,000 in advance cash royalty payments from the New York Club, which we  applied $30,000 towards the May and June 2009 royalties due. The balance of $20,000 will be applied towards future royalties due.

1.  As more fully described in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2008.

General and Administrative Expenses:

General and administrative expenses decreased during the 2009 period to $138,227 from $108,944 during the 2008 period. The difference reflects a $25,000 payout of prior quarter salaries during the June 30, 2009 three month period. Our efforts to expand into and capitalize on new markets with the Scores brand decreased significantly in the 2009 period due to the short falls in our anticipated revenue during the 2009 and 2008 periods.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net (Loss):

Our net (loss) was $(110,392) or $(0.00) per share for the 2009 period compared to a net (loss) of $(77,380) or $(0.00) per share for the 2008 period.  The increase in net (loss) for the 2009 period was a result of bad debt reserves of approximately $30,000 incurred in connection with our Baltimore and New Orleans licensees.

Net (loss) per share data for both the 2009 period and the 2008 period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues:

Revenues decreased seven (7%) percent to $117,618 for the 2009 six month period from $126,884 for the 2008 six month period. Revenues from the Las Vegas club declined one hundred percent (100%) to $0 for the 2009 six month period from $54,000 for the 2008 six month period.  This decline was due to the sale of the Las Vegas club which terminated its license agreement in August of 2008.  Royalty revenues increased from our Chicago licensee seven (20%) percent to $33,364 for the 2009 six month period from $28,049 for the 2008 six month period, from the Baltimore licensee, forty eight (48%) percent to $39,254 for the 2009 six month period from $26,474 for the 2008 six month period.  During the 2009 period the New York Club commenced operations.  We received approximately $100,000 in advance cash royalty payments from the New York Club and applied $30,000 of such advance payments to revenue for the 2009 period.   The $70,000 balance will be applied towards future royalties.   During the 2009 six month period, the Company reserved approximately $30,000 in past due royalties from our Baltimore and New Orleans licensees (see Bad Debt Expense below).

General and Administrative Expenses:

General and administrative expenses increased during the 2009 six month period to $230,794 from $174,748 during the 2008 six month period.  The $56,000 difference represents a 2009 increase in operating expenses related to amortization of $30,000, prior year sales taxes on capital improvements of $19,000 and salaries of $25,000 and reductions in  insurance, public relations, business development and advertising of approximately $18,000.  Our efforts to expand our brand presence in new markets decreased significantly due to the short falls in our anticipated revenue during the 2009 and 2008 six month periods.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net (Loss):

Our net (loss) was $(137,176) or $(0.00) per share for the 2009 six month period compared to a net (loss) of $(52,579) or $(0.00) per share for the 2008 six month period.   This increase in our losses for the 2009 six month period was a result of a decrease in our revenues due to the sale of the Las Vegas club in May 2008 and the resultant discontinuance of that club as a licensee.  We reserved approximately $30,000 in bad debt relating to our Baltimore and New Orleans licensees.  We experienced significant increases in our operating costs of approximately $56,000 in the 2009 six month period from the 2008 six month period.  The Company incurred significant increases in amortization expense of  $30,000, sales and use taxes on prior years’ capitalized improvements of $19,000 and management salaries of $25,000 during the  2009 six month period.  Our efforts to reduce spending on expansion during the 2009 six month period resulted to a $18,000 reductions in  public relations, advertising, insurance and business development.

Net (loss) per share data for both the 2009 six month period and the 2008 six month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Bad Debt Expense

As of June 30, 2009, our Baltimore and New Orleans licensees owed us $18,000 and $12,000 in accrued and unpaid royalties, respectively.  During the 2009 six month period, management agreed to write off the balance owed from our Baltimore licensee and reserve the amount owed by our New Orleans licensee.  This determination to write off certain receivables resulted from decreases in licensee club revenues which may have dropped as a result of various prior legal matters connected with our former officers and New York affiliates.  We settled with our Baltimore licensee and we are currently negotiating with the New Orleans licensee regarding its past due royalties.  During the 2009 period, we did not report revenues from our New Orleans licensee.

Liquidity and Capital Resources

Cash:

At June 30, 2009, we had $14,594 in cash and cash equivalents compared to $173 in cash and cash equivalents at December 31, 2008.

Contractual Commitments:

On February 28, 2007, our then President, Chief Executive Officer and Director, Richard Goldring resigned from each of those positions, and terminated his employment with us under an employment agreement, dated April 16, 2003. The terms of such agreement provided that if Mr. Goldring terminated his employment without cause (which he did), we would become obligated to pay him $1 million (the “Termination Fee”). Given our lack of available cash since Mr. Goldring’s employment termination, we did not pay Mr. Goldring the Termination Fee.  In May 2009, Mr. Goldring assigned his right, title and interest in and to the Termination Fee to Robert M. Gans.   It is our understanding that Mr. Gans does not intend to collect from us the Termination Fee.

Operating Activities:

Net cash provided by operating activities for the six months ended June 30, 2009 and June 30, 2008 was $35,403 and $20,000, respectively. The increase in cash reflects the $100,000 advance cash royalty payments made during the 2009 period from our New York affiliate licensee, which helped reduce a significant portion of our outstanding debt.  Net royalty receivables for the six months ended June 30, 2009 increased $11,000 over the amount for the six months ended June 30, 2008.  During the 2009 six month period, debt in the amount of $6,000 was forgiven from our former related parties.  This forgiveness was the result of our purchase of the Master License Agreement from EMS.

Overall revenue declined in the 2009 six month period from the 2008 six month period.  This, in part, was a result of the loss of our main licensee in Las Vegas, which accounted for approximately fifty nine percent (44%) of our royalty revenue in 2008, and to shortfalls in revenue from our Baltimore and New Orleans licensees in 2009, where club revenues may have dropped as a result of various prior legal matters connected with our former officers and New York affiliates.  These matters may have adversely impacted operations of our licensees’ clubs in Baltimore and New Orleans in 2009.

Financing Activities:

During the 2009 period our bank overdraft decreased by $21,000. This decrease resulted from the $100,000 advance cash payments of future royalties received from our New York affiliate licensee.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of June 30, 2009 we had an accumulated deficit of $(6,108,937), with total current assets of $39,296 and total current liabilities of $257,110, or negative working capital of $(217,814). As of December 31, 2008, we had total current assets of $14,018 and total current liabilities of $155,808 or negative working capital of $(141,790). The increase in negative working capital was primarily attributable to the increase in our cash and accounts receivable, which did not exceed our payables during the 2009 three and six month periods.  The Company received $100,000 in advance cash payments from our affiliate New York licensee of which $30,000 was applied towards May and June 2009 royalties and the remaining $70,000 will be applied towards future period revenues.

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

During the analysis of our internal controls at June 30, 2009, we identified a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Our analysis identified control deficiencies related to our recording of inventory, accounts payable, notes payable/debentures, prepaid expenses and unique or one time or first time transactions. While we have taken certain remedial steps during the six months ended June 30, 2009 to correct these control deficiencies, we do not have a sufficient number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application of the appropriate controls. Due to the nature of these material weaknesses, there is more than a remote likelihood that misstatements which could be material to our financial statements could occur that would not be prevented or detected.

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
____________________
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

SCORES HOLDING COMPANY, INC.

Dated: August 13, 2009	By:	/s/ Curtis Smith
Curtis Smith
Acting Principal Executive Officer and Principal Financial Officer