Form 10-Q
period 2009-09-30
SCORES HOLDING CO INC
filed 2009-11-16
CIK 831489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 13, 2009 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.
SEPTEMBER 30, 2009 QUARTERLY REPORT ON FORM 10-Q
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

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and
December 31, 2008	5

Consolidated Statements of Operations for the three and nine months
Ended September 30, 2009 and 2008 (Unaudited)	6

Consolidated Statements of Cash Flows for the nine months
Ended September 30, 2009 and 2008 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$39,458	$173
Licensee receivable – net	26,400	13,845
Total current Assets	65,858	14,018

Intangible assets, net	238,804	333,332

	$304,662	$347,350

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$72,927	$98,826
Related party payable	125,555	36,000
Bank overdraft	—	20,982
Deferred revenue	45,000	—
Total Current Liabilities	243,482	155,808

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 and 165,186,124 issued and outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,102,123)	(5,971,761)
Total stockholders’ equity	61,180	191,542
	$304,662	$347,350

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Royalty	$241,236	$157,116	$123,618	$33,660
Merchandise	—	3,428	—	—
Total	241,236	160,544	123,618	33,660

COST OF MERCHANDISE SOLD	—	21,791	—	20,701

GROSS PROFIT	241,236	138,753	123,618	12,959

BAD DEBT EXPENSE	30,000	—	—	—
GENERAL AND ADMINISTRATIVE EXPENSES	347,598	264,301	116,804	89,553

NET INCOME (LOSS) FROM OPERATIONS	(136,362)	(125,548)	6,814	(76,594)

OTHER INCOME
Debt forgiveness	6,000	—	—	—
NET INCOME (LOSS) BEFORE INCOME TAXES	(130,362)	(125,548)	6,814	(76,594)

PROVISION FOR INCOME TAXES	—	3,625	—	—
NET INCOME (LOSS)	$(130,362)	$(129,173)	6,814	(76,594)

NET INCOME (LOSS) PER SHARE -
Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - Basic and diluted	165,186,124	165,186,124	165,186,124	165,186,124

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (LOSS)	$(130,362)	$(129,173)

Adjustments to reconcile net loss to net cash provided by in operating activities:
Amortization	94,528	44,790
Bad Debt expense	30,000	—
Debt forgiveness	(6,000)	—
Changes in Assets and liabilities:
Royalty receivable	(42,555)	3,620
Prepaid expenses	—	1,123
Inventory	—	20,700
Deferred revenue	45,000	—
Due to EMS	—	78,987
Accounts payable and accrued expenses	(25,899)	(15,047)

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(35,288)	5,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(20,982)	—
Related party payable	95,555	15,000
Repayments of notes payable	—	(20,000)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	74,573	(5,000)

NET INCREASE IN CASH	39,285	—

CASH, beginning of the period	173	173
CASH, end of the period	$39,458	$173

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—
Cash paid for income taxes	$—	$3,625
Non cash financing activities:
None

See Notes to the Consolidated Financial Statements

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 1- Basis for presentation

The accompanying unaudited consolidated financial statements of Scores Holding Company Inc., formerly Internet Advisory Corporation and (the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form
10-K for the year ended December 31, 2008.

Certain reclassification has been made to the prior period to conform to presentation of the current period.

Going Concern

Scores Holding Company, Inc. and Subsidiaries (“SCRH”) has incurred losses totaling $(6,102,123) through September 30, 2009 and has a working capital deficit of $(177,624) at September 30, 2009.  Because of these conditions, SCRH will require additional working capital to develop business operations. SCRH intends to raise additional working capital through the continued licensing of the brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that SCRH will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support SCRHs’ working capital requirements. To the extent that funds generated from any future use of licensing, are insufficient, SCRH will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to SCRH.   If adequate working capital is not available SCRH may not increase its operations.

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

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Principles

 Fair Value of Financial Instruments

The carrying amounts reported on the balance sheets for cash, accounts payable, accrued expenses, deferred revenue and licensee receivable approximate fair value based on the short-term maturity of these instruments.

Concentration of Credit Risk

We earned royalty revenue from four licensees (Chicago, New Orleans, Baltimore and AYA) that are not related (unaffiliated) to management of the Company.  During the nine month 2009 period, royalties earned from these unrelated licensees amounted to $161,236 of which $26,400 remain due and outstanding.  Our Baltimore licensee account for approximately 29% and 26% and our Chicago licensee account for approximately 25% and 25% of our total royalty revenue in 2009 and 2008 respectively.  Our former Las Vegas licensee was sold and ceased operations in May 2008 accounted for 34% of our total royalty revenue in 2008.  Our AYA licensee, who operates and manages the Scoreslive.com website, has been in development since 2007.  During the 2009 and 2008 periods, AYA accounts for a minimal amount of our total royalty revenue.

During the year, the Company received cash prepayments from its New York affiliate in the amount of $125,000 for royalties.  As of September 30, 2009, the Company recognized $80,000 of such prepayments as revenue and will apply the $45,000 outstanding balance to revenue when earned in future periods.

During the 2009 period, the Company had past due royalties of $18,000 and $14,000 from its Baltimore and New Orleans licensees.  The Company elected to forego the $18,000 owed from its Baltimore licensee and is negotiating a settlement with its New Orleans licensee for the $14,000 owed.  These past due balances were the result of the chains of events during the 2008 period with our former Scores East and West affiliates which may have adversely effected business operations with our Baltimore and New Orleans licensees. The reserve for past due royalties was $14,000 and $2,000 as of September 30, 2009 and December 31, 2008 respectively.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

New Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value and becomes effective for us in fourth quarter 2009. The Company is currently evaluating the impact ASU 2009-05 will have on its financial statements.

In June 2009, the FASB issued FAS 168, the FASB Accounting Standards Codification (“Codification”), which launched on July 1, 2009, and is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Codification combines all authoritative standards into a comprehensive, topically organized online database. After the Codification launch, only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855 (formerly FAS 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 for the quarter ended June 30, 2009, and adoption did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued additional guidance, which resides under the Compensation—Retirement Benefits Topic of the FASB ASC 715, on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets. This guidance is effective for years ending after December 15, 2009 and since it requires additional disclosure only it will not impact our consolidated results of operations or financial position.

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

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

EMS is owned by 333 East 60th Street Inc. (“333”) and 333 is owned by the Share Sellers Richard Goldring and Elliot Osher.

At the Closing and pursuant to the terms of the transfer agreement by and between the Company and EMS dated December 9, 2008, EMS assigned to the Company the Licensing Rights and the EMS Royalty Rights relating to the Existing licensees, free and clear of any charges, liens or other encumbrances. In consideration of these assignments, the Company credited 333 with a $600,000 payment against a $1,220,475 debt owed by 333 to the Company (the “Debt”) and provided 333 with an acknowledgement that the Debt was satisfied to the extent of the $600,000 payment.  Additionally, at the Closing, EMS and the Company executed a cancellation and mutual release agreement canceling the MLA and terminating all of the rights and obligations of the parties hereunder.

WestSide Realty of New York, Inc.

During the 2008 period, we subleased on a month-to-month basis, approximately 700 square feet of office space from Go West Entertainment, Inc (GW), which is located at 533-535 West 27th Street, New York, NY.  On July 1, 2008 we cancelled our month-to-month sublease with GW and leased approximately 350 square feet of office space with Westside Realty of New York (WSR) on a month-to month basis.  The lease requires us to pay a monthly rent of $2,500 which includes overhead cost. A portion of related party payable consists primarily of $60,000 owed to WSR in accrued rent as of September 30, 2009 respectively.  WSR is part owned and operated by Robert M. Gans.

IM Operating, LLC

I.M. Operating LLC (“IMO”), which is partially owned by Robert M. Gans who is also our majority shareholder, has signed a licensing agreement with us and commenced operations of a new club in New York, New York (the “New York Club”) under the Scores name in May 2009.  Throughout this report, we refer to the New York Club as our affiliate, because of the common ownership by Mr. Gans.  Related party payable also consist of cash payments made by  IMO in the amount of  $65,555  for insurance, accounting, business development and legal expenses paid on behalf of the Company.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 4 - Licensees

The agreement between us and EMS dated January 27, 2009, terminated the MLA and hence, we have begun to retain 100% of the royalty payments received from each of our existing and future licensees’ rather than the 50% which was previously retained by EMS under the MLA.

In 2003, EMS licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to the Company were the greater of $2,500 per week or 4.99% of the gross revenues (less $25,000 per week) earned at that location. Chicago accounts for 25% and 25% of our total royalty revenues during the first nine month of 2009 and 2008, respectively.  During the nine months 2009 period, the Company collected $60,038 in cash royalties and is owed $10,000 in accrued royalties.

In 2004, EMS licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to EMS were the greater of $1,000 per week or 4.99% of gross revenues. This club accounts for 29% and 26% of our total royalty revenues during the first nine months in 2009 and 2008, respectively.  For the nine months 2009 period, the Company collected $44,293 in cash royalties and is owed $8,000 in accrued royalties.

In April 2007, EMS licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana. Royalties payable under this license are capped at the greater of $8,000 per month or 4.99% of gross revenues. This club commenced operations in April 2007 and accounted for 11% and 11% of our total royalty revenues during first nine months of 2009 and 2008, respectively.  The Company is owed $19,000 of which there is a reserve of $14,000.  During the three month ended September 2009 period, the Company recorded $15,000 in royalties, collected $10,000 and is owed $5,000 net of allowance.

On January 27, 2009, we entered into a licensing agreement with I.M. Operating LLC (“IMO”) for the use of the Scores brand name which our majority shareholder (Robert M. Gans) and Secretary and Board Director (Howard Rosenbluth) are members.  IMOs’ operations will be at the location of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”)., which is also owned by Westside Realty of New York, of which the majority owner is Robert M. Gans.  Royalties payable to the Company under this license agreement are 3% of gross revenues. IMO has a liquor license, renovated the club and commenced operations at the West 28th street location in May 2009.  During the 2009 period, the Company recorded deferred revenue in the amount of $125,000 for royalty prepayments from IMO and recognized $80,000 of such prepayments as revenue; the $45,000 balance will be applied to revenue when earned in future periods.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 5 – Commitments and Contingencies

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. The Las Vegas club ceased operating and, as of December 31, 2008, EMS had received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the Supreme Court of the State of New York, County of New York (the “SCNY”), on July 23, 2008. DIF&B was required to file an answer by August 23, 2008, but did not do so. As a result, EMS filed an application for a default judgment and the SCNY appointed a referee to determine damages. The referee determined that damages in the amount of $216,000, with interest, should be paid to EMS and a default judgment totaling $230,557 was entered by the Clerk of SCNY.  We will attempt to collect on this judgment.  We will be entitled to all monies so collected, pursuant to the Assignment Agreement with EMS and 333.

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West Entertainment, Inc. ("Go West") in the Supreme Court of the State of New York, County of New York, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiffs’ alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery.  On April 18, 2008, co-defendant Go West filed for bankruptcy and the case is currently stayed.

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against us and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York (the “Court”), Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleges that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. On or about September 5, 2009, plaintiffs served their third amended complaint adding in two individual defendants who are alleged to be employers under the state and federal wage claims.  We dispute that we are a proper defendant in this action and we dispute that we violated the federal and state labor laws, and further dispute that the dancers are “employees” subject to the federal and state wage and hour laws. We intend to vigorously contest the claimed liability as well as the violations alleged.

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

On April 18, 2008, Go West filed a voluntary petition for bankruptcy with the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”), under Chapter 11 of the U.S. Bankruptcy Code. This filing followed the April 15, 2008 Appellate Court decision to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. The United States Trustee in this case filed a motion seeking the dismissal or conversion of Go West’s Chapter 11 case as Go West is no longer operating. That motion was granted by the Bankruptcy Court and an order was entered on July 23, 2009 following Go West’s completion of its stipulations with the Internal Revenue Service (regarding the payment of unpaid federal taxes) and the New York State Department of Taxation (regarding a payment plan for state taxes due).

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

On May 2, 2008, the NYSLA gave notice of its pleading to 333, the owner of Scores East, in connection with its proceeding to cancel or revoke the liquor license of Scores East, based on its revocation of the Scores West liquor license. (Scores West and Scores East were related by common ownership.) On July 2, 2008, the NYSLA gave 333 a notice of hearing set for August 19, 2008. Based on the filing with the NYSLA of a conditional no-contest plea, this hearing was adjourned.  333 have since surrendered its liquor license for Scores East and that club has permanently closed.  Because of these developments, we are no longer able to receive royalty revenues from Scores East, which in 2006, amounted to 28% of our royalties.  We did not receive any revenue from Scores East since 2006.

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. We have answered a third amended complaint and participated in a Preliminary Conference to establish the discovery schedule. Examinations before trial of the parties have been completed and non-party depositions are now being taken. The plaintiff has not yet undergone the required physical examination. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

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

Overview

Scores Holding Company, Inc. (‘Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are four such clubs currently operating under the Scores name, in New York, Baltimore, Chicago, and New Orleans.

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

Results of Operations

Three Months Ended September 30, 2009 (“the 2009 period”) Compared to Three Months Ended September 30, 2008 (“the 2008 period”).

Revenues:

Revenues increased to $123,618 for the 2009 period from $33,660 for the 2008 period.  The increase in revenue was due primarily as a result of the cancellation of the Master License Agreement with EMS (the “MLA”) in December 2008. Pursuant to the MLA, EMS retained fifty percent of our royalties due from non affiliates.  As a result of the cancellation, revenues from our Chicago nightclub increased one hundred thirty six percent (136%) to $27,579 for the 2009 period from $11,690 from the 2008 period, while revenues from our Baltimore club increased one hundred twenty two percent (122%) to $31,039 for the 2009 period from $13,970 for the 2008 period and revenues from our New Orleans club increased one hundred fifty (150%) to $15,000 for the 2009 period from $6,000 in the 2008 period.

1.  As more fully described in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2008.

Revenues from the New York Club, which commenced operations in May 2009, increased to $50,000 in the 2009 period from $0 in the 2008 period.  The New York Club paid us $25,000 in advance.  The Company will apply these payments to revenue in future periods when earned.

General and Administrative Expenses:

General and administrative expenses increased during the 2009 period to $116,804 from $89,553 during the 2008 period.  During the 2009 period, the Company recognized approximately $43,000 of prior period cost related to business development and insurance.  Amortization expense on our trademark brand increased $12,196 to $27,126 in the 2009 period from $14,930 in the 2008 period.  Costs for rent, legal and trade shows decreased approximately $44,000 during the 2009 period compared to the 2008 period.  Our efforts to expand into new markets with the Scores brand increased salaries and business development cost during the 2009 period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net income (loss):

Our net income was $6,814 or $0.00 per share for the 2009 period compared to a net (loss) of $(76,594) or $(0.00) per share for the 2008 period.  The increase in net income for the 2009 period was a result of a two hundred sixty seven percent (267%) increase in royalties earned from our licensees during the 2009 period over the 2008 period.  Our costs were significantly increased, including amortization and insurance which together increased by approximately $61,000.   This increase was offset by reductions in rent, legal and trade show expenses of approximately $44,000 during the 2009 period over the 2008 period.

Net income/(loss) per share data for both the 2009 period and the 2008 period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues:

Revenues increased fifty percent (50%) to $241,236 for the nine month 2009 period from $160,544 for the nine month 2008 period. Royalty revenues from our Chicago licensee increased fifty three (53%) percent to $60,943 for the nine month 2009 period from $39,740 for the nine month 2008 period, while revenues from our Baltimore licensee increased seventy three percent (73%) to $70,293 for the nine month 2009 period from $40,444 for the nine month 2008 period. Revenues from our Las Vegas licensee (which terminated our license in May 2008) decreased one hundred percent (100%) to $0 for the nine month 2009 period from $54,000 for the nine month 2008 period.  The Las Vegas licensee had accounted for approximately thirty four (34%) percent of our revenue in 2008.

 During the second quarter of 2009, the New York Club commenced operations.  We received approximately $125,000 in advances against future cash royalty payments from our New York affiliate and applied $80,000 of such advance payments to revenue during the nine month 2009 period.  The $45,000 balance will be applied towards future royalties.   During the nine month 2009 period, the Company reserved approximately $12,000 from our New Orleans licensee and $18,000 from our Baltimore licensee against past due royalties. See (Bad Debt Expense below).

General and Administrative Expenses:

General and administrative expenses increased during the nine month 2009 period to $347,598 from $264,301 during the nine month 2008 period.  This difference was primarily due to an increase of $49,000 in amortization expense related to our trademark brand, increases in business development cost and prior sales taxes of $37,500 and $19,000, respectively, during the 2009 period over the 2008 period. These increases were offset by significant reductions in public relations, salaries, legal, rent, and advertising expenditures.  Our efforts to expand our brand presence in new markets were impacted negatively by our short falls in our anticipated revenue during the 2009 and 2008 nine month periods.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net (Loss):

Our net (loss) was $(130,362) or $(0.00) per share for the nine month 2009 period compared to a net (loss) of $(129,713) or $(0.00) per share for the nine month 2008 period.   Losses during the nine month 2009 period were not significant as compared to the nine month 2008 period.  The Company had significant increases in revenues primarily due to the cancelled MLA with EMS.  The fifty percent revenue that EMS had retained under the MLA ceased with the MLA’s cancellation.  On the other hand, the Company had significant ad hoc increases in cost for business development, amortization, bad debts and prior year sales taxes increased during in the 2009 period over the 2008 period.

Net (loss) per share data for both the nine month 2009 period and the nine month 2008 period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Bad Debt Expense

As of September 30, 2009, our Baltimore and New Orleans licensees owed us $18,000 and $12,000, respectively, in accrued and unpaid royalties.  During the 2009 nine month period, management agreed to write off the $18,000 balance owed from our Baltimore licensee and continue to reserve the amount owed by our New Orleans licensee.  The determination to write off certain receivables was made in connection with reductions in revenues from our licensees as a result of the various prior legal matters relating to our former officers and New York affiliates.  We settled with our Baltimore licensee and we are currently negotiating with our New Orleans licensee regarding past due royalties.  For the three month 2009 period, the Company recorded approximately $15,000 in current royalties of which $10,000 was received and $5,000 remains outstanding for its New Orleans licensee.

Liquidity and Capital Resources

Cash:

At September 30, 2009, we had $39,458 in cash and cash equivalents compared to $173 in cash and cash equivalents at December 31, 2008.

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

Operating Activities:

Net cash (used) in and provided by operating activities for the nine months ended September 30, 2009 and September 30, 2008 was $(35,288) and $5,000, respectively. The decrease in cash reflect reductions in amounts due to related parties and inventory write downs offset by increases  in royalties receivable, bad debt and amortization expenses during the 2009 versus the 2008 periods.  During the nine month 2009 period, debt in the amount of $6,000 was forgiven from one of our former related parties.  This forgiveness was the result of our purchase of the Master License Agreement from EMS.

Financing Activities:

During the 2009 period our bank overdraft decreased by $21,000 as a result of our receiving the $125,000 cash advance against future royalties, from our New York affiliate licensee. We accrued approximately $60,000 in expenses for rent due to our Westside Realty affiliate and approximately $65,555 of expenses for insurance, business development and accounting paid in cash by our New York affiliate on behalf of the Company.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2009 we had an accumulated deficit of $(6,102,123), with total current assets of $65,858 and total current liabilities of $243,482 or negative working capital of $(177,624). As of December 31, 2008, we had total current assets of $14,018 and total current liabilities of $155,808 or negative working capital of $(141,790). The decrease in negative working capital was primarily attributable to the increase in our cash and accounts receivable, which did not exceed our payables during the 2009 three and nine month periods.  The Company received $125,000 in advance cash payments from our New York affiliate of which $30,000 was applied towards May and June 2009 royalties and $50,000 was accrued and applied toward the three months ended September 2009.  The remaining $45,000 will be applied towards future period revenues.

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

During the analysis of our internal controls at September 30, 2009, we identified a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Our analysis identified control deficiencies related to our recording of inventory, accounts payable, notes payable/debentures, prepaid expenses and unique or one time or first time transactions. While we have taken certain remedial steps during the nine months ended September 30, 2009 to correct these control deficiencies, we do not have a sufficient number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application of the appropriate controls. Due to the nature of these material weaknesses, there is more than a remote likelihood that misstatements which could be material to our financial statements could occur that would not be prevented or detected.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the 2009 period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

ITEM 1.	LEGAL PROCEEDINGS

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. The Las Vegas club ceased operating and, as of December 31, 2008, EMS had received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the Supreme Court of the State of New York, County of New York (the “SCNY”), on July 23, 2008. DIF&B was required to file an answer by August 23, 2008, but did not do so. As a result, EMS filed an application for a default judgment and the SCNY appointed a referee to determine damages. The referee determined that damages in the amount of $216,000, with interest, should be paid to EMS and a default judgment totaling $230,557 was entered by the Clerk of the SCNY.  We will attempt to collect on this judgment.  We will be entitled to all monies so collected, pursuant to the Assignment Agreement with EMS and 333.

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the Supreme Court of the State of New York, County of New York, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiffs’ alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery.  On April 18, 2008, co-defendant Go West filed for bankruptcy and the case is currently stayed.

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against us and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York (the “Court”), Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleges that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. On or about September 5, 2009, plaintiffs served their third amended complaint adding in two individual defendants who are alleged to be employers under the state and federal wage claims.  We dispute that we are a proper defendant in this action and we dispute that we violated the federal and state labor laws, and further dispute that the dancers are “employees” subject to the federal and state wage and hour laws. We intend to vigorously contest the claimed liability as well as the violations alleged.

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

On April 18, 2008, Go West filed a voluntary petition for bankruptcy with the U.S. Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”), under Chapter 11 of the U.S. Bankruptcy Code. This filing followed the April 15, 2008 Appellate Court decision to deny a further stay of the March 2008 revocation by the NYSLA of the Scores West liquor license. The United States Trustee in this case filed a motion seeking the dismissal or conversion of Go West’s Chapter 11 case as Go West is no longer operating. That motion was granted by the Bankruptcy Court and an order was entered on July 23, 2009 following Go West’s completion of its stipulations with the Internal Revenue Service (regarding the payment of unpaid federal taxes) and the New York State Department of Taxation (regarding a payment plan for state taxes due).

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

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. We have answered a third amended complaint and participated in a Preliminary Conference to establish the discovery schedule. Examinations before trial of the parties have been completed and non-party depositions are now being taken. The plaintiff has not yet undergone the required physical examination. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

On December 11, 2006, SMG, our former affiliate and owner of the club in North Miami, Florida, filed for bankruptcy with the United States Bankruptcy Court for the Southern District of New York. In connection therewith, it terminated its license agreement with EMS whereby it was authorized to use our intellectual property. At the time of its filing, SMG owed us $16,661 for unpaid merchandise, which we subsequently reserved as bad debt. SMG emerged from bankruptcy in September 2008, under a plan of reorganization pursuant to which all general, unsecured debt was discharged, including the $16,661 owed to us.

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

SCORES HOLDING COMPANY, INC.

Dated: November 16, 2009	By:	/s/ Curtis Smith
Curtis Smith
Acting Principal Executive Officer and Principal Financial Officer