Form 10-K
period 2009-12-31
SCORES HOLDING CO INC
filed 2010-04-15
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2009

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
Yes ☐   No ☒

As of March 31, 2010, there were 165,186,124 shares of the registrant's common stock, par value $0.001, issued and outstanding.

On June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter,  76,285,894 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $1,907,147, based on the last sale price of $.025 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

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

PART I

ITEM 1. BUSINESS

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to gentlemen’s nightclubs with adult entertainment in the United States.  These clubs feature topless female entertainers together with opportunities for watching sporting events and corporate and private parties. There are four such clubs currently operating under the Scores name, in New York City, Baltimore, Chicago, and New Orleans.

Our trademarks and copyrights surrounding the Scores trade name are critical to the success and potential growth of our business.  Our trademarks are held by our wholly owned subsidiary, Scores Licensing Corp. (“SLC”).

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

Until January 27, 2009, we were under common control with two previously existing nightclubs in New York, New York (“Scores East” and “Scores West”) which were owned, respectively, by 333 East 60th Street, Inc. (“333”), and Go West Entertainment, Inc. (“Go West”). EMS is also owned by 333.  Through EMS, we had sublicense agreements with each of Scores East and Scores West pursuant to which they were entitled to use the Scores intellectual property. (Throughout this report, we refer to Scores East and Scores West as our “formerly affiliated clubs.”  All other clubs with the exception of our newly opened club in New York, Scores New York (see discussion below), are referred to as non-affiliated clubs or as licensees (or sublicensees, as applicable), a term that may include the formerly affiliated clubs when the context requires.)

On January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock1.  Mr. Gans is the majority owner of I.M. Operating LLC (“IMO”).  IMO has a licensing agreement with us and has commenced operations in New York, New York under the club name Scores New York.  (Throughout this report, we refer to Scores New York as our “affiliated club”)

Termination of our Contract with EMS

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

Change in our Ownership

On January 27, 2009, pursuant to a stock purchase agreement (the “SPA”), Mitchell’s East LLC (“Buyer”), a New York limited liability company wholly owned by Robert M. Gans, purchased an aggregate of 88,900,230 shares (the “Owned Shares”) of our common stock beneficially owned by Richard Goldring and Elliot Osher (collectively the “Share Sellers”), as well as any rights Harvey Osher (the Share Sellers and Harvey Osher, together, the “Sellers”) may have in 13,886,059 shares of our common stock (the “Decedent Owned Shares”) currently held of record by the estate of William Osher, deceased, and any rights the Sellers may have in an additional 2,400,001 shares of our common stock (the “Expectancy Shares”).  Under the terms of the SPA, Harvey Osher is to deliver to the Buyer the Decedent Owned Shares that he may receive and the Sellers are to deliver to the Buyer any shares of the Company underlying the Expectancy Shares that any such Seller may receive.  Additionally, pursuant to the SPA, each of the Sellers granted to Buyer an irrevocable proxy enabling Buyer to act as his proxy with respect to any shares underlying the Decedent Owned Shares and the Expectancy Shares, as applicable.

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

Nightclubs Currently Licensing our Scores Brand

In 2003, EMS licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to EMS under this license are the greater of $2,500 per week or 4.99% of the the Chicago club’s gross revenues (less $25,000 per week) earned at that location. The Chicago club accounted for 23% and 33% of our total royalty revenues during 2009 and 2008, respectively.

In 2004, EMS licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to EMS under this license are the greater of $1,000 per week or 4.99% of gross revenues. The Baltimore club accounted for 27% and 25% of our total royalty revenues in 2009 and 2008, respectively.

In April 2007, EMS licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana “Score New Orleans”. Royalties payable under this license are capped at the greater of $4,000 per month or 4.99% of gross revenues. The New Orleans club accounted for 10% of our total royalty revenues during each of 2009 and 2008.

The Assignment Agreement between us and EMS dated January 27, 2009, terminated the MLA and, since that date, we have begun to retain 100% of the royalty payments received from each of these clubs.   This percentage includes the 50% which was previously retained by EMS under the MLA.

On January 27, 2009, we entered into a licensing agreement with IMO for the use of the Scores brand name “Scores New York”.  IMO is owned in the majority by Robert M. Gans who is also our majority shareholder.  The address where IMO’s new club is located is the same address as that of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”).  Royalties payable to us under this license agreement have been set at 3% of gross revenues of Scores New York.  Scores New York commenced operations in May 2009 and has accounted for 40% of our total royalty revenue during 2009.  The West 27th Street Building is owned by Westside Realty of New York (“WSR”). Robert M. Gans is the majority owner of WSR.

Nightclubs Formerly Licensing our Scores Brand

Scores East was the first nightclub to sublicense our Scores brand through EMS. This nightclub surrendered its liquor license in December 2008 and closed its operations.  Scores East accounted for 0% of our royalty revenue in 2008 and 2009.  Our second sublicensed nightclub, Scores West, had its liquor license revoked in 2008 and ceased operations. Scores West accounted for 0% of our royalty revenue in 2008 and 2009.  On April 18, 2008, Go West, the owner of Scores West, filed for chapter 11 bankruptcy.  In 2008, we collected $14,788 and $35,928 in cash from Scores East and Scores West, respectively.  (See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bad Debt Expense.)

In July 2005, EMS licensed our Scores brand name to D.I. Food and Beverage (“DIF&B”) for DIF&B’s nightclub in Las Vegas, Nevada. Under this EMS sublicense agreement, DIF&B paid EMS $9,000 per week in royalties and $1,500 per month in related fees.  This club accounted for 29% of our royalty revenue in 2008 (and 0% in 2009).  Following notice to EMS, DIF&B canceled its sublicense with EMS effective May 6, 2008.  DIF&B failed to make its final royalty payments to EMS and we and EMS have begun legal action against EMS to collect our fees due and related damages, as more fully discussed below.

Scoreslive.com

On January 24, 2006, we entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.”  EMS was not a party to this license agreement.  Our agreement with AYA provides for royalty payments to be made directly to us at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. The license continues for as long as the website is operational. Scoreslive.com piloted in January 2007. Because the Scoreslive.com website is still in the development stage, it has accounted for a minimal amount of our total royalty revenues in 2009 and 2008.  On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc. (“SWG”), a newly formed New York corporation whose majority owner is Robert M. Gans.

Competition

The adult nightclub entertainment business is highly competitive with respect to price, service, location and professionalism of its entertainment. Sublicensed clubs will compete with many locally-owned adult nightclubs. It is our belief, however, that only a few of these nightclubs have names that enjoy recognition and status equal to the Scores brand. For example, there are approximately twenty five (25) adult entertainment cabaret night clubs within the five boroughs of New York City; approximately six upscale located in the borough of Manhattan. We believe only three (Ricks Cabaret, Hustler and Penthouse) provide the most competitive adult entertainment experience to that of our brand and our New York affiliate. Other localities where our “Scores” brand is licensed have similar competitive environments.

We believe the combination of our name recognition and our distinctive entertainment environment allows our licensees to effectively compete within the industry, although we cannot assure anyone that this will prove to be the case.  The success of our licensees depends upon their ability to retain quality entertainers, employees and to provide customer service to their customers.  The inability to sustain quality entertainers, employees and customer service could have a material or adverse impact on the ability of our licensees to compete within the industry.

Competition among online adult entertainment providers is intense in respect to both content and subscribers’ capital.  SWG’s competition for its Scoreslive.com internet site varies in both the type and quality of offerings, but consists primarily of other premium pay services. The availability of, and price pressure from, more explicit content on the Internet, frequently offered for free, also presents a significant competitive challenge to SWG.  The Internet is highly competitive, and Scoreslive.com will compete for visitors, subscribers, shoppers and advertisers. We believe that the primary competitive factors affecting SWG’s Internet operations include brand recognition, the quality of content and products, pricing, ease of use and sales and marketing efforts. We believe that SWG and Scoreslive.com have the advantage of leveraging the power of our Scores brand across multiple media platforms.

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

We cannot offer any assurance that our licensees will obtain liquor licenses or that, once obtained, they will maintain their liquor licenses or be able to assign or transfer them if necessary.  A license to sell alcoholic beverages in many cases requires annual renewal and may be revoked or suspended for cause, including any regulatory violation by the nightclub operating the license or its employees. Royalties for our business could decrease, if one or more of our licensees fails to maintain its liquor license.

"Cabaret" Licenses

Although not a requirement, our licensees typically request a cabaret license in connection with the operation of their nightclubs. Cabaret licenses are not a requirement in all states; however, some states mandate that such licenses be obtained prior to the operation of an adult nightclub. For example, one of our formerly affiliated licensees’, was granted a cabaret license for a nightclub by the City of New York’s’ Department of Consumer Affairs (the "DCA"). In response, the DCA determined that zoning requirements and that the building qualified for operations in accordance with the codes and standards for a nightclub.  We believe our licensees comply with all regulatory laws regarding cabaret or an adult entertainment license; however, there is no assurance that any of their licenses will remain effective or that they could be assigned or transferred if necessary. If one or more of our licensees failed to maintain a required license, this could have a material or adverse effect on our cash flow and profitability.

Zoning Restrictions

Adult entertainment establishments must comply with local zoning restrictions which can be stringent. For example, zoning regulations in the City of New York mandate that an adult entertainment business operates in an area zoned as residential, or in areas that are commercially zoned, and devotes more than either 40% or more of its space available to customers or 10,000 square feet for adult entertainment activities.  Although we expect our licensees to operate within "zoned" areas, we cannot make any assurances that local zoning regulations will remain constant, or that if changed, our licensees will be able to continue operations under our Scores brand name trademark. If zoning regulations were to restrict the operations of one or more of our licensees, this could have a material or adverse effect on our cash flow and profitability.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. PROPERTIES.

Beginning July 1, 2004, we leased 2,400 square feet of office space on West 27th Street in New York, New York, from Go West for our executive offices, paying $20,000 per month and offsetting this amount against royalties owed to the Company by Go West. On March 1, 2007, the Company terminated the lease but continued to occupy the office space.  In July 2007, a $5,000 monthly credit was offset from the outstanding royalty balance owed from our then Go West affiliate to occupy 700 square feet of office space at the same location.

As of July 1, 2008, WSR, the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy.   On April 1, 2009, the monthly rent, which includes overhead cost, was reduced from $5,000 to $2,500.

ITEM 3. LEGAL PROCEEDINGS.

On January 14, 2010, we were named in a complaint filed with the Supreme Court of the State of New York, County of New York (the “SCNY”) in connection with an alleged assault on the plaintiff by an agent of our New York affiliated club. We have not yet answered this complaint but will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

On June 23, 2009, we filed a complaint with the SCNY against Silver Bourbon, Inc., our licensee in New Orleans and operator of Scores New Orleans, for breach of contract.  At the time of the filing, Silber Bourbon, Inc. owed us $70,000 in unpaid royalties.  Silver Bourbon, Inc. filed an answer with the SCNY on October 12, 2009 and this matter is now in discovery.

On September 5, 2008, Ruth Fowler, a former cocktail waitress at Scores West, filed a civil lawsuit against us in the Federal District Court for the Southern District of New York (the “Court”).  The plaintiff is seeking to recover damages for alleged illegal deductions taken from her salary and monies due her and for sexual harassment under the New York City and New York State Human Rights Laws.  On May 7, 2009, we filed a motion to dismiss the action against us but that motion was denied by the Court with possible leave to renew the motion at a future date after the completion of discovery proceedings.  In the meanwhile, counsel for plaintiff filed an amended complaint on February 26, 2010 to add as additional parties to the action Go West and EMS.  On March 1, 2010, we filed affirmative defenses and an amended response asserting cross-claims for judgment against both Go West and EMS. The case has been placed in the hands of a magistrate judge and we have served various discovery demands which have not been responded to as of yet by counsel for the plaintiff.  Although the outcome of this action is uncertain, we believe that any outcome will not have a material effect on us, since the plaintiff was only employed by Scores West for less than four months.

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. The Las Vegas club ceased operating and, as of December 31, 2008, EMS had received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the SCNY, on July 23, 2008. DIF&B was required to file an answer by August 23, 2008, but did not do so. As a result, EMS filed an application for a default judgment and the SCNY appointed a referee to determine damages. The referee determined that damages in the amount of $216,000, with interest, should be paid to EMS and a default judgment totaling $230,557 was entered by the Clerk of the SCNY.  We will attempt to collect on this judgment.  We will be entitled to all monies so collected, pursuant to the Assignment Agreement with EMS and 333.

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed.  On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay has been lifted.

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against us and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York (the “Court”), Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleged that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations.  On behalf of ourselves and the other defendants we filed a motion to dismiss that portion of the Complaint that asserted State law class action allegations; we also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; we opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004.  On May 29, 2008, we filed an answer to plaintiff's’ second amended complaint.  On or about September 5, 2009, plaintiffs served their third amended complaint adding in two individual defendants who are alleged to be employers under the state and federal wage claims.  We dispute that we are a proper defendant in this action and we dispute that we violated the federal and state labor laws, and further dispute that the dancers are “employees” subject to the federal and state wage and hour laws. We intend to vigorously contest the claimed liability as well as the violations alleged.

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

PART II

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “SCRH” since 2004.  The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink OTC Markets Inc. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2008	.008	.0033
June 30, 2008	.01	.003
September 30, 2008	.003	.001
December 31, 2008	.0023	.0011
March 31, 2009	.0035	.0005
June 30, 2009	.025	.0011
September 30, 2009	.035	.019
December 31, 2009	.057	.0125
March 31, 2010	.17	.044

Holders

As of March 31, 2010, there were approximately 580 record holders of our common stock.

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

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

For the year ended December 31, 2009 (the “2009 period”) compared to the year ended December 21, 2008 (the “2008 period”).

Revenues:

Revenues increased to $387,425 for the 2009 period from $187,255 for the 2008 period.  This increase was primarily due to the following factors:  In May 2009, our newly established New York affiliated club commenced operations and revenues from this club amounted to $154,747 during the 2009 period. Our operations are dependent upon royalties from our New York affiliated club which, in 2009, represented 40% of our total revenue.  We license our brand to innovative and experienced operators who help sustain our brand by providing quality service to customers.  We believe the combination of the club services provided by our existing operators and the opening of our newly established New York affiliated club contributed to the increase in 2009 period revenues from our Chicago, Baltimore and New Orleans licensees. Revenues increased 41% to $87,320 in the 2009 period from $62,118 in the 2008 period for the Chicago club, 130% to $105,358 in the 2009 period from $45,830 in the 2008 period for the Baltimore club and 106% to $37,000 in the 2009 period from $18,000 in the 2008 period for the New Orleans club.

Our Las Vegas licensee sold its club in August 2008, revenues from this club amounted to $54,000 during the 2008 period.  During the 2008 and 2009 periods, we did not record any royalty revenue from our former affiliated clubs (see Bad Debt Expense below).

In January 2007, the website, Scoreslive.com, began a developmental test launch of its operations and, for the 2009 and 2008 periods, generated gross revenues of approximately $5,000 per month resulting in minimal royalties to us. We believe that the Scoreslive.com website will remain in development mode during 2010, continuing to generate minimal revenues for us.

We recognize revenues as they are earned, not as they are collected.

Bad Debt Expense

As of December 31, 2009, Scores East and Scores West owed us (indirectly, through EMS) $615,476 and $184,768, respectively, in accrued and unpaid royalties.  We have decided to write off these amounts based on the NYSLA’s revocation of the Scores West liquor license and the subsequent permanent closing of that club and the related Scores East surrender of its liquor license and the permanent closing of that club.  Additionally, in connection with Go West’s construction of the Scores West club, we loaned Go West $1,636,264 in exchange for a promissory note from Go West (the “Note”).  The Note has not been repaid and, as of December 31, 2009, $1,867,310 (including accrued interest) remained due under the Note. As of December 31, 2006, we reserved the entire $1,867,310, of the Note plus interest, as a bad debt expense.  We have forgone interest on the Note since 2007.

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

In December 2008, the Company wrote off the $50,000 in royalties due from its Las Vegas licensee.   This write-off was the result of the sale of the club by the operator in May 2008, which ceased operations shortly thereafter.

Operating Expenses:

Operating expenses for the 2009 period and the 2008 period were $547,223 and $422,873 respectively. These expenses were directly related to the maintenance of the corporate entity and regulatory filing of periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”). To comply with the requirements of Sarbanes Oxley, we expect these regulatory costs to increase in future years.   Our business development and other executive administrative costs increased by $253,350 during the 2009 period from the 2008 period, and may continue to increase in future periods due to expansion of our brand into emerging markets. The Company incurred approximately $19,000 of unforeseeable cost related to sales taxes during the 2009 period.  Non-executive administrative costs related to accounting, legal, trade shows, rents and payroll taxes decreased by $216,000 during the 2009 period from the 2008 period.  These reductions were the result of changes in management during the 2009 period over the 2008 period.   Amortization expense increased $68,000 during the 2009 period from the 2008 period due to the  repurchase from EMS of the Licensing Rights and Royalty Rights under the MLA.

Provision for Income Taxes:

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses.

Net Income (Loss) (per share):

Our net loss for the 2009 period was $(158,362) or $(0.00) per share versus a net income of $131,122 or $0.00 per share for the 2008 period.  During the 2009 period, our $200,000 increase in revenues was offset by costs related to business development, regulatory report preparation and filing, salaries, legal, amortization and taxes, which approximated to $358,000.  The change from net income to a net (loss) from the 2008 period to the 2009 period can also be attributed to the reversal of bad debt for Scores East in the amount of $600,000, as a result of our repurchase from EMS of rights under the MLA and the impairment loss in the amount of $281,216 during the 2008 period. We based this impairment loss on the various adverse implications resulting from the permanent closing of the Scores East and Scores West clubs.

Net income per share data for both the 2009 and 2008 periods is based on net income available to common shareholders divided by the weighted average of the common shares outstanding.

Liquidity and Capital Resources

At December 31, 2009, we had $31,694 in cash and cash equivalents compared to $173 in cash and cash equivalents at December 31, 2008.

On February 28, 2007, our then President, Chief Executive Officer, Director and majority stockholder, Richard Goldring resigned from each of his positions, and terminated his employment with us.  Under the terms of his employment agreement dated March 31, 2003, we were obligated to pay Mr. Goldring a $1 million termination fee (the “Termination Fee”). Because of our lack of cash and other business related reasons, we did not pay Mr. Goldring the Termination Fee.  On May 10, 2009 Mr. Goldring assigned his right, title and interest in and to the Termination Fee to Robert M. Gans.  As further discussed below, we do not expect Mr. Gans to require from us payment of the Termination Fee.

We have incurred losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2009 we had an accumulated deficit of $(6,130,123). As of December 31, 2009, we had total current assets of $58,426 and total current liabilities of $230,674 or negative working capital of $(172,248). As of December 31, 2008, we had total current assets of $14,018 and total current liabilities of $155,808 or negative working capital of $(141,790). The increase in the amount of negative working capital has been primarily attributable to the increase in our related party activity which significantly supported our operations.  During the 2009 period, the Company increased its cash position due to prepayments in royalties made by our affiliated club in New York; however, due to our lack of cash, our New York affiliated club covered many of our administrative cost related to regulatory filings and corporate maintenance, which caused our short term related party debt to exceed our current assets.

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

Compliance with Sarbanes-Oxley

The amount of royalties owed to us from our formerly affiliated nightclubs, Scores East and Scores West, and including our formerly affiliated nightclub in North Miami, Florida, during 2008 totaled $816,905. Cash received as partial payment on these receivables during the 2008 period amounted to $50,715. We received no payments of principal or interest on the Note during these periods.

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

Revenue Recognition

Revenues for the 2009 period and the 2008 period were derived predominately from royalties. We apply judgment to ensure that the criteria for recognizing revenues are consistently applied and achieved for all recognized sales transactions.

Long-Lived Assets (including Tangible and Intangible Assets)

We acquired the “Scores” trademark to market and conduct a global business strategy. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to the intangible and tangible assets on a quarterly basis or when evidence, events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Related costs affect the amount of future period amortization expense and impairment expense that we incur and record as cost of sales. Our judgments regarding the existence of impairment indicators and future cash flows related to these assets are based on operational performance of our business, market conditions and other factors. Future events could cause us conclude that impairment indicators exist and that other tangible or intangible assets is impaired.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. Professional judgment is required by management in estimating a provision for our deferred tax asset.   Because the Company consistently incurred net losses in prior years, a valuation for the full deferred tax asset was recorded based on carry forwards of such net operating losses.  This was due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2009 and 2008 are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.[T]  CONTROLS AND PROCEDURES.

(a) Management’s Annual Report on Internal Control over Financial Reporting. Management of Scores Holding Company, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our senior management, consisting of Curtis Smith, our acting chief executive officer and chief financial officer, and Howard Rosenbluth, our Secretary, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our acting chief executive officer, chief financial officer and secretary concluded, as of the Evaluation Date, that our disclosure controls and procedures were not sufficiently effective to ensure that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our acting chief executive officer and chief financial officer and secretary, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to our segregation of duties were material weaknesses.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, management used the criteria set forth in the framework in Internal Control—Integrated Framework and the Internal Control over Financial Reporting – Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Our management has identified the following material weaknesses.

1.
As of December 31, 2009, we did not maintain effective internal controls over financial reporting.  For one, we did not have a functioning audit committee due to a lack of a majority of independent directors on our board of directors.  This lack of a functioning audit committee resulted in our having ineffective oversight in the establishment and monitoring of required internal controls and procedures, and management concluded that it constituted a material weakness in our system of financial reporting.

2.
As of December 31, 2009, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

Based on this evaluation and the material weaknesses identified, management concluded that, as of December 31, 2009 our internal controls over financial reporting were not effective, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

ITEM 9B.   OTHER INFORMATION.

On April 14th 2009, Elda Auerbach resigned from our Board of Directors.  This resignation did not result from any disagreement between Mrs. Auerbach and us.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of March 31, 2010, with respect to our directors and executive officers.

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

Name	Positions Held	Age	Date of Election or Appointment as Director
Martin Gans	Director	74	June 23, 2009

Howard Rosenbluth	Secretary and Director	63	April 21, 2009

Curtis R. Smith	Chief Financial Officer, Acting Chief Executive Officer and Director	40	September 26, 2006

The following is a brief account of the business experience during the past five years or more of our directors and executive officer.

Mr. Gans has been retired since 2002.  Prior to his retirement, Mr. Gans held managerial positions with The Nassau County Board of Elections, from 1994 to 2002, and with the Metropolitan New York hospitals, from 1990 to 1994.  Mr. Gans has a MBA in Health Care Administration from George Washington University and a Bachelor’s degree in Economics from Hunter College.  Mr. Gans served in the United States Army where he reached the rank of SP4.

Over the past five years, Mr. Rosenbluth has been an executive officer overseeing the financial operations for Metropolitan Lumber Hardware and Building Supplies, Inc.,  and The Executive Club LLC, a company operating in the Gentlemen’s' club industry.   Mr. Rosenbluth received an MBA in Finance in 1975 from the University of Connecticut and has owned a consulting firm, a manufacturing company and a restaurant and has worked in public accounting and consulting for more than 35 years.

Mr. Smith has served as our Chief Financial Officer (CFO) since September 2006. Mr. Smith has been our Acting Chief Executive Officer since June 2007.  Prior to serving as our CFO, he served as our controller for one year. Prior to joining the Company, Mr. Smith worked in public accounting for more than 10 years and has a background in performing SEC audits and assisting in mergers and acquisitions for public companies. Mr. Smith earned his Bachelor’s degree in Science from Syracuse University and has been Certified Public Accountant since 1996.

Board of Directors

None of our directors receives any remuneration for acting as such.  Directors may, however, be reimbursed for their out-of-pocket expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees has been established to date.  Accordingly, we do not have an audit committee or an audit committee financial expert.  Similarly, we do not have a nominating committee or a committee performing similar functions.  We have not implemented procedures by which our security holders may recommend board nominees to us, but expect to do so in the future.

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

To the best of our knowledge, during the fiscal year ended December 31, 2009, two of our directors, Howard Rosenbluth and Martin Gans, failed to file a required report on Form 3 in a timely manner.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

Code of Ethics

Due to the scope of our current operations, as of December 31, 2009, we have not adopted a code of ethics for financial executives, which include our principal executive officer, Chief Financial Officer or persons performing similar functions. Our decision to not adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2009 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2009 that received annual compensation during the fiscal year ended December 31, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings Compensation ($)	All Other ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Curtis Smith,	2009	105,731	0	0	0	0	0	0	105,731
Acting Chief	2008	79,015	0	0	0	0	0	0	79,015
Executive Officer,
Chief Financial Officer (1)

(1)	Curtis Smith became our Chief Financial Officer on September 26, 2006 and Acting Chief Executive Officer on June 25, 2007.

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

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments.  During the fiscal years ended December 31, 2009 and 2008 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 31, 2010 by

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Curtis Smith	Common Stock	- 0 -	0.0%

Howard Rosenbluth	Common Stock	- 0 -	0.0%

Martin Gans	Common Stock	- 0 -	0.0%

All directors and executive officers as a group (2 persons)	Common Stock	- 0 -	0.0%

Mitchell’s East LLC (2) 617 Eleventh Avenue New York, NY 10036	Common Stock	88,900,230	53.8%

Estate of William Osher (3) 2955 Shell Road Brooklyn, NY 11224	Common Stock	13,886,059	8.4%

(1)	Based upon 165,186,124 shares of Common Stock issued and outstanding as at March 31, 2010.

(2)
Robert M. Gans is the sole owner of Mitchell’s East LLC.  The principal business address of Mr. Gans is 617 Eleventh Avenue, New York, NY 10036.  Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which. H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the SPA.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Until January 27, 2009, Richard Goldring owned approximately 46% of our outstanding common stock.  On January 27, 2009, he sold all of his shares to Buyer, owned by Robert M. Gans.  Elliot Osher owned approximately 8.8% of our common stock until January 27, 2009 when he sold all of his shares to Buyer.  The estate of William Osher currently owns approximately 8.8% of our common stock.  Harvey Osher claims ownership of those shares and, as discussed above, has agreed to transfer them to Buyer.

EMS, 333 and Go West

EMS is one third owned by each of Richard Goldring, Elliot Osher and Harvey Osher. Under the MLA and until its termination on January 31, 2009, EMS was required to pay us 100% of the royalties received from the formerly affiliated clubs and 50% of the royalties received from non-affiliated clubs.  .

333, the operator of Scores East, is two-thirds owned by Richard Goldring and one-third owned by Elliot Osher.  Royalties owed to us by EMS relating to the Scores East sublicense at December 31, 2008 amounted to $615,478. These royalties were foregone by us due to matters resulting in the Scores East surrender of its liquor license and related the closing of the Scores East club.

During the 2008 period, we received approximately $146,682 in cash royalties from our Chicago non-affiliated club.  Pursuant to the MLA, we were obligated to remit these payments to EMS; however, to help cover our shortfalls in cash, we defaulted on this obligation and retained these royalties.  In December 2008, we applied the $146,682 balance due EMS towards the outstanding royalties owed by Scores East as a result of the Transfer and related Assignment Agreement.

Two thirds of Go West is owned by Richard Goldring and one third by Elliot Osher.  Royalties earned during the 2008 period were foregone by us due to matters which led to the revocation in 2008 of the Scores West liquor license by the NYSLA and the subsequent closing of that club.

Obligations to Richard Goldring and Robert M. Gans

On February 28, 2007, our then President, Chief Executive Officer, Director and majority stockholder, Richard Goldring, resigned from each of his positions, and terminated his employment with us.  Under the terms of his employment agreement dated March 31, 2003, we were obligated to pay Mr. Goldring a $1 million Termination Fee. Because of our lack of cash and other business related reasons, we did not pay Mr. Goldring the Termination Fee.  On May 10, 2009 Mr. Goldring assigned his right, title and interest in and to the Termination Fee to Robert M. Gans.  On August 3, 2009, we filed with the SCNY an Affidavit of Confession of Judgment acknowledging that we owe Mr. Gans the Termination Fee along with prejudgment interest at the rate of nine percent (9%) per annum running from February 28, 2009 through August 3, 2009 (this interest together with the Termination Fee, the “Settlement Amount”).  Also on August 3, 2009, we, SLC and Mr. Gans entered into a trademark security agreement pursuant to which we and SLC granted Mr. Gans a first priority security interest in all of our trademark rights as security for the timely and complete payment to Mr. Gans of the Settlement Amount.  We do not expect, however, Mr. Gans to require from us payment of the Settlement Amount.

Executive Offices

Since July 2007, we have been renting 700 square feet of office space in the West 27th Street Building.   In payment for this space, we credited Go West with a $5,000 per month offset against the outstanding royalty balance due to us by Go West.  As of July 1, 2008, WSR, majority owned by Robert M. Gans, became the owner of the West 27th Street Building and our landlord.   Beginning April 1, 2009, our monthly rent was reduced to $2,500, on a month to month basis, including overhead costs.

Go West Construction Loan

In consideration of payments made by us on behalf of Go West for construction of Scores West, on March 31, 2003, Go West issued to us the Note.  The Note was a five year promissory note for $1,636,264.08 which bore simple interest at a rate of 7% per year and was scheduled for maturity on October 1, 2008. Go West is in default under the Note. As of December 31, 2008, Go West owed us $1,867,310 under the Note, which includes $355,189 in accrued and unpaid interest. During the 2008 period $0 were paid in principal and interest on the Note, respectively. At the time, Go West’s primary asset was a 20-year lease on the West 27th Street Building where it built its nightclub, Scores West.   The Note was secured by Go West’s leasehold interest in the West 27th Street Building. Go West has since relinquished its leasehold in the West 27th Street Building to WSR and we do not expect to collect on the Loan.

Director Independence

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2).  In doing so, the Board has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors.  After such review, the Board has determined that Mr. Rosenbluth qualifies as independent under the requirements of the Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008
Audit fees (1)	$20,000	$20,000
Audit-related fees (2)	12,000	12,000
Tax fees (3)	3,000	3,000
All other fees (4)	-	-
Total fees	$35,000	$35,000

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Inasmuch as we do not have an audit committee, our Board of Directors performs the functions of an audit committee.  Section 10A(i) of the Exchange prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of the audit committee) or unless the services meet certain de-minims standards.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

10.1	10.20	Stock Option Agreement dated October 22, 2002 between the Registrant and Richard Goldring (1)

10.2	10.21	Stock Option Agreement dated October 22, 2002 between the Registrant and Elda Auerback (1)

10.3	10.28	Sublicense Agreement, dated June 13, 2003, between Entertainment Management Services, Inc. and Stone Park Entertainment (2)

Exhibit No.	SEC Report Reference Number	Description
10.4	10.29	Sublicense Agreement, dated February 27, 2004, between Entertainment Management Services, Inc. and Club 2000 Eastern Avenue, Inc. (2)

10.5	10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc. (3)

10.6	10.42	Sublicense Agreement, dated April 2, 2007, between Entertainment Management Services, Inc. and Silver Bourbon, Inc. (3)

10.7	10.1	Transfer Agreement by and among the Registrant, 333 East 60th Street Inc. (“333”) and Entertainment Management Services, Inc. (“EMS”) dated as of December 9, 2008 (4)

10.8	10.2	Cancellation Agreement by and among the Registrant and EMS dated as of January 27, 2009 (4)

10.9	10.3	Assignment and Assumption Agreement by and among the Registrant, 333 and EMS dated as of January 27, 2009 (4)

10.10	10.47	License Agreement, dated January 27, 2009, between the Registrant and I.M. Operating LLC (5)

21	21	Subsidiaries - As of March 31, 2009, we had one subsidiary: Scores Licensing Corp.

31.1/31.2	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

(4)
Filed with the Securities and Exchange Commission on February 2, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 2, 2009, which exhibit is incorporated herein by reference.

(5)
Filed with the Securities and Exchange Commission on April 15, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.

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

SCORES HOLDING COMPANY, INC.

Date: April 15, 2010	By:	/s/ Curtis R. Smith
Curtis R. Smith
Acting Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Curtis R. Smith	Director	April 15, 2010
Curtis R. Smith

/s/ Howard Rosenbluth	Director	April 15, 2010
Howard Rosenbluth

/s/ Martin Gans	Director	April 15, 2010
Martin Gans

PART IV – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Scores Holding Company, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scores Holding Company, Inc. as of December 31, 2009 and 2008 and the results of its operations, stockholders’ equity and cash flows for each of the years ended December 31, 2009 and 2008, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Scores Holding Company, Inc. will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficit as of December 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
April 13, 2010

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$31,694	$173
Licensee receivable – including affiliates - net	26,732	13,845

Total Current Assets	58,426	14,018

INTANGIBLE ASSETS, NET	205,428	333,332

	$263,854	$347,350

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22,091	$98,826
Bank overdraft	—	20,982
Related party payable	208,583	36,000

Total Current Liabilities	230,674	155,808

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 and 165,186,124 issued and outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,130,123)	(5,971,761)

Total Stockholders’ equity	33,180	191,542

	$263,854	$347,350

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

REVENUE

Royalty	$387,425	$186,880
Merchandise	—	375

Total	387,425	187,255

COST OF MERCHANDISE SOLD	—	21,559

GROSS PROFIT	387,425	165,696

GENERAL AND ADMINISTRATIVE EXPENSES	547,223	422,873
LOSS ON IMPAIRMENT OF INTANGIBLE	—	281,216
DEBT FORGIVENESS – (RELATED PARTY)	(6,000)	—
DEBT FORGIVENESS – (UNRELATED PARTY)	(25,436)	—
BAD DEBT EXPENSE (RECOVERY)	30,000	(669,515)

INCOME (LOSS) FROM OPERATIONS	(158,362)	131,122

INCOME (LOSS) BEFORE INCOME TAXES	(158,362)	131,122

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(158,362)	$131,122

NET INCOME (LOSS) PER SHARE BASIC and DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING – BASIC and DILUTED	165,186,124	165,186,124

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Accumulated	Total Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2007	165,186,124	$165,186	$5,998,117	$(6,102,883)	$60,420

Net income				131,122	131,122

Balance as of December 31, 2008	165,186,124	165,186	5,998,117	(5,971,761)	191,542

Net loss				(158,362)	(158,362)

Balance as of December 31, 2009	165,186,124	$165,186	$5,998,117	$(6,130,123)	$33,180

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(158,362)	$131,122

Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Amortization	127,904	59,720
Loss on impairment of intangible	—	281,216
Bad debt expense (recovery)	30,000	(453,318)
Debt forgiveness	(31,436)	—
Changes in Assets and Liabilities:
Licensee receivable	(42,887)	11,372
Prepaid expenses	—	1,123
Inventory	—	20,700
Due to EMS		(44,978)
Accounts payable and accrued expenses	(51,299)	(24,139)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(126,080)	(17,182)

CASH PROVIDED BY FINANCING ACTIVITIES:
Related party payable	178,583	16,200
Repayment of notes payable	—	(20,000)
Bank overdraft	(20,982)	20,982
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	157,601	17,182

NET INCREASE IN CASH	31,521	—

Cash and cash equivalents, beginning of the year	173	173
Cash and cash equivalents, end of the year	$31,694	$173

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—
Cash paid during the year for taxes	$—	$3,625

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

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

Note 2. Summary of Significant Accounting Principles

BASIS OF PRESENTATION - Going Concern

The Company has incurred cumulative losses totaling $(6,130,123), a working capital deficit of $(172,248) and a net operating loss of ($158,362) at December 31, 2009.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of the brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not increase its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company items and transactions have been eliminated in consolidation.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents.  There are times when cash may exceed $250,000, the FDIC insured limit.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The Company did not record an impairment loss during the year ended December 31, 2009; however, the Company believed that the carrying amount of the “Scores” trademark exceeded its fair or net present value and has recognized an impairment loss in the amount of $281,216 for the year ended December 31, 2008.  This impairment was based on the various adverse chains of events and circumstances regarding the loss of our Scores East and Scores West clubs.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820-10, Fair Value Measurements which defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company’s financial instruments include licensee receivable, accounts payable, accrued expenses and related party payable.  Due to the short term maturity of these financial instruments, the fair values were not materially different from their carrying values

Licensee receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts.   Allowance for doubtful accounts had a balance of $14,000 and $2,745,084 for the December 31, 2009 and 2008 periods.  In reviewing any delinquent royalty or note receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.  The $14,000 outstanding reserve balance is related to our New Orleans licensee.  During the 2009 and 2008 periods, cash collected from New Orleans amounted to $25,000 and $18,000 respectively.

Subsequent to year end 2006, our former East and Westside affiliates had undergone financial distress and ceased operations after the New York State Liquor License Authority (SLA) revoked the Westside license and the Eastside voluntarily surrendered its license to the SLA shortly thereafter.  Based on these circumstances, the Company conceded that collection on outstanding royalties and notes receivable amounting to $1,540,870 and $1,867,310 from these affiliates were uncollectible as of December 31, 2006. Cash collected from these affiliates amounted to $35,928 from the Westside and $14,788 East for the period ended 2008.   During the 2008 period the Company purchased the Master License from EMS for $600,000 and issued a credit for $600,000 against the Eastside affiliate outstanding royalty balance and reversed bad debt expense.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

Advertising Costs

The costs of advertising are expensed as incurred. The advertising expenses for the years ended December 31, 2009 and 2008 are $0 and $10,184 respectively.

Stock Based Compensation

The Company accounts for the plans under the recognition and measurement provisions of Accounting Standards Codification (ASC) Topic 718 Compensation – Stock Compensation. The standard requires entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

There were no stock options issued during the above.  The Company recognizes compensation expense under Topic 718 over the requisite service period using the Black-Scholes model.   We have recorded no compensation expense for stock options granted to employees during the year ended December 31, 2009 and 2008.

Assumptions utilized computing fair value under the Black Scholes model are as follows:

	For the year ended December 31,
	2009	2008

Risk free interest rate	.47%	.37%
Expected life	3.5 years	4.5 years
Dividend rate	0.00%	0.00%
Expected volatility	47%	37%

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10-25, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The Company has a net operating loss carryforward of approximately $6,105,000, which expire in the years 2015 and 2029.  The related deferred tax asset of approximately $2,700,000 has been offset by a valuation allowance.  The Company’s net operating loss carryforwards may have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$2,700,000	$2,630,000

Receivable allowance	—	—
Less valuation allowance	(2,700,,000)	(2,630,000)
Net deferred tax asset	$—	$—

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2009 and 2008, as a result of the following:

	2009	2008
Tax (benefit) at statutory rate	$(54,000)	$46,000
State and local taxes	(16,000)	14,000
Permanent differences	—	(109,000)
Change in valuation allowance	(70,000)	49,000
Tax due	$—	$—

Loss per Share

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the years ended December 31, 2009 and 2008, respectively. The 85,000 options are not included as their inclusion is anti-dilutive.  Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2009 and 2008, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

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

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from four licensees who are unrelated from management of the Company. During the December 31, 2009 period, revenues earned from royalties and merchandise sales from these unrelated licensees amounted to $232,678 and there was $21,986 due and outstanding as of December 31, 2009.  The Company’s New York affiliate commenced operations in May 2009 and revenue amounted to $154,747 during the 2009 period. The Company’s Baltimore and Chicago licensees’ revenues increased 130% to $105,358 in the 2009 period from $45,830 in the 2008 period for Baltimore and 41% to $87,320 in the 2009 period from $62,118 in the 2008 period Chicago.  In addition, revenues from the Company’s New Orleans nightclub increased 106% to $37,000 in the 2009 period from $18,000 in the 2008.  The Company’s AYA, Scoreslive.com licensee website is still in the development stage since 2007, it has accounted for a minimal amount of our total royalty revenues to date.

New Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either be irrelevant or immaterial to the operations and reporting disclosures of the Company.

Note 3.  Related-Party Transactions

a. On January 27, 2009, the Company and Entertainment Management Services, Inc. (“EMS”) completed the closing (the “Closing”) of the transfer from EMS to the Company of all licensing and royalty rights granted to EMS by the Company under that certain Amended and Restated Master License Agreement by and between EMS and the Company (the “MLA”).  Under the MLA, the Company had granted EMS the exclusive worldwide license for twenty years plus six five-year renewals at the option of EMS to sublicense the Company’s trademarks and related properties (the “Licensing Rights”).  Additionally, under the MLA, EMS was entitled to receive 50% of the licensing fees paid by various non-affiliated nightclubs (the Existing Sublicenses’”) to EMS (the “EMS Royalty Rights”).

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

EMS is owned by 333 East 60th Street Inc. (“333”) and 333 is owned by the Share Sellers who are Richard Goldring and Elliot Osher.

At the Closing and pursuant to the terms of the transfer agreement by and between the Company and EMS dated December 9, 2008, EMS assigned to the Company the Licensing Rights and the EMS Royalty Rights relating to the Existing Sublicenses, free and clear of any charges, liens or other encumbrances. In consideration of these assignments, the Company credited 333 with a $600,000 payment against a $1,220,475 debt owed by 333 to the Company (the “Debt”) and provided 333 with an acknowledgement that the Debt was satisfied to the extent of the $600,000 payment.  As of December 31, 2008, the remaining balance was written off.  Additionally, at the Closing, EMS and the Company executed a cancellation and mutual release agreement canceling the MLA and terminating all of the rights and obligations of the parties there under.

b. Go West Entertainment, Inc.

During 2008, the Company had a temporary month to month occupancy with Go West Entertainment, Inc., “Go West”.  The former President, Chief Executive Officer Director of the Company is also one of the two shareholders of Go West.

c. “Unwinding” transaction and Master License Agreement

Immediately after the closing of our transfer of Go West in 2002, the Company entered into a Master License Agreement (the “Master License”) with Entertainment Management Services, Inc. (“EMS”). The Master License granted to EMS the exclusive worldwide license to use and to grant sublicenses to use the “SCORES” trademarks in connection with the ownership and operation of upscale, adult-entertainment cabaret night clubs/restaurants and for the sale of merchandise by such establishments. Merchandise must relate to the nightclub that sells it, and may be sold at the nightclub, on an internet site maintained by the nightclub, by mail order and by catalogue. The term of the Master License was twenty years. EMS had the option to renew the Master License for six consecutive five-year terms. The Company was to receive royalties equal to 4.99% of the gross revenues of all sublicensed clubs that are controlled by EMS. The Company was to also receive royalties generated by sublicensing use of the SCORES name to adult entertainment nightclubs that were not controlled by EMS.

In consideration of all payments made by the Company on behalf of Go West for the construction of the club, Go West gave to the Company its Secured Promissory Note in the amount of $1,636,264. The principal of the Note was payable in sixty monthly installments commencing on November 1, 2003 and ending on October 1, 2008. The first twelve monthly installments were $10,000 each. The next forty-eight installments of principal were $31,289 each. Interest at the rate of 7% per annum was to accrue on the unpaid balance of principal until maturity. Interest payments were due monthly with each installment of principal commencing November 1, 2003. The Note was secured by Go West’s leased interest in its New York nightclub. Interest receivable of $355,188 was due at December 31, 2008.  Due to the matter regarding the State liquor Authority and the Company’s affiliate Go West as discussed above in Item 3, Legal Proceedings, the Company believes that collection of the $1,867,310 which includes accrued interest of $355,189 has been impaired and, therefore, reserved for the full amount outstanding of $1,867,310 as of December 31, 2008.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

d.   Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  IMO is also owned by Robert M. Gans who is the Company’s majority shareholder.  During the 2009 year, IMO paid approximately $146,083 in administrative cost related to accounting, business development, insurance and legal services for the Company.  The Company also leases office space directly from Westside Realty of New York (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Between January 1, and March 31, 2009, the monthly rent including overhead was $5,000. Since April 1, 2009, the monthly rent was reduced to $2,500 per month including overhead costs.  The Company owed WSR approximately $62,500 in unpaid rents as of December 31, 2009.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of HEIR (also known as, Scores Licensing Company) as discussed above, the Company acquired the trademark to the name “SCORES”. This trademark had a gross recorded value at December 31, 2008 of $878,318 which was derived from the initial purchase from HEIR for $250,000, $175,000 of trademark as a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. (“SEI”) and Irving Bilzinsky (“Bilzinsky”) and $453,318 from the result of our purchase of the Royalty Rights and Licensing Rights under the MLA from EMS in December 2008. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line method over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating.  The Company recorded $127,904 in 2009 and $59,720 of amortization expense, in 2008.   The Company estimates that amortization expense will be approximately $122,000 per year over the next two years before being completely amortized.

During the 2009 period, the Company believed that the carrying amount of the “Scores” trademark was equal to its fair or net present value and as a result, did not recognized any impairment loss; however, during the 2008 period, the Company believed the carrying amount of the Trademark exceeded its fair or net present value and recognized an impairment loss of  $281,216.  This loss was based on the various adverse chains of events and circumstances regarding the closing of our East and Westside affiliated clubs which management believes these conditions may have had an adverse impact on our brand and non-affiliate licensee operations.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

Note 5.   Notes Payable

As a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. (“SEI”) and Irving Bilzinsky (“Bilzinsky”), the Company was obligated to pay Bilzinsky, as sole shareholder of SEI, $175,000 in 18 monthly installments, which commenced on September 24, 2006, of $9,375 for each of the first 8 months and $10,000 for each of the remaining 10 months.  The Company extinguished the debt on the settlement as of December 31, 2008.

Note 6. Stock Option

Stock-Based Compensation

Stock option plan: The below options are unsubscribed and were granted to our former President, CEO, Director and Secretary in consideration with their employment with the Company.  These options were granted by the Board for the optionee to purchase shares of our common stock.  These stock options are not “incentive stock options” under Section 422 of the Internal Revenue Code of 1986.  The granted options fully vested upon issuance on October 22 2002 and expire on March 31, 2013.

Stock option activity for the two years ended December 31, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	85,000	$2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2008	85,000	2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2009	85,000	$2.80

Weighted-average exercise price of outstanding options $2.80.
All such options are vested and exercisable

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the options/SSAR.  The intrinsic value of the options/SSAR exercised in the fiscal years ended December 31, 2009 and 2008 was $0 and $0 respectively.

Note 7. Commitments and Contingencies

Rent expense for the year ended December 31, 2009 and 2008 was $32,500 and $56,000 respectively.

In July 2004, the Company sub-leased approximately 2,400 square feet of office space from Go West, for $20,000 on a temporary, month-to-month basis.  The building is located at 533-535 West 27th Street, New York, NY.  On July 1, 2008 the Company canceled its monthly sub-lease with Go West and leased the same premises for $5,000 per month including overhead costs, with Westside Realty of New York which as of January 27, 2009 is owned and operated by Robert Gans our majority shareholder.  On April 1, 2009, our monthly rent including overhead cost was reduced from $5,000 to $2,500.

On January 14, 2010, the Company was named in a complaint filed with the Supreme Court of the State of New York, County of New York (the “SCNY”) in connection with an alleged assault on the plaintiff by an agent of the Company’s New York affiliated club. The Company has not yet answered this complaint but will vigorously defend itself in this litigation and does not expect that the outcome will be material.

On June 23, 2009, the Company filed a complaint with the SCNY against Silver Bourbon, Inc., its licensee in New Orleans and operator of Scores New Orleans, for breach of contract.  At the time of the filing, Silber Bourbon, Inc. owed the Company $70,000 in unpaid royalties.  Silver Bourbon, Inc. filed an answer with the SCNY on October 12, 2009 and this matter is now in discovery.

On September 5, 2008, Ruth Fowler, a former cocktail waitress at Scores West, filed a civil lawsuit against the Company in the Federal District Court for the Southern District of New York (the “Court”).  The plaintiff is seeking to recover damages for alleged illegal deductions take from her salary and monies due her and for sexual harassment under the New York City and New York State Human Rights Laws.  On May 7, 2009, the Company filed a motion to dismiss the action against it but that motion was denied by the Court with possible leave to renew the motion at a future date after the completion of discovery proceedings.  In the meanwhile, counsel for plaintiff filed an amended complaint on February 26, 2010 to add as additional parties to the action Go West and EMS.  On March 1, 2010, the Company filed affirmative defenses and an amended response asserting cross-claims for judgment against both Go West and EMS. The case has been placed in the hands of a magistrate judge and the Company has served various discovery demands which have not been responded to as of yet by counsel for the plaintiff.  Although the outcome of this action is uncertain, the Company believes that any outcome will not have a material effect on it, since the plaintiff was only employed by Scores West for less than four months.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

In early March 2008, the Company received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. The Las Vegas club ceased operating and, as of December 31, 2008, EMS had received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the SCNY, on July 23, 2008. DIF&B was required to file an answer by August 23, 2008, but did not do so. As a result, EMS filed an application for a default judgment and the SCNY appointed a referee to determine damages. The referee determined that damages in the amount of $216,000, with interest, should be paid to EMS and a default judgment totaling $230,557 was entered by the Clerk of the SCNY.  The Company will attempt to collect on the judgment and will be entitled to all monies so collected, pursuant to the Assignment Agreement with EMS and 333.

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed.  On July 23, 2009, the bankruptcy petition was dismissedand, as a result, the automatic stay has been lifted.

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against us and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York (the “Court”), Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleged that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. On behalf of the Company and the other defendants the Company filed a motion to dismiss that portion of the Complaint that asserted State law class action allegations; the Company also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; the Company opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004.  On May 29, 2008, the Company filed an answer to plaintiff’s’ second amended complaint.  On or about September 5, 2009, plaintiffs served their third amended complaint adding in two individual defendants who are alleged to be employers under the state and federal wage claims.  The Company disputes that it is a proper defendant in this action and it disputes that it violated the federal and state labor laws, and further disputes that the dancers are “employees” subject to the federal and state wage and hour laws. Tthe Company intends to vigorously contest the claimed liability as well as the violations alleged.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

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

On March 31, 2006, Richard K. Goldring, our former president, chief executive officer and principal shareholder pled guilty to one count of offering a False Instrument for Filing in the First Degree pursuant to a plea agreement with the District Attorney of the County of New York (the “DA”). In the event that within one year of the date of the entry of the guilty plea, Mr. Goldring resigns from all “control management positions” that he holds in publicly traded companies, including ours, and divests himself of all “control ownership positions” in publicly traded companies, including ours, and satisfies certain other conditions, the DA will recommend a sentence of probation. In this context, a “control management position” is a role, official or unofficial, by which he substantially directs the decisions of a company, and a “control ownership position” is a position in which he controls, directly or indirectly more than 9% of the voting stock or other securities of a company, or stock or securities that have the capability of being converted into voting stock or other securities of a company. The plea agreement resolved the DA’s investigation against Mr. Goldring and us. No charges were brought against us.

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

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2009

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

Note 8. SUBSEQUENT EVENTS

We have evaluated for disclosure purposes the subsequent events through April 13, 2010.