Form 10-Q
period 2010-03-31
SCORES HOLDING CO INC
filed 2010-05-13
CIK 831489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 13, 2010 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.
MARCH 31, 2010 QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item4T.	Controls and Procedures	16

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	20

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$24,524	$31,694
Licensee receivable – including affiliates - net	63,314	26,732

Total Current Assets	87,838	58,426

INTANGIBLE ASSETS, NET	172,052	205,428

	$259,890	$263,854

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,995	$22,091
Related party payable	237,366	208,583

Total Current Liabilities	261,361	230,674

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 and 165,186,124 issued and outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,164,774)	(6,130,123)

Total Stockholders’ equity	(1,471)	33,180

	$259,890	$263,854

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended March 31,

	2010	2009
Royalty revenue	$107,451	$59,783

Total	107,451	59,783

GENERAL AND ADMINISTRATIVE EXPENSES	142,102	92,566
DEBT FORGIVENESS – (RELATED PARTY)	—	(6,000)

LOSS FROM OPERATIONS	(34,651)	(26,783)

LOSS BEFORE INCOME TAXES	(34,651)	(26,783)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(34,651)	$(26,783)

NET LOSS PER SHARE BASIC and DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING – BASIC and DILUTED	165,186,124	165,186,124

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,	March 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,651)	$(26,783)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Amortization	33,376	27,776
Changes in Assets and Liabilities:
Licensee receivable	(36,582)	(41,511)
Deferred revenue	—	50,000
Accounts payable and accrued expenses	1,904	27,613

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(35,953)	37,095

CASH PROVIDED BY FINANCING ACTIVITIES:
Related party payable	28,783	(6,000)
Bank overdraft	—	(20,982)

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	28,783	(26,982)

NET INCREASE (DECREASE) IN CASH	(7,170)	10,113

Cash and cash equivalents, beginning of the year	31,694	173

Cash and cash equivalents, end of the period	$24,524	$10,286

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—
Cash paid during the year for taxes	$—	$—

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

Basis for presentation

Our consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiaries.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2010.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 2. Summary of Significant Accounting Principles

Going Concern

The Company has incurred cumulative losses totaling $(6,164,774), a working capital deficit of $(173,523) and a net operating loss of $(34,651) at March 31, 2010.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of the brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not increase its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from four licensees who are unrelated from management of the Company. During the three month March 31, 2010 period, revenues earned from royalties from these unrelated licensees amounted to $70,857 and there was $29,974 due and outstanding as of March 31, 2010.  The Company’s New York affiliate commenced operations in May 2009 and revenue amounted to $36,594 during the three month 2010 period; there was $33,341 due and outstanding as of March 31, 2010.

During the three month 2010 and 2009 period our Baltimore licensees accounted for 27% and 45% and our Chicago licensee accounted for 25% and 30% of our total revenues, respectively. Our New Orleans licensee accounted for 14% and 20% of our total revenues for the three months period ended 2010 and 2009, respectively.  The Company’s AYA, Scoreslive.com licensee website is still in the development stage since 2007, it has accounted for a minimal amount of our total royalty revenues to date.

Loss Per Share

Net loss per share data for both the 2010 period and the 2009 period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  Outstanding stock options are not part of this basis as they are anti-dilutive.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820-10, Fair Value Measurements which defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company’s financial instruments include licensee receivable, accounts payable, accrued expenses and related party payable.  Due to the short term maturity of these financial instruments, the fair values were not materially different from their carrying values.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

New Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either be irrelevant or immaterial to the operations and reporting disclosures of the Company.

Note 3.  Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  IMO is also owned by Robert M. Gans who is the Company’s majority shareholder.  IMO paid approximately $174,866 in administrative cost related to accounting, business development, insurance and legal services for the Company as of March 31, 2010.  The Company also leases office space directly from Westside Realty of New York (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Between January 1, and March 31, 2009, the monthly rent including overhead was $5,000, since April 1, 2009, the monthly rent was reduced to $2,500 per month including overhead costs.  The Company owed WSR approximately $62,500 in unpaid rents as of March 31, 2010.  The combined total of such debts amounted to $237,366 and is recorded as  related party payable.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of HEIR (also known as, Scores Licensing Company) as discussed above, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at March 31, 2010 of $172,052 which was derived from the initial purchase from HEIR for $250,000, $175,000 of trademark as a result of the settlement agreement entered into in September 2006 between the Company and affiliated parties and Scores Entertainment Inc. (“SEI”) and Irving Bilzinsky (“Bilzinsky”) and $453,318 from the result of our purchase of the Royalty Rights and Licensing Rights under the MLA from EMS in December 2008. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line method over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating.  The Company recorded $33,376 and $127,904 of amortization expense, for the three months ended March 31, 2010 and the year ended December 31, 2009.

During the three month ended March 31, 2010 period, the Company believed that the carrying amount of the “Scores” trademark was equal to its fair or net present value and as a result, did not recognized any impairment loss.

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

Note 5 - Licensees

In 2003, we licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to the Company are the greater of $2,500 per week or 4.99% of the gross revenues (less $25,000 per week) earned at that location. Chicago accounted for 25% and 30% of our total royalty revenues during the three months of 2010 and 2009 periods, respectively.  During the three months of 2010, the Company collected $26,213 in royalties and is owed $10,032 in unpaid royalties.

In 2004, we licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to  the Company are  the greater of $1,000 per week or 4.99% of gross revenues. This club accounted for 27% and 45% of our total royalty revenues during the first three months of 2010 and 2009 respectively.  For the first three months of the 2010 period, the Company collected $26,656 in royalties and is owed $11,542 in unpaid royalties.

In April 2007, we licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana. Royalties payable to the Company under this license are capped at the greater of $8,000 per month or 4.99% of gross revenues. This club commenced operations in April 2007 and accounted for 14% and 20% of our total royalty revenues during first three months of 2010 and 2009, respectively.  The Company is owed $19,000 in unpaid royalties offset by a $14,000 reserve.   For the first three months of the 2010 period, the Company collected $10,000 in royalties and is owed $5,000 net of the reserve.

On January 27, 2009, we entered into a licensing agreement with I.M. Operating LLC (“IMO”) for the use of the Scores brand name which our majority shareholder (Robert M. Gans) and Secretary and Board Director (Howard Rosenbluth) are members.  IMOs’ operations will be at the location of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”)., which is also owned by Westside Realty of New York, of which the majority owner is Robert M. Gans.  Royalties payable to the Company under this license agreement are 3% of gross revenues. IMO has a liquor license, renovated the club and commenced operations at the West 28th street location in May 2009.  For the first three months of the 2010 period, the Company collected $8,000 in royalties and is owed $33,341 in unpaid royalties.

Note 6. Commitments and Contingencies

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

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

On June 23, 2009, the Company filed a complaint with the SCNY against Silver Bourbon, Inc., its licensee in New Orleans and operator of Scores New Orleans, for breach of contract.  At the time of the filing, Silver Bourbon, Inc. owed the Company $70,000 in unpaid royalties.  Silver Bourbon, Inc. filed an answer with the SCNY on October 12, 2009 and this matter is now in discovery.

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

In early March 2008, the Company received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS (the former Scores Master license holder) effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. The Las Vegas club ceased operating and, as of December 31, 2008, EMS had received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the SCNY, on July 23, 2008. DIF&B was required to file an answer by August 23, 2008, but did not do so. As a result, EMS filed an application for a default judgment and the SCNY appointed a referee to determine damages. The referee determined that damages in the amount of $216,000, with interest, should be paid to EMS and a default judgment totaling $230,557 was entered by the Clerk of the SCNY.  The Company will attempt to collect on the judgment and will be entitled to all monies so collected, pursuant to the Assignment Agreement with EMS and 333.

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

Scores Holding Company Inc. and Subsidiaries

Notes To Consolidated Financial Statements
(Unaudited)

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against us and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York (the “Court”), Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleged that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. On behalf of the Company and the other defendants the Company filed a motion to dismiss that portion of the Complaint that asserted State law class action allegations; the Company also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; the Company opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004.  On May 29, 2008, the Company filed an answer to plaintiff's’ second amended complaint.  On or about September 5, 2009, plaintiffs served their third amended complaint adding in two individual defendants who are alleged to be employers under the state and federal wage claims.  The Company disputes that it is a proper defendant in this action and it disputes that it violated the federal and state labor laws, and further disputes that the dancers are “employees” subject to the federal and state wage and hour laws. The Company intends to vigorously contest the claimed liability as well as the violations alleged.

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

Note 7. SUBSEQUENT EVENTS

We have evaluated for disclosure purposes the subsequent events through May 11, 2010.

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

On January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock.   I.M. Operating LLC (“IMO”), which is partially owned by Robert M. Gans who is also our majority shareholder, has signed a licensing agreement with us and commenced operations in New York of a new Club (the “New York Club”) under the Scores name in May 2009.   Throughout this report, we refer to the New York Club as our affiliate, because of the common ownership by Mr. Gans. All other clubs are referred to as non-affiliated clubs or as licensees, a term that may include the New York Club when the context requires.

Results of Operations

Three Months Ended March 31, 2010 (“the 2010 period”) Compared to Three Months Ended March 31, 2009 (“the 2009 period”).

Revenues:

Revenues increased to $107,451 for the 2010 period from $59,783 for the 2009 period.  The increase was due primarily to the addition of our New York affiliate which commenced operations in May 2009.  Revenues from our New York affiliate amounted to $36,594 and $0 for the 2010 and 2009 periods. Revenues from our Chicago nightclub increased fifty six percent (56%) to $27,745 for the 2010 period from $17,783 from the 2009 period, while revenues from our Baltimore club increased six percent (6%) to $28,612 for the 2010 period from $27,000 for the 2009 period and revenues from our New Orleans club increased twenty five percent (25%) to $15,000 for the 2010 period from $12,000 in the 2009 period.

General and Administrative Expenses:

General and administrative expenses increased during the 2010 period to $142,102 from $92,566 during the 2009 period.  Cost related to salaries, business development, legal, web hosting and insurance increased approximately to $86,945 and cost for rent and regulatory cost decreased approximately to $31,000 during the 2010 period compared to the 2009 period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net loss:

Our net (loss) was $(34,651) or $(0.00) per share for the 2010 period compared to a net (loss) of $(26,783) or $(0.00) per share for the 2009 period.  The increase in operating  loss for the 2010 period was a result of an increase in royalty revenues of $47,668 offset by an increase in operating cost related business development salaries and web development that amounted to $86,945 and a $31,000 reduction in non operating cost related taxes and regulatory filings over the 2009 period.

Net loss per share data for both the 2010 period and the 2009 period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Bad Debt Expense

As of March 31, 2010, our New Orleans licensees owed us $14,000 in accrued and unpaid royalties.  During the 2010 three month period, management agreed to continue to reserve the amount owed by our New Orleans licensee.  We are currently negotiating with our New Orleans licensee regarding past due royalties.  For the first three months of the 2010 period, the Company recorded approximately $15,000 in current royalties of which $10,000 was received.

Liquidity and Capital Resources

Cash:

At March 31, 2010, we had $24,524 in cash and cash equivalents compared to $31,694 in cash and cash equivalents at December 31, 2009.

Operating Activities:

Net cash (used) in operating activities for the three months ended March 31, 2010   was $(35,953) while $37,095 was provided by operating activities for the three months ended March 31, 2009. The decreases in cash are related to reductions in advanced royalty payments from licensees and accounts payable between the 2010 and 2009 periods.

Financing Activities:

During the 2009 period our bank overdraft decreased by $20,982 as a result of our $125,000 cash advance against future royalties, from our New York affiliate licensee.  Cumulatively, during the 2010 period, our New York affiliate paid approximately $28,783 in cash for Web development, insurance premiums  and consulting services for the Company.  Cumulatively, we owe $62,500 in rent to our Westside Realty affiliate and $174,866 to our New York affiliate as of March 31, 2010.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of March 31, 2010 we had an accumulated deficit of $(6,164,774), with total current assets of $87,838 and total current liabilities of $261,361 or negative working capital of $(173,523). As of December 31, 2009, we had total current assets of $58,426 and total current liabilities of $230,674 or negative working capital of $(172,248).   Our cash, accounts receivable and payables both increased and decreased proportionately during the 2010 three month period; the effect had no significant impact on our negative working capital.

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

Our management, including our Acting Chief Executive Officer and our Treasurer who serves as our principal financial and accounting officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Treasurer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

•
to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

•
to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our interim CEO and our Treasurer, to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Acting Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the 2010 period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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

In early March 2008, we received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS (the former Scores Master license holder)  effective on or before May 6, 2008. We were notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. The Las Vegas club ceased operating and, as of December 31, 2008, EMS had received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the SCNY, on July 23, 2008. DIF&B was required to file an answer by August 23, 2008, but did not do so. As a result, EMS filed an application for a default judgment and the SCNY appointed a referee to determine damages. The referee determined that damages in the amount of $216,000, with interest, should be paid to EMS and a default judgment totaling $230,557 was entered by the Clerk of the SCNY.  We will attempt to collect on this judgment.  We will be entitled to all monies so collected, pursuant to the Assignment Agreement with EMS and 333.

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

SCORES HOLDING COMPANY, INC.

Dated: May 13, 2010	By:	/s/ Curtis Smith
Curtis Smith
Acting Principal Executive Officer and Principal Financial Officer