Form 10-Q
period 2010-06-30
SCORES HOLDING CO INC
filed 2010-08-26
CIK 831489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 23, 2010 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.
JUNE 30, 2010 QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4T.	Controls and Procedures	18

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 6.	Exhibits	23

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and
December 31, 2009 (Audited)	5

Consolidated Statements of Operations for the three and six months
Ended June 30, 2010 and 2009 (Unaudited)	6

Consolidated Statements of Cash Flows for the six months
Ended June 30, 2010 and 2009 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$14,638	$31,694
Licensee Receivable – including affiliates - net	93,176	26,732
Prepaid expenses	24,397	0
Total current Assets	132,211	58,426

INTANGIBLE ASSETS, NET	141,476	205,428

	$273,687	$263,854

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$51,354	$22,091
Related party payable	237,366	208,583
Total Current Liabilities	288,720	230,674

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized,
165,186,124 and 165,186,124 issued and outstanding,
respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,178,336)	(6,130,123)
Total stockholder's equity (deficit)	(15,033)	33,180
	$273,687	$263,854

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Royalty revenue	$238,352	$117,618	$130,901	57,835

Total	238,352	117,618	130,901	57,835

EXPENSES:
BAD DEBT EXPENSE	—	30,000	—	30,000
GENERAL AND ADMINISTRATIVE EXPENSES	286,565	230,794	144,463	138,227

NET( LOSS) FROM OPERATIONS	(48,213)	(143,176)	(13,562)	(110,392)

OTHER INCOME DEBT FORGIVENESS	—	6,000	—	—

NET (LOSS) BEFORE INCOME TAXES	(48,213)	(137,176)	(13,562)	(110,392)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(48,213)	$(137,176)	(13,562)	(110,392)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - Basic and Diluted	165,186,124	165,186,124	165,186,124	165,186,124

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net( loss)	$(48,213)	$(137,176)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Amortization	63,952	61,152
Bad debt expense	-	30,000
Debt forgiveness	-	(6,000)
Changes in assets and liabilities:
Licensee receivable	(66,444)	(40,857)
Prepaid Expenses	(24,397)	-
Deferred revenue	-	70,000
Accounts payable and accrued expenses	29,263	58,284

NET CASH (USED IN ) PROVIDED BY OPERATING ACTIVITIES	(45,839)	35,403

CASH PROVIDED BY FINANCING ACTIVITIES:
Related party payable	28,783	-
Bank overdraft	-	(20,982)

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	28,783	(20,982)

NET (DECREASE) INCREASE IN CASH	(17,056)	14,421

CASH, beginning of the period	31,694	173

CASH, end of the period	$14,638	$14,594

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for income taxes	-	-

See Notes to the Consolidated Financial Statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

Note 1. Organization

Basis for presentation

Scores Holding Company, Inc. (along with its subsidiaries, the “Company”) is a Utah corporation, formed in September 1981 and is located in New York, NY. Formerly, Internet Advisory Corporation, the Company is a licensing company that exploits the “Scores” name and trademark for franchising and other licensing options.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements of the Company include the accounts of Scores Licensing Corp.

The Company’s consolidated financial statements include the Company’s accounts, as well as those of its wholly-owned subsidiaries.  Certain prior period amounts have been reclassified to conform to the current period presentation.  The Company’s accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2010.

Note 2. Summary of Significant Accounting Principles

Going Concern

The Company has incurred cumulative losses totaling $(6,178,336), a working capital deficit of $(156,509) and a net operating loss of $(48,213) at June 30, 2010.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of the brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not increase its operations.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from four licensees who are unrelated to management of the Company. During the six months ended June 30, 2010, revenues earned from royalties from these unrelated licensees amounted to $162,681 and there was $28,758 due and outstanding as of June 30, 2010.  The Company’s New York affiliate commenced operations in May 2009 and revenue amounted to $75,671 during the six month 2010 period; there was $64,418 due and outstanding as of June 30, 2010.

During the six month 2010 and 2009 period the Company’s Baltimore licensees accounted for 27% and 33% and the Company’s Chicago licensee accounted for 23% and 28% of the Company’s total revenues, respectively.   The Company’s New Orleans licensee accounted for 13% and 10% of the Company’s total revenues for the six months period ended 2010 and 2009, respectively.  The Company’s AYA, Scoreslive.com licensee website, in the development stage since 2007, has accounted for a minimal amount of the Company’s total royalty revenues to date.

Loss Per Share

Net loss per share data for both the 2010 period and the 2009 period is based on net loss available to common shareholders divided by the weighted average of the number of common shares outstanding.  Outstanding stock options are not part of this basis as they are anti-dilutive.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820-10, Fair Value Measurements which defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company’s financial instruments include cash, licensee receivable, prepaid expenses, accounts payable, accrued expenses and related party payable.  Due to the short term maturity of these financial instruments, the fair values were not materially different from their carrying values.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

New Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either be irrelevant or immaterial to the operations and reporting disclosures of the Company.

Note 3.  Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership, I.M. Operating LLC (“IMO”), for the use of the Scores brand name “Scores New York”.  IMO is owned by Robert M. Gans, the Company’s President, Chief Executive Officer and a director.  Mr. Gans also owns Mitchell’s East, LLC, the Company’s majority shareholder.  IMO paid $174,866 in administrative cost related to accounting, business development, insurance and legal services for the Company as of June 30, 2010.  The Company also leases office space directly from Westside Realty of New York (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Between January 1, and March 31, 2009, the monthly rent, including overhead, was $5,000.  As of April 1, 2009, the monthly rent was reduced to $2,500 per month, including overhead costs.  The Company owed WSR approximately $62,500 in unpaid rent as of June 30, 2010.  The combined total of related party debts amounted to $237,366 and is recorded as related party payable.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of HEIR (also known as, Scores Licensing Company) in 2002, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at June 30, 2010 of $141,476. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line method over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating.  The Company recorded $63,952 and $61,152 of amortization expense, for the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010 period, the Company believed that the carrying amount of the “Scores” trademark was equal to its fair or net present value and as a result, did not recognize any impairment loss.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

Note 5. - Licensees

In 2003, the Company licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to the Company are the greater of $2,500 per week or 4.99% of the gross revenues (less $25,000 per week) earned at that location. Chicago accounted for 23% and 28% of the Company’s total royalty revenues during the 2010 and 2009 six month periods, respectively.  During the 2010 six month period, the Company collected $53,911 in royalties and was owed $8,912 in unpaid royalties at the end of the period.

In 2004, the Company licensed the use of name "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to the Company are the greater of $1,000 per week or 4.99% of gross revenues. This club accounted for 27% and 33% of our total royalty revenues during the first six months of 2010 and 2009, respectively.  For the 2010 six month period, the Company collected $61,998 in royalties and was owed $11,446 in unpaid royalties at the end of the period.

In April 2007, the Company licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana. Royalties payable to the Company under this license are capped at the greater of $8,000 per month or 4.99% of gross revenues. This club commenced operations in April 2007 and accounted for 13% and 10% of the Company’s total royalty revenues during first six months of 2010 and 2009, respectively.  As of June 30, 2010, the Company was owed $19,000 in unpaid royalties offset by a $14,000 reserve.   For the first six months of the 2010 period, the Company collected $25,000 in royalties and was owed $5,000 net of the reserve at the end of the period.  The Company subsequently collected the $5,000 receivable.

On January 27, 2009, the Company entered into a licensing agreement with IMO for the use of the Scores brand name. IMO is owned by Robert M. Gans, the Company’s President, Chief Executive Officer and a director.  Mr. Gans also owns Mitchell’s East, LLC, the Company’s majority shareholder.  IMOs’ operations are located at the site of the former Scores West nightclub, 533-535 West 27th Street, New York, New York, which is also owned by Westside Realty of New York, of which the majority owner is Robert M. Gans.  Royalties payable to the Company under this license agreement are 3% of gross revenues. IMO acquired a liquor license, renovated the club and commenced operations at the West 28th street location in May 2009.  For the 2010 six month period, the Company collected $16,000 in royalties and was owed $64,418 in unpaid royalties at the end of the period.

During the three months ended June 30, 2010, the Company received a $15,000 non-refundable payment in connection with a proposed licensing agreement with a potential licensee in Phoenix Arizona.  The agreement was not consummated.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

Note 6. Commitments and Contingencies

On March 22, 2010, Russell Whelchel, who performed work as a hair and makeup stylist at the Scores West nightclub located at 536 West 28th Street, New York, NY, filed a civil lawsuit against the Company in the Federal District Court for the Southern District of New York (the “S.D.N.Y.”).   The plaintiff subsequently amended the complaint on July 30, 2010.  The plaintiff is seeking to recover under federal and New York labor laws minimum wages, unlawful deductions, misappropriated gratuities and other wages for the period of his “employment” with Scores West between May 2009 and February 13, 2010.  Additionally, the plaintiff is seeking pre-judgment and post-judgment interest, liquidated damages and injunctive relief.  The Company disputes that it was an employer of the plaintiff, it contends that the plaintiff was not an “employee” but rather an independent contractor of Scores West and it denies all allegations seeking damages under federal and state wage and hour laws. The Company intends to vigorously defend against all claims in the plaintiff’s complaint.  The parties are currently engaged in the exchange of preliminary discovery.

In mid March 2010, we were named by Nichole Hughes in a complaint filed with the Supreme Court of the State of New York (the “SCNY”).  Ms Hughes is suing us for an unspecified amount of damages in connection with an alleged unauthorized use of her image in our advertising materials.  On June 20, 2010, we filed a motion to dismiss the complaint. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

On January 14, 2010, the Company was named in a complaint filed with the SCNY in connection with an alleged assault on the plaintiff by an agent of the Company’s New York affiliated club. The Company has filed a motion to dismiss this complaint and will vigorously defend itself in this litigation.  The Company does not expect that the outcome will be material.
.
On June 23, 2009, the Company filed a complaint with the SCNY against Silver Bourbon, Inc., its licensee in New Orleans and operator of Scores New Orleans, for breach of contract.  At the time of the filing, Silber Bourbon, Inc. owed the Company $70,000 in unpaid royalties.  The Company settled this matter with Silver Bourbon, Inc. and the court action has been discontinued.

On September 5, 2008, Ruth Fowler, a former cocktail waitress at Scores West, one of the Company’s formerly affiliated New York clubs which is no longer in business, filed a civil lawsuit against the Company in the S.D.N.Y.  The plaintiff is seeking to recover damages for alleged illegal deductions taken from her salary and monies due her and for sexual harassment under the New York City and New York State Human Rights Laws.  On May 7, 2009, the Company filed a motion to dismiss the action against it but that motion was denied by the S.D.N.Y. with possible leave to renew the motion at a future date after the completion of discovery proceedings.  In the meanwhile, counsel for plaintiff filed an amended complaint on February 26, 2010 to add as additional parties to the action our former affiliates Go West Entertainment, Inc. (“Go West”) and Entertainment Management Services, Inc. ("EMS").

On March 1, 2010, the Company filed affirmative defenses and an amended response asserting cross-claims for judgment against both Go West and EMS. The case has been placed in the hands of a magistrate judge, the Company has served various discovery demands which have been responded to by counsel for the plaintiff and related discovery examinations are in progress.  Although the outcome of this action is uncertain, the Company believes that any outcome will not have a material effect on it, since the plaintiff was only employed by Scores West for less than four months.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

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

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed.  On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay has been lifted.  The Company recently filed an amended response asserting cross-claims for judgment against both Go West and EMS.

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

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

Note 7. SUBSEQUENT EVENTS

On August 5, 2010, the Company entered into a license agreement with Burhill LLC (“Burhill”) pursuant to which Burhill will license the Scores trademarks and create, distribute, advertise and promote programming content in all forms of media using the Scores trademarks and conducting business under the name “Scores.”  Burhill has agreed to pay the Company a non-refundable royalty equal to five percent (5%) of the revenues of Burhill earned in connection with Burhill’s use of the Scores trademarks, net of actual local sales taxes paid and including any and all licensing fees charged to third parties for the use of the programming content owned and/or distributed by Burhill.  Burhill is wholly owned by Robert M. Gans, the President and Chief Executive Officer of the Company and owner of Mitchell’s East LLC, the Company’s majority stockholder.

On August 6, 2010, the Board of Directors of the Company adopted the Scores Holding Company, Inc. 2010 Equity Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to acquire up to 20,000,000 shares of the Company’s common stock. On August 6, 2010, the Company’s majority stockholder, Mitchell’s East LLC, owning 53.8% of the Company’s issued and outstanding capital stock executed a written consent in lieu of a meeting and approved the 2010 Plan.  Robert M. Gans, the Company’s President and Chief Executive Officer and a director, is the sole owner of Mitchell’s East LLC.

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

On August 6, 2010, we appointed Robert M. Gans as our President and Chief Executive Officer and as a member of our Board.  Robert Gans and Martin Gans, one of our existing Board members, are brothers.  Also on August 6, 2010, we appointed Howard Rosenbluth as our Treasurer and Chief Financial Officer.

Results of Operations

Three Months Ended June 30, 2010 (“the 2010 three month period”) Compared to Three Months Ended June 30, 2009 (“the 2009 three month period”).

Revenues:

Revenues increased to $130,901 for the 2010 three month period from $57,835 for the 2009 three month period.  The increase was due to the additional revenues of $10,997 from Chicago, $22,992 from Baltimore, $15,000 from New Orleans, $9,077 from New York and a non-refundable fee from Arizona in the amount of $15,000 for a potential club.  At this time that club has not commenced operations.

Revenues from the New York Club amounted to $39,077 and $30,000 for the 2010 and 2009 three month periods, respectively. Revenues from our Chicago nightclub increased Seventy One percent (71%) to $26,578 for the 2010 three month period from $15,581 from the 2009 three month period, while revenues from our Baltimore club increased One Hundred Eighty Eight percent (188%) to $35,246 for the 2010 three month period from $12,254 for the 2009 three month period and revenues from our New Orleans club increased  One Hundred percent (100%) to $15,000 for the 2010 three month period from $0 in the 2009 three month period.

General and Administrative Expenses:

General and administrative expenses increased during the 2010 three month period to $144,463 from $138,227 during the 2009 three month period.  Cost related to administrative expenses increased approximately by $6,200 from 2009 to 2010.

Provision for Income Taxes

 The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net loss:

Our net (loss) was $(13,562) or $(0.00) per share for the 2010 three month period compared to a net (loss) of $(110,392) or $(0.00) per share for the 2009 three month period.  The decrease in operating loss for the 2010 three month period was a result of (i) an increase in royalty revenues of $73,066, (ii) a small increase in operating cost and (iii) the absence of any bad debt expense during the period.

Net loss per share data for both the 2010 three month period and the 2009 three month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Six Months Ended June 30, 2010 (“the 2010 six month period”) Compared to Six Months Ended June 30, 2009 (“the 2009 six month period”).

Revenues:

Revenues increased to $238,352 for the 2010 six month period from $117,618 for the 2009 six month period.  The increase was due to increased revenues from the various clubs. Revenues from  our New York Club amounted to $75,671 and $30,000 for the 2010 and 2009 six month periods, respectively.

Revenues from our Chicago nightclub increased Sixty Two percent (62%) to $53,823 for the 2010 six month period from $33,364 from the 2009 six month period, while revenues from our Baltimore club increased Sixty Three percent (63%) to $63,858 for the 2010 six month period from $39,254 for the 2009 six month period and revenues from our New Orleans club increased One Hundred Fifty percent (150%) to $30,000 for the 2010 six month period from $12,000 for the 2009 six month period. The Company, as previously disclosed, has received a non refundable fee in the amount of $15,000 for a potential royalty fee structure that has not at this time materialized.

General and Administrative Expenses:

General and administrative expenses increased during the 2010 six month period to $286,565 from $260,794 including bad debt expense amounting to $30,000 in the prior six month period.  Cost related to salaries, business development, legal, web hosting and insurance increased approximately to $53,500 and cost for rent, bad debt expense and regulatory cost decreased approximately to $37,500 during the 2010 six month period compared to the 2009 six month period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net loss:

Our net (loss) was $(48,213) or $(0.00) per share for the 2010 six month period compared to a net (loss) of $(137,176) or $(0.00) per share for the 2009 six month period.  The decrease in operating  loss for the 2010 six month period was a result of an increase in royalty revenues of $120,734 offset by an increase in operating cost related business development salaries and web development that amounted to $27,267 and a $3,500 reduction in non operating cost related taxes and regulatory filings over the 2009 six month period.

Net loss per share data for both the 2010 six month period and the 2009 six month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Bad Debt Expense

As of June 30, 2010, our New Orleans licensees owed us $14,000 in accrued and unpaid royalties.  During the 2010 three month period, management agreed to continue to reserve the amount owed by our New Orleans licensee.  For the 2010 three and six month periods, we recorded approximately $15,000 and $30,000 in current royalties, respectively, of which $25,000 was received.

Liquidity and Capital Resources

Cash:

At June 30, 2010, we had $14,638 in cash and cash equivalents compared to $31,694 in cash and cash equivalents at December 31, 2009.

Operating Activities:

Net cash (used in) provided by operating activities for the six months ended June 30, 2010 and June 30, 2009 was $(45,839) and $35,403 respectively. The decreases in cash are related to increases in prepaid expenses, increases in licensee receivables and an increase in accounts payable between the 2010 and 2009 periods.

Financing Activities:

During the 2010 and 2009 six month periods, our New York affiliate paid approximately $28,783 and $0, respectively, in cash for web development, insurance premiums and consulting services for the Company.  As of June 30, 2010, we owed $62,500 in rent to our Westside Realty affiliate and $174,866 to our New York affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of June 30, 2010 we had an accumulated deficit of $(6,178,336), with total current assets of $132,211 and total current liabilities of $288,720 or negative working capital of $(156,509). As of December 31, 2009, we had total current assets of $58,426 and total current liabilities of $230,674 or negative working capital of $(172,248).  Our accounts receivable and payables  increased  during the 2010 six month periods; the effect had no significant impact on our negative working capital.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer (who serves as our principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with their review of our financial statements as of June 30, 2010.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On March 22, 2010, Russell Whelchel, who performed work as a hair and makeup stylist at the Scores West nightclub located at 536 West 28th Street, New York, NY, filed a civil lawsuit against us in the S.D.N.Y.   The plaintiff subsequently amended the complaint on July 30, 2010.  The plaintiff is seeking to recover under federal and New York labor laws minimum wages, unlawful deductions, misappropriated gratuities and other wages for the period of his “employment” with Scores West between May 2009 and February 13, 2010.  Additionally, the plaintiff is seeking pre-judgment and post-judgment interest, liquidated damages and injunctive relief.  We dispute that we were an employer of the plaintiff, we contend that the plaintiff was not an “employee” but rather an independent contractor of Scores West and we deny all allegations seeking damages under federal and state wage and hour laws. We intend to vigorously defend against all claims in the plaintiff’s complaint.  We are currently engaged with the plaintiff in the exchange of preliminary discovery.

In mid March 2010, we were named by Nichole Hughes in a complaint filed with the SCNY.  Ms Hughes is suing us for an unspecified amount of damages in connection with an alleged unauthorized use of her image in our advertising materials.  On June 20, 2010, we filed a motion to dismiss the complaint. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

On January 14, 2010, we were named in a complaint filed with the SCNY in connection with an alleged assault on the plaintiff by an agent of our New York affiliated club. We have filed a motion to dismiss this complaint and will vigorously defend ourselves in this litigation.  We do not expect that the outcome will be material.

On June 23, 2009, we filed a complaint with the SCNY against Silver Bourbon, Inc., our licensee in New Orleans and operator of Scores New Orleans, for breach of contract.  At the time of the filing, Silber Bourbon, Inc. owed us $70,000 in unpaid royalties.  We have settled this matter with Silver Bourbon, Inc. and the court action has been discontinued.

On September 5, 2008, Ruth Fowler, a former cocktail waitress at Scores West, filed a civil lawsuit against us in the S.D.N.Y.  The plaintiff is seeking to recover damages for alleged illegal deductions taken from her salary and monies due her and for sexual harassment under the New York City and New York State Human Rights Laws.  On May 7, 2009, we filed a motion to dismiss the action against us but that motion was denied by the S.D.N.Y. with possible leave to renew the motion at a future date after the completion of discovery proceedings.  In the meanwhile, counsel for plaintiff filed an amended complaint on February 26, 2010 to add as additional parties to the action Go West and EMS.  On March 1, 2010, we filed affirmative defenses and an amended response asserting cross-claims for judgment against both Go West and EMS. The case has been placed in the hands of a magistrate judge, we have served various discovery demands which have been responded to by counsel for the plaintiff and related discovery examinations are in progress.  Although the outcome of this action is uncertain, we believe that any outcome will not have a material effect on us, since the plaintiff was only employed by Scores West for less than four months.

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

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed.  On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay has been lifted.  We recently filed an amended response asserting cross-claims for judgment against both Go West and EMS.

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

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

SCORES HOLDING COMPANY, INC.

Dated: August 23, 2010	By:	/s/Robert M. Gans
Robert M. Gans
Chief Executive Officer

	By:	/s/Howard Rosenbluth
Howard Rosenbluth
Principal Financial Officer