Form 10-Q
period 2010-09-30
SCORES HOLDING CO INC
filed 2010-11-22
CIK 831489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 18, 2010 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.
SEPTEMBER 30, 2010 QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	18

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 6.	Exhibits	23

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$107,142	$31,694
Licensee receivable – including affiliates – net	78,462	26,732
Prepaid expenses	15,370	-
Total Current Assets	200,974	58,426
INTANGIBLE ASSETS, NET	110,900	205,428
	$311,874	$263,854

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$74,590	$22,091
Related party payable	262,361	208,583
Deferred revenue	36,000	-
Total Current Liabilities	$372,951	$230,674

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 and 165,186,124 issued and outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,224,380)	(6,130,123)
Total Stockholders’ (deficit) equity	(61,077)	33,180
	$311,874	$263,854

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,		Three months ended September 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Royalty revenue	$379,479	$241,236	$141,127	123,618

Total	379,479	241,236	141,127	123,618

EXPENSES:
BAD DEBT EXPENSE	—	30,000	—	—
GENERAL AND ADMINISTRATIVE EXPENSES	473,736	347,598	187,171	116,804

NET INCOME ( LOSS) FROM OPERATIONS	(94,257)	(136,362)	(46,044)	6,814

OTHER INCOME - DEBT FORGIVENESS	—	6,000	—	—

NET INCOME (LOSS) BEFORE INCOME TAXES	(94,257)	(130,362)	(46,044)	6,814

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME ( LOSS)	$(94,257)	$(130,362)	(46,044)	6,814

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	0.00

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - Basic and Diluted	165,186,124	165,186,124	165,186,124	165,186,124

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
NET (loss)	$(94,257)	$(130,362)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	94,528	94,528
Bad Debt Expense	-	30,000
Debt Forgiveness	-	(6,000)
Changes in assets and liabilities:
Licensee Receivable	(51,730)	(42,555)
Prepaid Expenses	(15,370)	-
Deferred Revenue	36,000	45,000
Accounts payable and accrued expenses	52,499	(25,899)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$21,670	$(35,288)

CASH PROVIDED BY FINANCING ACTIVITES:
Related Party Payable	53,778	95,555
Bank Overdraft	-	(20,982)

NET CASH PROVIDED BY FINANCING ACTIVITIES	53,778	74,573

NET INCREASE IN CASH	75,448	39,285

CASH, beginning of the period	31,694	173

CASH, end of the period	$107,142	$39,458

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for income taxes	$-	$

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

Our consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiaries.  Certain prior period amounts have been reclassified to conform to the current period presentation Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2010.

Note 2. Summary of Significant Accounting Principles

Going Concern

The Company has incurred cumulative losses totaling $(6,224,380), a working capital deficit of $(171,977) and a net operating loss of $(94,257) at September 30, 2010.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of the brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not increase its operations.

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

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from five licensees who are unrelated from management of the Company. During the nine months ended September 30, 2010, revenues earned from royalties from these unrelated licensees amounted to $264,959 and there was $33,196 due and outstanding as of September 30, 2010.  The Company’s New York affiliate commenced operations in May 2009 and revenue amounted to $114,520 during the nine month 2010 period; there was $45,267 due and outstanding as of September 30, 2010.

During the nine month 2010 and 2009 period our Baltimore licensees accounted for 26% and 29% and our Chicago licensee accounted for 21% and 25% of our total revenues, respectively.   Our New Orleans licensee accounted for 12% and 11% of our total revenues for the nine months period ended 2010 and 2009, respectively.  The Company’s AYA, Scoreslive.com licensee website is still in the development stage since 2007, it has accounted for a minimal amount of our total royalty revenues to date.

Income (Loss) Per Share

Net income (loss) per share data for both the 2010 period and the 2009 period is based on net income (loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.  Outstanding stock options are not part of this basis as they are anti-dilutive.

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

Note 3.  Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  IMO is also owned by Robert M. Gans who is the Company’s majority shareholder.  IMO paid approximately $189,861 in administrative costs  related to accounting, business development, insurance and legal services for the Company as of September 30, 2010.  The Company also leases office space directly from Westside Realty of New York (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Between January 1, and March 31, 2009, the monthly rent including overhead was $5,000, since April 1, 2009, the monthly rent was reduced to $2,500 per month including overhead costs.  The Company owed WSR approximately $72,500 in unpaid rents as of September 30, 2010.  The combined total of such debts amounted to $262,361 and is recorded as related party payable.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of HEIR (also known as, Scores Licensing Company) as discussed above, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at September 30, 2010 of $110,900. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line method over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating.  The Company recorded $94,528 and $94,528 of amortization expense, for the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010 period, the Company believed that the carrying amount of the “Scores” trademark was equal to its fair or net present value and as a result, did not recognized any impairment loss.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

Note 5.  Licensees

In 2003, we licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to the Company are the greater of $2,500 per week or 4.99% of the gross revenues (less $25,000 per week) earned at that location. Chicago accounted for 21% and 25% of our total royalty revenues during the nine months of 2010 and 2009 periods, respectively.  During the 2010 nine month period, the Company collected $80,984 in royalties and is owed $8,021 in unpaid royalties.

In 2004, we licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to the Company are the greater of $1,000 per week or 4.99% of gross revenues. This club accounted for 26% and 29% of our total royalty revenues during the first nine months of 2010 and 2009 respectively.  For the 2010 nine month period, the Company collected $97,765 in royalties and is owed $11,775 in unpaid royalties.

In April 2007, we licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana. Royalties payable to the Company under this license are capped at the greater of $8,000 per month or 4.99% of gross revenues. This club commenced operations in April 2007 and accounted for 12% and 11% of our total royalty revenues during first nine months of 2010 and 2009, respectively.  The Company is owed $24,000 in unpaid royalties offset by a $14,000 reserve.   For the 2010 nine month period, the Company collected $35,000 in royalties and is owed $10,000 net of the reserve.

On January 27, 2009, we entered into a licensing agreement with I.M. Operating LLC (“IMO”) for the use of the Scores brand name which our majority shareholder (Robert M. Gans) and Secretary and Board Director (Howard Rosenbluth) are members.  IMOs’ operations will be at the location of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”)., which is also owned by Westside Realty of New York, of which the majority owner is Robert M. Gans.  Royalties payable to the Company under this license agreement are 3% of gross revenues. IMO has a liquor license, renovated the club and commenced operations at the West 28th street location in May 2009.  For the first nine months of the 2010 period, the Company collected $74,000 in royalties and is owed $45,267 in unpaid royalties.

During the nine months ended September 30, 2010, the Company received a $15,000 non-refundable payment in connection with a proposed licensing agreement with a potential licensee in Phoenix, Arizona.  The agreement was not consummated.

On September 30, 2010, the Company entered into a licensing agreement with Tampa Food & Entertainment, Inc.  Upon signing the contract, the Company received a non-refundable fee.  For the next twelve months the Company will receive a flat fee per month with an advance payment to be made at the signing of the contract.  After the first twelve months, royalties payable to the Company under this license will be capped at the greater of a certain dollar amount per month or a percentage of net revenues.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

Note 6. Commitments and Contingencies

On March 22, 2010, Russell Whelchel, who performed work as a hair and makeup stylist at the Scores West nightclub located at 536 West 28th Street, New York, NY, filed a civil lawsuit against the Company in the S.D.N.Y.   The plaintiff subsequently amended the complaint on July 30, 2010.  The plaintiff is seeking to recover under federal and New York labor laws minimum wages, unlawful deductions, misappropriated gratuities and other wages for the period of his “employment” with Scores West between May 2009 and February 13, 2010.  Additionally, the plaintiff is seeking pre-judgment and post-judgment interest, liquidated damages and injunctive relief.  The Company disputes that it was an employer of the plaintiff, it contends that the plaintiff was not an “employee” but rather an independent contractor of Scores West and it denies all allegations seeking damages under federal and state wage and hour laws. The Company intends to vigorously defend against all claims in the plaintiff’s complaint.  The Company is currently engaged with the plaintiff in the exchange of preliminary discovery.

In mid March 2010, the Company was named by Nichole Hughes in a complaint filed with the SCNY.  Ms Hughes is suing the Company for an unspecified amount of damages in connection with an alleged unauthorized use of her image in our advertising materials.  On June 20, 2010, the Company filed a motion to dismiss the complaint. The Company will vigorously defend itself in this litigation and does not expect that the outcome will be material.

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

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

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

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
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

Note 7. SUBSEQUENT EVENTS

We have evaluated the subsequent events for disclosure purposes .

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

Results of Operations

Three Months Ended September 30, 2010 (“the 2010 three month period”) Compared to Three Months Ended September 30, 2009 (“the 2009 three month period”).

Revenues:

Revenues increased to $141,127 for the 2010 three month period from $123,618 for the 2009 three month period.  The increase was due principally to the receipt of a non-refundable fee from a new licensee in the amount of $25,000.  This royalty agreement commenced as of September 30, 2010.

Revenues from the New York Club amounted to $38,849 and $50,000 for the 2010 and 2009 three month periods, respectively.  Revenues from our Chicago nightclub decreased five percent (5%) to $26,182 for the 2010 three month period from $27,579 from the 2009 three month period, while revenues from our Baltimore club increased sixteen percent (16%) to $36,096 for the 2010 three month period from $31,039 for the 2009 three month period and revenues from our New Orleans club at $15,000 for both the 2010 three month period and the 2009 three month period.

General and Administrative Expenses:

General and administrative expenses increased during the 2010 three month period to $187,171 from $116,804 during the 2009 three month period.  Costs related to administrative expenses increased approximately by $70,000 from 2010 to 2009.

Provision for Income Taxes

 The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net loss:

Our net income (loss) was $(46,044) or $(0.00) per share for the 2010 three month period compared to a net income of $6,814 or $0.00 per share for the 2009 three month period.  The increase in operating loss for the 2010 three month period was a result of a large increase in operating cost during the three month period.

Net loss per share data for both the 2010 three month period and the 2009 three month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2010 (“the 2010 nine month period”) Compared to Nine Months Ended September 30, 2009 (“the 2009 nine month period”).

Revenues:

Revenues increased to $379,479 for the 2010 nine month period from $241,236 for the 2009 nine month period.  The increase was due to increased revenues from the various clubs. Revenues from our New York Club amounted to $114,520 and $80,000 for the 2010 and 2009 nine month periods, respectively.

Revenues from our Chicago nightclub increased thirty-one percent (31%) to $80,005 for the 2010 nine month period from $60,943 from the 2009 nine month period, while revenues from our Baltimore club increased forty-two percent (42%) to $99,954 for the 2010 nine month period from $70,293 for the 2009 nine month period and revenues from our New Orleans club increased sixty-seven percent (67%) to $45,000 for the 2010 nine month period from $27,000 for the 2009 nine month period. The Company, as previously disclosed, has received a non refundable fee in the amount of $15,000 for a potential royalty fee structure that has not at this time materialized.  The Company also received a non refundable fee of $25,000 during this period as previously discussed.

General and Administrative Expenses:

General and administrative expenses increased during the 2010 nine month period to $473,736 from $377,598 including bad debt expense amounting to $30,000 in the prior nine month period.  Cost related to consulting, business development, professional fees, promotion and web hosting  increased approximately to $176,000 and cost for rent, bad debt expense and payroll cost decreased approximately $80,000 during the 2010 nine month period compared to the 2009 nine month period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net loss:

Our net (loss) was $(94,257) or $(0.00) per share for the 2010 nine month period compared to a net (loss) of $(130,362) or $(0.00) per share for the 2009 nine month period.  The decrease in operating  loss for the 2010 nine month period was a result of an increase in royalty revenues of $138,243 offset by an increase in operating costs noted above that amounted to $96,138 that included a $30,000 bad debt charge in 2009 and a $6,000 forgiveness of debt during the 2009 nine month period.

Net loss per share data for both the 2010 nine month period and the 2009 nine month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Bad Debt Expense

As of September 30, 2010, our New Orleans licensees owed us $14,000 in accrued and unpaid royalties.  During the 2010 nine month period, management agreed to continue to reserve the amount owed by our New Orleans licensee.  For the 2010 three and nine month periods, we recorded approximately $15,000 and $45,000 in current royalties, respectively, of which $35,000 was received.

Liquidity and Capital Resources

Cash:

At September 30, 2010, we had $107,142 in cash and cash equivalents compared to $31,694 in cash and cash equivalents at December 31, 2009.

Operating Activities:

Net cash provided by (used in) operating activities for the nine months ended September 30, 2010 and September 30, 2009 was $21,670 and $(35,288) respectively. The increases in cash are related to increases in licensee receivable, prepaid expenses, accounts payable and deferred revenue between the 2010 and 2009 periods.

Financing Activities:

During the 2010 and 2009 three and nine month periods, our New York affiliate paid approximately $53,778 and $95,555, respectively, in cash for web development, insurance premiums and consulting services for the Company.  As of September 30, 2010, we owed $72,500 in rent to our Westside Realty affiliate and $189,861 to our New York affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2010 we had an accumulated deficit of $(6,224,380), with total current assets of $200,974 and total current liabilities of $372,951 or negative working capital of $(171,977). As of December 31, 2009, we had total current assets of $58,426 and total current liabilities of $230,674 or negative working capital of $(172,248).  Our accounts receivable and payables increased during the 2010 nine month periods; the effect had no significant impact on our negative working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with their review of our financial statements as of September 30, 2010.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCORES HOLDING COMPANY, INC.

Dated: November 18, 2010	By:	/s/Robert M. Gans
Robert M. Gans
Chief Executive Officer

	By:	/s/Howard Rosenbluth
Howard Rosenbluth
Principal Financial Officer