Form 10-K
period 2010-12-31
SCORES HOLDING CO INC
filed 2011-04-12
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2010
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

As of March 31, 2011, there were 165,186,124 shares of the registrant's common stock, par value $0.001, issued and outstanding.

On June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter,  76,285,894 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity), were held by non-affiliates of the registrant.  The market value of those shares was $19,071,473, based on the last sale price of $0.25 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

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

On January 27, 2009 (as further discussed below), we terminated the MLA with EMS and EMS transferred to us all of the Licensing Rights and Royalty Rights.  Since termination of the MLA, our property is licensed directly by us to the three remaining clubs that previously had been sublicensing our property from EMS, and, thus, as of January 27, 2009, we are receiving 100% of the royalty payments made by these clubs rather than the 50% we were entitled to under the MLA.

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

On January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock1.  Mr. Gans is the majority owner of I.M. Operating LLC (“IMO”).  IMO has a licensing agreement with us and has commenced operations in New York, New York under the club name Scores New York.  (Throughout this report, we refer to Scores New York as our “affiliated club.”)

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

Changes in our Management

On August 6, 2010, we appointed Robert M. Gans as our President and Chief Executive Officer and as a member of our Board.  Robert Gans and Martin Gans, one of our existing Board members, are brothers.  Also on August 6, 2010, we appointed Howard Rosenbluth as our Treasurer and Chief Financial Officer.  Mr. Rosenbluth is also a director.

Nightclubs Currently Licensing our Scores Brand

In 2003, EMS licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to EMS under this license are the greater of $2,500 per week or 4.99% of the the Chicago club’s gross revenues (less $25,000 per week) earned at that location. The Chicago club accounted for 21% and 23% of our total royalty revenues during 2010 and 2009, respectively.

In 2004, EMS licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to EMS under this license are the greater of $1,000 per week or 4.99% of gross revenues. The Baltimore club accounted for 26% and 27% of our total royalty revenues in 2010 and 2009, respectively.

In April 2007, EMS licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana “Score New Orleans”. Royalties payable under this license are capped at the greater of $4,000 per month or 4.99% of gross revenues. The New Orleans club accounted for 12% and 10% of our total royalty revenues during each of 2010 and 2009, respectively.

The Assignment Agreement between us and EMS dated January 27, 2009, terminated the MLA and, since that date, we have begun to retain 100% of the royalty payments received from each of these clubs.   This percentage includes the 50% which was previously retained by EMS under the MLA.

On January 27, 2009, we entered into a licensing agreement with IMO for the use of the Scores brand name “Scores New York”.  IMO is owned in the majority by Robert M. Gans who is also our majority shareholder.  The address where IMO’s new club is located is the same address as that of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”).  Royalties payable to us under this license agreement have been set at 3% of gross revenues of Scores New York.  Scores New York commenced operations in May 2009 and has accounted for 30% of our total royalty revenue during 2010 and 40% of our total royalty revenue during 2009.  The West 27th Street Building is owned by Westside Realty of New York (“WSR”). Robert M. Gans is the majority owner of WSR.

On September 30, 2010, we entered into a licensing agreement with Tampa Food & Entertainment, Inc.  Upon signing the contract, we received a non-refundable fee.  For the first twelve months of the contract we will receive a flat fee of per month with an advance payment to be made at the signing of the contract.  After the first twelve months, royalties payable to us under this license will be capped at the greater of a certain dollar amount per month or a percentage of net revenues.  For the year ended December 31, 2010, we recorded $43,000 in revenue from this club.

Nightclubs Formerly Licensing our Scores Brand

Scores East was the first nightclub to sublicense our Scores brand through EMS. This nightclub surrendered its liquor license in December 2008 and closed its operations.  Scores East accounted for 0% of our royalty revenue in 2009.  Our second sublicensed nightclub, Scores West, had its liquor license revoked in 2008 and ceased operations. Scores West accounted for 0% of our royalty revenue in 2009.  On April 18, 2008, Go West, the owner of Scores West, filed for chapter 11 bankruptcy.

In July 2005, EMS licensed our Scores brand name to D.I. Food and Beverage (“DIF&B”) for DIF&B’s nightclub in Las Vegas, Nevada. Under this EMS sublicense agreement, DIF&B paid EMS $9,000 per week in royalties and $1,500 per month in related fees.  Following notice to EMS, DIF&B canceled its sublicense with EMS effective May 6, 2008.  This club accounted for 0% of our royalty revenue in 2009.  DIF&B failed to make its final royalty payments to EMS and we and EMS have begun legal action against EMS to collect our fees due and related damages, as more fully discussed below.

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

Burhill LLC

On August 5, 2010, we entered into a license agreement (the “License Agreement”) with Burhill LLC (the “Licensee”) pursuant to which the Licensee will license the Scores trademarks and create, distribute, advertise and promote programming content in all forms of media using the Scores trademarks and conducting business under the name “Scores.”  The Licensee has agreed to pay us a non-refundable royalty equal to five percent (5%) of the revenues of the Licensee earned in connection with the Licensee’s use of the Scores trademarks, net of actual local sales taxes paid and including any and all licensing fees charged to third parties for the use of the programming content owned and/or distributed by the Licensee.  The Licensee is wholly owned by Robert M. Gans, our President and Chief Executive Officer and owner of Mitchell’s East LLC, our majority stockholder.

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

Employees

At the present time, we have two (2) employees, who is not covered by any collective bargaining agreement. We believe that our relationship with our current employee is satisfactory.

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

"Cabaret" Licenses

Although not a requirement, our licensees typically request a cabaret license in connection with the operation of their nightclubs. Cabaret licenses are not a requirement in all states; however, some states mandate that such licenses be obtained prior to the operation of an adult nightclub. For example, one of our formerly affiliated licensees, was granted a cabaret license for a nightclub by the City of New York’s Department of Consumer Affairs (the "DCA"). In response, the DCA determined that zoning requirements and that the building qualified for operations in accordance with the codes and standards for a nightclub.  We believe our licensees comply with all regulatory laws regarding cabaret or an adult entertainment license; however, there is no assurance that any of their licenses will remain effective or that they could be assigned or transferred if necessary. If one or more of our licensees failed to maintain a required license, this could have a material or adverse effect on our cash flow and profitability.

Zoning Restrictions

Adult entertainment establishments must comply with local zoning restrictions which can be stringent. For example, zoning regulations in the City of New York mandate that an adult entertainment business may operate in an area zoned as residential, or in areas that are commercially zoned, and devotes more than either 40% or more of its space available to customers or 10,000 square feet for adult entertainment activities.  Although we expect our licensees to operate within "zoned" areas, we cannot make any assurances that local zoning regulations will remain constant, or that if changed, our licensees will be able to continue operations under our Scores brand name trademark. If zoning regulations were to restrict the operations of one or more of our licensees, this could have a material or adverse effect on our cash flow and profitability.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of July 1, 2008, WSR, the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location.   On April 1, 2009, the monthly rent, which includes overhead cost, was reduced from $5,000 to $2,500.

ITEM 3. LEGAL PROCEEDINGS

On March 22, 2010, Russell Whelchel, who performed work as a hair and makeup stylist at the Scores West nightclub located at 536 West 28th Street, New York, NY, filed a civil lawsuit against us in the S.D.N.Y.   The plaintiff subsequently amended the complaint on July 30, 2010.  The plaintiff is seeking to recover under federal and New York labor laws minimum wages, unlawful deductions, misappropriated gratuities and other wages for the period of his “employment” with Scores West between May 2009 and February 13, 2010.  Additionally, the plaintiff is seeking pre-judgment and post-judgment interest, liquidated damages and injunctive relief.  We dispute that we were an employer of the plaintiff, we contend that the plaintiff was not an “employee” but rather an independent contractor of Scores West and we deny all allegations seeking damages under federal and state wage and hour laws. We intend to vigorously defend against all claims in the plaintiff’s complaint.  We are currently engaged with the plaintiff in the exchange of discovery.

On March 16, 2010, Charles Braden, who claims he performed work as a hair and makeup stylist at the Scores New York nightclub located at 536 West 28th Street, New York, NY, filed a civil lawsuit against us in the S.D.N.Y.   The plaintiff is seeking to recover under federal and New York labor laws minimum wages, unlawful deductions, misappropriated gratuities and other wages for the period of his “employment” with Scores New York between approximately January 2005 and September 2010.  Additionally, the plaintiff is seeking pre-judgment and post-judgment interest, liquidated damages, reasonable attorneys’ fees and costs of the action and other relief as the S.D.N.Y. deems just and reasonable.  We dispute that we were an employer of the plaintiff, we contend that the plaintiff was not an “employee” but rather an independent contractor of Scores West and we deny all allegations seeking damages under federal and state wage and hour laws. We intend to vigorously defend against all claims in the plaintiff’s complaint.

In mid March 2010, we were named by Nichole Hughes in a complaint filed with the SCNY.  Ms Hughes is suing us for an unspecified amount of damages in connection with an alleged unauthorized use of her image in our advertising materials.  On June 20, 2010, we filed a pre-answer motion to dismiss the complaint, which was denied on December 17, 2010.  We then filed an answer and affirmative defenses and a third party complaint against IMO, owner and operator of the club where Ms. Hughes was employed.  The case is now in discovery.  We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

On January 14, 2010, we were named in a complaint filed with the SCNY in connection with an alleged assault on the plaintiff by an agent of our New York affiliated club. We filed a motion to dismiss this complaint and, on December 15, 2010, the plaintiff stipulated to discontinue the case against us.

On June 23, 2009, we filed a complaint with the SCNY against Silver Bourbon, Inc., our licensee in New Orleans and operator of Scores New Orleans, for breach of contract.  At the time of the filing, Silber Bourbon, Inc. owed us $70,000 in unpaid royalties.  We have settled this matter with Silver Bourbon, Inc. and the court action has been discontinued.

On September 5, 2008, Ruth Fowler, a former cocktail waitress at Scores West, filed a civil lawsuit against us in the S.D.N.Y.  The plaintiff is seeking to recover damages for alleged illegal deductions take from her salary and monies due her and for sexual harassment under the New York City and New York State Human Rights Laws.  On May 7, 2009, we filed a motion to dismiss the action against us but that motion was denied by the S.D.N.Y. with possible leave to renew the motion at a future date after the completion of discovery proceedings.  In the meanwhile, counsel for plaintiff filed an amended complaint on February 26, 2010 to add as additional parties to the action Go West and EMS.  On March 1, 2010, we filed affirmative defenses and an amended response asserting cross-claims for judgment against both Go West and EMS. On September 13, 2010, the SDNY denied plaintiff’s application for further discovery and on October 18, 2010, we filed a motion to dismiss, which has yet to be decided on.  Although the outcome of this action is uncertain, we believe that any outcome will not have a material effect on us, since the plaintiff was only employed by Scores West for less than four months.

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

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed.  On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay was lifted.  We subsequently filed an amended response asserting cross-claims for judgment against both Go West and EMS and a motion to compel discovery, which was approved.  We are currently preparing for the plaintiff’s deposition and a compliance conference which are scheduled for the end of April.

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against us and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York (the “Court”), Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleged that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations.  On behalf of ourselves and the other defendants we filed a motion to dismiss that portion of the Complaint that asserted State law class action allegations; we also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; we opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004.  On May 29, 2008, we filed an answer to plaintiff's’ second amended complaint.  On or about September 5, 2009, plaintiffs served their third amended complaint adding in two individual defendants who are alleged to be employers under the state and federal wage claims.  We dispute that we are a proper defendant in this action and we dispute that we violated the federal and state labor laws, and further dispute that the dancers are “employees” subject to the federal and state wage and hour laws.  Two of the defendants have been dismissed without prejudice and we have agreed upon a settlement amount of $450,000 that will be contributed among and between all of the remaining defendants. The settlement documents are currently in the process of being prepared.

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. We have answered a third amended complaint and completed discovery.  We have filed a note of issue with the court and are waiting for a court date on which the trial will begin.  We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

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

ITEM 4.     (Removed and Reserved)

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “SCRH” since 2004.  The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by OTC Markets Inc.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2009	.0035	.0005
June 30, 2009	.025	.0011
September 30, 2009	.035	.019
December 31, 2009	.057	.0125
March 31, 2010	.17	.044
June 30, 2010	.081	.05
September 30, 2010	.10	.056
December 31, 2010	.07	.06
Holders

As of March 31, 2011, there were approximately 580 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

On August 6, 2010, our Board of Directors and stockholders adopted the 2010 Equity Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to acquire up to 20,000,000 shares of our common stock.  If an incentive award granted under the 2010 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2010 Plan. As of December 31, 2010, we have not issued any shares and there are no outstanding grants under the 2008 Plan.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

For the year ended December 31, 2010 (the “2010 period”) compared to the year ended December 21, 2009 (the “2009 period”).

Revenues:

Revenues increased to $514,155 for the 2010 period from $387,425 for the 2009 period.  This increase was primarily due to the following factors:  In September 2010, our newly established Tampa club commenced operations and revenues from this club amounted to $43,000 during the 2010 period and $-0- during the 2009 period. Our operations are dependent upon royalties from our New York affiliated club which, in 2010, represented 30% of our total revenue.  We license our brand to innovative and experienced operators who help sustain our brand by providing quality service to customers.  We believe the combination of the club services provided by our existing operators and the opening of our newly established Tampa club contributed to the increase in the 2010 and 2009 period revenues from our Chicago, Baltimore and New Orleans licensees. Revenues increased 23% to $106,987 in the 2010 period from $87,320 in the 2009 period for the Chicago club, 27% to $133,751 in the 2010 period from $105,358 in the 2009 period for the Baltimore club and 62% to $60,000 in the 2010 period from $37,000 in the 2009 period for the New Orleans club.

In January 2007, the website, Scoreslive.com, began a developmental test launch of its operations and, for the 2010 and 2009 periods, generated gross revenues of approximately $5,000 per month resulting in minimal royalties to us. We believe that the Scoreslive.com website will remain in development mode during 2011, continuing to generate minimal revenues for us.

We recognize revenues as they are earned, not as they are collected.

Bad Debt Expense

As of December 31, 2010, our New Orleans licensees owed us $14,000 in accrued and unpaid royalties.  During the 2010 period, management agreed to continue to reserve the amount owed by our New Orleans licensee.

Operating Expenses:

Operating expenses for the 2010 period and the 2009 period were $1,165,503 and $547,223, respectively. These expenses were directly related to the maintenance of the corporate entity and regulatory filing of periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”)  To comply with the requirements of Sarbanes Oxley, we expect these regulatory costs to increase in future years.   Virtually all or 87% of the increase in operating expenses can be attributed to legal fees which increased $526,109, largely attributed to the class action lawsuit initiated under the prior management of the Company (S.Diaz, et al. v. Scores Holding Company Inc.) and the accrual of $450,000 for the estimated settlement of this case. Our business development and other executive administrative costs changed modestly during the 2010 period from the 2009 period, but is expected to increase in future periods due to expansion of our brand into emerging markets. Our current year amortization of the intangible assets of $116,703 will decrease next year to $88,000 as next year is the final year of such asset being amortized.

Provision for Income Taxes:

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses.

Net Income (Loss) (per share):

Our net loss for the 2010 year end was $(651,348) or $(0.00) per share versus a net loss of $(158,362) or $(0.00) per share for the 2009 year end.  During the 2010 period, our $126,730 increase in revenues was offset by costs primarily by the potential settlement of the S.Diaz, et al. v. Scores Holding Company Inc. and ongoing legal costs aggregating to $5 and secondarily related to business development, regulatory report preparation and filing, salaries, legal, amortization and taxes, which approximated to $521,000.  This material change from the 2009 period to the 2010 period is based on net income available to common shareholders divided by the weighted average of the common shares outstanding.

Liquidity and Capital Resources

At December 31, 2010, we had $23,748 in cash and cash equivalents compared to $31,694 in cash and cash equivalents at December 31, 2009.

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

We have incurred losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2010 we had an accumulated deficit of $(6,781,471). As of December 31, 2010, we had total current assets of $117,821 and total current liabilities of $824,714 or negative working capital of $(706,893). As of December 31, 2009, we had total current assets of $58,426 and total current liabilities of $230,674 or negative working capital of $(172,248). The increase in the amount of negative working capital has been primarily attributable to the increase in our related party activity and additional litigation related to our settlement case.  During the 2010 period, the Company decreased its cash position due to additional litigation which was offset due to our increase in royalty revenue.

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

Revenue Recognition

Revenues for the 2010 period and the 2009 period were derived predominately from royalties. We apply judgment to ensure that the criteria for recognizing revenues are consistently applied and achieved for all recognized sales transactions.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Aapplicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2010 and 2009 are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Management’s Annual Report on Internal Control over Financial Reporting. Management of Scores Holding Company, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our senior management, consisting of Robert M. Gans, our chief executive officer, and Howard Rosenbluth, our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not sufficiently effective to ensure that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our acting chief executive officer and chief financial officer and secretary, as appropriate to allow timely decisions regarding required disclosure.  In particular, we concluded that internal control weaknesses in our accounting policies and procedures relating to our segregation of duties were material weaknesses.

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

1.
As of December 31, 2010, we did not maintain effective internal controls over financial reporting.  For one, we did not have a functioning audit committee due to a lack of a majority of independent directors on our board of directors.  This lack of a functioning audit committee resulted in our having ineffective oversight in the establishment and monitoring of required internal controls and procedures, and management concluded that it constituted a material weakness in our system of financial reporting.

2.
As of December 31, 2010, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

Based on this evaluation and the material weaknesses identified, management concluded that, as of December 31, 2010 our internal controls over financial reporting were not effective, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of March 31, 2011, with respect to our directors and executive officers.

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

Name	Positions Held	Age	Date of Election or Appointment as Director

Robert M. Gans	President, Chief Executive Officer and Director	67	August 6, 2010

Martin Gans	Director	75	June 23, 2009

Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	64	April 21, 2009

The following is a brief account of the business experience during the past five years or more of our directors and executive officer.

Robert M. Gans: For the past forty two years Robert M. Gans has owned and operated companies in the building materials business, as well as gentlemens' clubs, restaurants, and several commercial and residential real estate properties.  Mr. Gans has either been the President, Managing Member, or sole owner of all of the companies in which he has been involved. None of the companies was or is a public company.

Martin Gans: Martin Gans has been retired since 2002.  Prior to his retirement, Mr. Gans held managerial positions with The Nassau County Board of Elections, from 1994 to 2002, and with the Metropolitan New York hospitals, from 1990 to 1994.  Mr. Gans has an MBA in Health Care Administration from George Washington University and a Bachelor’s degree in Economics from Hunter College.  Mr. Gans served in the United States Army where he reached the rank of SP4.

Robert Gans and Martin Gans are brothers.

Howard Rosenbluth: Over the past five years, Mr. Rosenbluth has been an executive officer overseeing the financial operations for Metropolitan Lumber Hardware and Building Supplies, Inc.,  and The Executive Club LLC, a company operating in the Gentlemen’s' club industry.  Mr. Rosenbluth received an MBA in Finance in 1975 from the University of Connecticut and has owned a consulting firm, a manufacturing company and a restaurant and has worked in public accounting and consulting for more than 35 years.

Board of Directors

None of our directors receives any remuneration for acting as such.  Directors may, however, be reimbursed for their out-of-pocket expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees have been established to date.  Accordingly, we do not have an audit committee or an audit committee financial expert.  Similarly, we do not have a nominating committee or a committee performing similar functions.  We have not implemented procedures by which our security holders may recommend board nominees to us, but expect to do so in the future.

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

To the best of our knowledge, during the fiscal year ended December 31, 2010, none of our directors failed to file a required report on Form 3, Form 4 or Form 5.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

Code of Ethics

Due to the scope of our current operations, as of December 31, 2010, we have not adopted a code of ethics for financial executives, which include our principal executive officer, Chief Financial Officer or persons performing similar functions. Our decision to not adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2010 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2010 that received annual compensation during the fiscal year ended December 31, 2010 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert M. Gans, Chief Executive Officer	2010	0	0	0	0	0	0	0	0

Curtis Smith, Acting	2010	93,880	0	0	0	0	0	0	93,880
Chief Executive	2009	105,731	0	0	0	0	0	0	105,731
Officer, Chief	2008	79,015	0	0	0	0	0	0	79,015
Financial Officer (2)

(1)	Robert M. Gans became our Chief Executive Officer on August 6, 2010.
(2)	Curtis Smith became our Chief Financial Officer on September 26, 2006 and Acting Chief Executive Officer on June 25, 2007. Mr. Smith resigned from both of these positions on June 15, 2010.

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2010 Plan. (See “Item 5. Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans” above.) We have no other plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

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

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments.  During the fiscal years ended December 31, 2010 and 2009 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 31, 2011 by

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Robert M. Gans (2)	Common Stock	88,900,230	53.8%

Howard Rosenbluth	Common Stock	- 0 -	0.0%

Martin Gans	Common Stock	- 0 -	0.0%

All directors and executive officers as a group (3 persons)	Common Stock	88,900,230	53.8%

Mitchell’s East LLC (2) 617 Eleventh Avenue New York, NY 10036	Common Stock	88,900,230	53.8%

Estate of William Osher (3) 2955 Shell Road Broklyn, NY	Common Stock	13,886,059	8.4%

(1)	Based upon 165,186,124 shares of Common Stock issued and outstanding as at March 31, 2011.

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

Changes in Control

Not Applicable.

Securities Authorized for Issuance under Equity Compensation Plans

On August 6, 2010, our Board of Directors and stockholders adopted the 2010 Plan.  The 2010 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to acquire up to 20,000,000 shares of our common stock.  As of December 31, 2010, we have not issued any shares and there are no outstanding grants under the 2008 Plan.

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

Executive Offices

As of July 1, 2008, WSR, the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location.   On April 1, 2009, the monthly rent, which includes overhead cost, was reduced from $5,000 to $2,500.

Director Independence

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2).  In doing so, the Board has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors.  After such review, the Board has determined that none of our directors qualifies as independent under the requirements of the Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2010	Fiscal year ended December 31, 2009
Audit fees (1)	$18,000	$20,000
Audit-related fees (2)	12,000	12,000
Tax fees (3)	3,000	3,000
All other fees (4)	-	-
Total fees	$33,000	$35,000

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No	SEC Report Reference Number	Description

10.1	10.20	Stock Option Agreement dated October 22, 2002 between the Registrant and Richard Goldring (1)

10.2	10.21	Stock Option Agreement dated October 22, 2002 between the Registrant and Elda Auerback (1)

10.3	10.28	Sublicense Agreement, dated June 13, 2003, between Entertainment Management Services, Inc. and Stone Park Entertainment (2)

10.4	10.29	Sublicense Agreement, dated February 27, 2004, between Entertainment Management Services, Inc. and Club 2000 Eastern Avenue, Inc. (2)

10.5	10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc. (3)

10.6	10.42	Sublicense Agreement, dated April 2, 2007, between Entertainment Management Services, Inc. and Silver Bourbon, Inc. (3)

10.7	10.1	Transfer Agreement by and among the Registrant, 333 East 60th Street Inc. (“333”) and Entertainment Management Services, Inc. (“EMS”) dated as of December 9, 2008 (4)

10.8	10.2	Cancellation Agreement by and among the Registrant and EMS dated as of January 27, 2009 (4)

10.9	10.3	Assignment and Assumption Agreement by and among the Registrant, 333 and EMS dated as of January 27, 2009 (4)

10.10	10.47	License Agreement, dated January 27, 2009, between the Registrant and I.M. Operating LLC (5)

10.11	10.1	License Agreement by and between the Registrant and Burhill LLC (6)

10.12	10.2	Scores Holding Company, Inc. 2010 Stock Incentive Plan (6)

10.13	10.3	Form of Option Agreement for the 2010 Plan (6)

10.14	10.4	Form of Director and Officer Indemnification Agreement (6)

21	21	Subsidiaries - As of December 31, 2010, we had one subsidiary: Scores Licensing Corp.

31.1	*	Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

(6)
Filed with the Securities and Exchange Commission on August 13, 2010 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 5, 2010, which exhibit is incorporated herein by reference.

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

Date: April 12, 2011	SCORES HOLDING COMPANY, INC.

	By:	/s/Robert M. Gans
Robert M. Gans
Chief Executive Officer

	By:	/s/Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	Director	April 12, 2011
Robert M. Gans

/s/ Howard Rosenbluth	Director	April 12, 2011
Howard Rosenbluth

/s/	Director	April 12, 2011
Martin Gans

PART IV – FINANCIAL INFORMATION

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Scores Holding Company, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scores Holding Company, Inc. as of December 31, 2010 and 2009 and the results of its operations, stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2010 and 2009, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Scores Holding Company, Inc. will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficit as of December 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
April 12, 2011

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$23,748	$31,694
Licensee receivable - including affiliates- net	87,731	26,732
Prepaid expenses	6,342	-

Total Curent Assets	117,821	58,426

INTANGIBLE ASSETS,NET	88,725	205,428

TOTAL ASSETS	$206,546	$263,854

LIABILITIES AND STOCKHOLDERS'EQUITY( DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$502,353	$22,091
Related party payable	304,361	208,583
Deferred revenue	18,000	-

Total Current Liabilities	824,714	230,674

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outsatanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,781,471)	(6,130,123)
Total stockholder's equity (Deficit)	(618,168)	33,180

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)	$206,546	$263,854

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

REVENUES
Royalty Revenue	$514,155	$387,425

EXPENSES

General and Administrative Expenses	1,165,503	547,223
Debt Forgiveness ( Related Party )	-	(6,000)
Debt Forgiveness ( Unrelated Party )	-	(25,436)
Bad Debt Expenses	-	30,000

NET (LOSS) FROM OPERATIONS	(651,348)	(158,362)

NET (LOSS) BEFORE INCOME TAXES	(651,348)	(158,362)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(651,348)	$(158,362)

NET (LOSS) PER SHARE-Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMOM SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2010 and 2009

					Total
	Common Stock		Additional Paid in	Accumulated	Stockholders (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2008	165,186,124	$165,186	$5,998,117	$(5,971,761)	$191,542

Net Loss				(158,362)	(158,362)

Balance as of December 31, 2009	165,186,124	165,186	5,998,117	(6,130,123)	33,180

Net loss				(651,348)	(651,348)

Balance as of December 31, 2010	165,186,124	$165,186	$5,998,117	$(6,781,471)	$(618,168)

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(651,348)	$(158,362)

Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Amortization	116,703	127,904
Bad debt expense	-	30,000
Debt Forgiveness	-	(31,436)
Changes in assets and liabilities:
Licensee receivable	(60,999)	(42,887)
Prepaid expenses	(6,342)	-
Deferred revenue	18,000	-
Accounts payable and accrued expenses	480,262	(51,299)
NET CASH (USED) IN OPERATING ACTIVITIES	(103,724)	(126,080)

CASH PROVIDED BY FINANCING ACTIVITIES:
Related party payables	95,778	178,583
Bank overdraft	-	(20,982)
NET CASH PROVIDED BY FINANCING ACTIVITIES	95,778	157,601

NET (DECREASE) INCREASE IN CASH	(7,946)	31,521
Cash and cash equivalents - beginning of year	31,694	173
Cash and cash equivalents - end of year	$23,748	$31,694

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$-	$-

Cash paid for income taxes	$809	$-

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2010

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

Note 2. Summary of Significant Accounting Principles

BASIS OF PRESENTATION - Going Concern

The Company has incurred cumulative losses totaling $(6,781,471) a working capital deficit of $(618,168) and a net operating loss of ($651,348) at December 31, 2010.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of the brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not increase its operations.

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
TWO YEARS ENDED DECEMBER 31, 2010

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents.  There are times when cash may exceed $250,000, the FDIC insured limit.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The Company believes there is no impairment loss to record for the years ended December 31, 2010 and 2009, hence such long-lived assets are fairly stated as of December 31, 2010 and 2009.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820-10, Fair Value Measurements which defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company's financial instruments include licensee receivable, accounts payable, accrued expenses and related party payable.  The fair values of all financial instruments were not materially different from their carrying values.

Licensee receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts had a balance of $14,000 and $14,000 for the December 31, 2010 and 2009 periods.  In reviewing any delinquent royalty or note receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.

Advertising Costs

The costs of advertising are expensed as incurred. The advertising expenses for the years ended December 31, 2010 and 2009 are $31,846 and $346 respectively.

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

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2010

There were no stock options or warrants issued during the years ended December 31, 2010 and 2009, hence we have recorded no compensation expense.  If the Company were to issue equity rights for compensation, then the Company would recognize compensation expense under Topic 718 over the requisite service period using the Black-Scholes model for equity rights granted.

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
The Company has a net operating loss carryforward of approximately $6,107,000, which expire in the years 2018 through 2030.  The related deferred tax asset of approximately $2,910,000 has been offset by a valuation allowance.  The Company’s net operating loss carryforwards may have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

	2010	2009

Deferred tax assets:
Net operating loss carryforward	$2,710,000	$2,664,000
Temporary – legal accrual	200,000	-

Less valuation allowance	(2,910,000)	(2,664,000)
Net deferred tax asset	$-	$-

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2010 and 2009, as a result of the following:

	2010	2009
Tax (benefit) at statutory rate	$(221,000)	$(54,000)

State and local taxes	(67,000)	(16,000)

Permanent differences	42,000	37,000

Change in valuation allowance	246,000	33,000
Tax due	$—	$—

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2010

Loss per Share

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were 85,000 options outstanding or potentially dilutive securities outstanding during the years ended December 31, 2010 and 2009, respectively. Since there was net losses during such years all common stock equivalents have been excluded as they would be anti-dilutive. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2010 and 2009, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Included in Accrued Liabilities is a $450,000 estimate to settle some pending litigation discussed hereinafter.

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from five licensees who are unrelated from management of the Company. During the December 31, 2010 period, revenues earned from royalties and merchandise sales from these unrelated licensees amounted to $358,758 and there was $46,836 due and outstanding as of December 31, 2010.  The Company’s New York affiliate commenced operations in May 2009 and revenue amounted to $155,416 during the 2010 period. The Company’s Baltimore club had revenues increased to 27% from $133,751 in the 2010 period to $105,358 in the 2009 period and Chicago revenues increased to 23% to $106,987 in the 2010 period from $87,320 in the 2009 period Chicago.  In addition, revenues from the Company’s New Orleans nightclub increased 62% to $60,000 in the 2010 period from $37,000 in the 2009.  The Company’s AYA, Scoreslive.com licensee website is still in the development stage since 2007, it has accounted for a minimal amount of our total royalty revenues to date. On September 30, 2010, we entered into a licensing agreement with Tampa Food & Entertainment, Inc.  Upon signing the contract, we received a non-refundable fee.  For the next twelve months we will receive a flat fee of per month with an advance payment to be made at the signing of the contract.  After the first twelve months, royalties payable to us under this license will be capped at the greater of a certain dollar amount per month or a percentage of net revenues. During the year ended 2010 $43,000 was recorded as revenue.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2010

New Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either be irrelevant or immaterial to the operations and reporting disclosures of the Company.

Note 3.  Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  IMO is also owned by Robert M. Gans who is the Company’s majority shareholder.  During the years 2010 and 2009, IMO paid $236,866 and $146,082 respectively in administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof remains a payable to this related party. The Company also leases office space directly from Westside Realty of New York (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Between January 1, and March 31, 2009, the monthly rent including overhead was $5,000. Since April 1, 2009, the monthly rent was reduced to $2,500 per month including overhead costs. The Company owed WSR approximately $52,500 in unpaid rents as of December 31, 2010.

The total amounts due to the various related parties as of December 31, 2010 and 2009 was $304,361 and $208,583, respectively.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of HEIR (also known as, Scores Licensing Company) as discussed above, the Company acquired the trademark to the name "SCORES". This trademark had a gross recorded value at December 31, 2008 of $878,318 which had been increased for  the purchase from HEIR for $250,000. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating.  The Company recorded $91,703 in 2010 and $102,904 of amortization expense, in 2009.   The Company estimates that amortization expense will be approximately $88,000 for the next year before being completely amortized.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2010

The Company believes that the carrying amount of the “Scores” trademark exceeds its fair or net present value as of December 31, 2010 and 2009.

Note 5. Accounts Payable and Accrued Expenses

Accounts Payable and accrued expenses as of December 31, 2010 is comprised of  $450,000 for estimated settlement costs attributed to one of the lawsuits discussed hereafter, professional fees $18,000 and miscellaneous accruals and payables of $34,353. Accounts Payable and accrued expenses as of December 31, 2009 is comprised of miscellaneous accruals and payables of $22,091.

Note 6. Stock Option

Stock option plan: The below options are unsubscribed and were granted to our former President, CEO, Director and Secretary in consideration with their employment with the Company.  These options were granted by the Board for the optionee to purchase shares of our common stock.  These stock options are not “incentive stock options” under Section 422 of the Internal Revenue Code of 1986.  The granted options fully vested upon issuance on October 22, 2002 and expire on March 31, 2013.

Stock option activity for the two years ended December 31, 2010 is summarized as follows:

Weighted
Average
	Shares	Exercise Price
Outstanding at December 31, 2008	85,000	$2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2009	85,000	2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2010	85,000	$2.80

Weighted-average exercise price of outstanding options $2.80.
All such options are vested and exercisable

The weighted average fair value of these options outstanding is $0.037 per option. The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the options/SSAR.  The intrinsic value of the options/SSAR as of December 31, 2010 and 2009 was $0 and $0 respectively.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2010

Note 7. Commitments and Contingencies

Rent expense for the year ended December 31, 2010 and 2009 was $30,000 and $32,500 respectively.

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans our majority shareholder, for $2,500 a month.

On March 22, 2010, Russell Whelchel, who performed work as a hair and makeup stylist at the Scores West nightclub located at 536 West 28th Street, New York, NY, filed a civil lawsuit against the Company in the S.D.N.Y.   The plaintiff subsequently amended the complaint on July 30, 2010.  The plaintiff is seeking to recover under federal and New York labor laws minimum wages, unlawful deductions, misappropriated gratuities and other wages for the period of his “employment” with Scores West between May 2009 and February 13, 2010.  Additionally, the plaintiff is seeking pre-judgment and post-judgment interest, liquidated damages and injunctive relief.  The Company disputes that it was an employer of the plaintiff; contends that the plaintiff was not an “employee” but rather an independent contractor of Scores West and denies all allegations seeking damages under federal and state wage and hour laws. The Company intends to vigorously defend against all claims in the plaintiff’s complaint.  The Company is currently engaged with the plaintiff in the exchange of discovery.

On March 16, 2010, Charles Braden, who claims he performed work as a hair and makeup stylist at the Scores New York nightclub located at 536 West 28th Street, New York, NY, filed a civil lawsuit against the Company in the S.D.N.Y.   The plaintiff is seeking to recover under federal and New York labor laws minimum wages, unlawful deductions, misappropriated gratuities and other wages for the period of his “employment” with “Scores New York” between approximately January 2005 and September 2010.  Additionally, the plaintiff is seeking pre-judgment and post-judgment interest, liquidated damages, reasonable attorneys’ fees and costs of the action and other relief as the S.D.N.Y. deems just and reasonable.  The Company disputes that it was an employer of the plaintiff, contends that the plaintiff was not an “employee” but rather an independent contractor of Scores West and denies all allegations seeking damages under federal and state wage and hour laws. The Company intends to vigorously defend against all claims in the plaintiff’s complaint.

In mid March 2010, the Company was named by Nichole Hughes in a complaint filed with the SCNY.  Ms Hughes is suing the Company for an unspecified amount of damages in connection with an alleged unauthorized use of her image in the Company’s advertising materials.  On June 20, 2010, the Company filed a pre-answer motion to dismiss the complaint, which was denied on December 17, 2010.  The Company then filed an answer and affirmative defenses and a third party complaint against IMO, owner and operator of the club where Ms. Hughes was employed.  The case is now in discovery. The Company will vigorously defend itself in this litigation and does not expect that the outcome will be material.

On January 14, 2010, the Company was named in a complaint filed with the SCNY in connection with an alleged assault on the plaintiff by an agent of the Company’s New York affiliated club. The Company filed a motion to dismiss this complaint and, on December 15, 2010, the plaintiff stipulated to discontinue the case against the Company.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2010

On June 23, 2009, the Company filed a complaint with the SCNY against Silver Bourbon, Inc., its licensee in New Orleans and operator of Scores New Orleans, for breach of contract.  At the time of the filing, Silber Bourbon, Inc. owed the Company $70,000 in unpaid royaltiesWe have settled this matter with Silver Bourban, Inc. and the court action has been discontinued..

On September 5, 2008, Ruth Fowler, a former cocktail waitress at Scores West, filed a civil lawsuit against the Company in the Federal District Court for the Southern District of New York (the “Court”).  The plaintiff is seeking to recover damages for alleged illegal deductions take from her salary and monies due her and for sexual harassment under the New York City and New York State Human Rights Laws.  On May 7, 2009, the Company filed a motion to dismiss the action against it but that motion was denied by the Court with possible leave to renew the motion at a future date after the completion of discovery proceedings.  In the meanwhile, counsel for plaintiff filed an amended complaint on February 26, 2010 to add as additional parties to the action Go West and EMS.  On March 1, 2010, the Company filed affirmative defenses and an amended response asserting cross-claims for judgment against both Go West and EMS. On September 13, 2010, the SDNY denied plaintiff’s application for further discovery and on October 18, 2010, the Company filed a motion to dismiss, which has yet to be decided on.  Although the outcome of this action is uncertain, the Company believes that any outcome will not have a material effect on it, since the plaintiff was only employed by Scores West for less than four months.

In early March 2008, the Company received notice that DIF&B, owner of the Las Vegas club, would be canceling its sublicense with EMS effective on or before May 6, 2008. The Company was notified that DIF&B would be making final royalty payments to EMS totaling $60,000 at the rate of $10,000 per week starting the first week of March 2008. The Las Vegas club ceased operating and, as of December 31, 2008, EMS had received only one such $10,000 payment from DIF&B. EMS commenced an action against DIF&B and filed a complaint and affidavit of service with the SCNY, on July 23, 2008. DIF&B was required to file an answer by August 23, 2008, but did not do so. As a result, EMS filed an application for a default judgment and the SCNY appointed a referee to determine damages. The referee determined that damages in the amount of $216,000, with interest, should be paid to EMS and a default judgment totaling $230,557 was entered by the Clerk of the SCNY.  The Company will attempt to collect on this judgment.  The Company will be entitled to all monies so collected, pursuant to the Assignment Agreement with EMS and 333.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2010

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against the Company and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both the Company and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. The Company disputes that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination and sexual harassment. The Company filed its verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and it is currently engaged in discovery. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed.  On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay was lifted. The Company subsequently filed an amended response asserting cross-claims for judgment against both Go West and EMS and a motion to compel discovery, which was approved. The Company is currently preparing for the plaintiff’s deposition and a compliance conference which are scheduled for the end of April.

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against the Company and other defendants alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York (the “Court”), Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleged that the Company and the other defendants were “an integrated enterprise” and that the Company jointly employed the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. On behalf of the Company and the other defendants the Company filed a motion to dismiss that portion of the Complaint that asserted State law class action allegations; the Company also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; the Company opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004.  On May 29, 2008, the Company filed an answer to plaintiff's’ second amended complaint.  On or about September 5, 2009, plaintiffs served their third amended complaint adding in two individual defendants who are alleged to be employers under the state and federal wage claims.  The Company disputes that it is a proper defendant in this action and it disputes that it violated the federal and state labor laws, and further disputes that the dancers are “employees” subject to the federal and state wage and hour laws. The Company has recorded a $450,000 estimate to settle this lawsuit, as the legal fees defending the Company’s position during the year has amounted to approximately $80,000.

On March 30, 2007, the Company, along with several of its affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of the Company’s stockholders and former officer and director.  The Company has answered a third amended complaint and completed discovery.  The Company has filed a note of issue with the court and is waiting for a court date on which the trial will begin. The Company will vigorously defend itself in this litigation and does not expect that the outcome will be material.

SCORES HOLDING COMPANY INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED DECEMBER 31, 2010

There are no other material legal proceedings pending to which the Company or any of its property is subject, nor to our knowledge are any such proceedings threatened.

Note 8. SUBSEQUENT EVENTS

We have evaluated for disclosure purposes, subsequent events.