Form 10-Q
period 2011-03-31
SCORES HOLDING CO INC
filed 2011-05-23
CIK 831489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 23, 2011 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.
MARCH 31, 2011 QUARTERLY REPORT ON FORM 10-Q

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	( Unaudited )

CURRENT ASSETS:
Cash	$34,439	$23,748
Licensee receivable - including affiliates- net	40,103	87,731
Prepaid expenses	5,559	6,342

Total Current Assets	80,101	117,821

INTANGIBLE ASSETS,NET	58,149	88,725

TOTAL ASSETS	$138,250	$206,546

LIABILITIES AND STOCKHOLDERS'EQUITY( DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$493,761	$502,353
Related party payable	286,861	304,361
Deferred revenue	7,691	18,000

Total Current Liabilities	788,313	824,714

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,813,366)	(6,781,471)

Total stockholder's equity (Deficit)	(650,063)	(618,168)

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY ( DEFICIT)	$138,250	$206,546

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES
Royalty Revenue	$131,589	$107,451

EXPENSES
General and Administrative Expenses	163,484	142,102

NET (LOSS) BEFORE INCOME TAXES	(31,895)	(34,651)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(31,895)	$(34,651)

NET (LOSS) PER SHARE-Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMOM SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,895)	$(34,651)

Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Amortization	30,576	33,376
Changes in assets and liabilities:
Licensee receivable	47,629	(36,582)
Prepaid expenses	783	-
Deferred revenue	(10,309)	-
Accounts payable and accrued expenses	(8,592)	1,904
NET CASH (USED) IN OPERATING ACTIVITIES	28,191	(35,953)

CASH PROVIDED BY FINANCING ACTIVITIES:
Related party payables	(17,500)	28,783
NET CASH PROVIDED BY FINANCING ACTIVITIES	(17,500)	28,783

NET (DECREASE) INCREASE IN CASH	10,691	(7,170)
Cash and cash equivalents - beginning of year	23,748	31,694
Cash and cash equivalents - end of year	$34,439	$24,524

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for income taxes	$984	$-

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

Our consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiaries.  Certain prior period amounts have been reclassified to conform to the current period presentation. Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2011.

Note 2. Summary of Significant Accounting Principles

 Going Concern

The Company has incurred cumulative losses totaling $(6,813,366), a working capital deficit of $(708,212) and a net operating loss of $(31,895) at March 31, 2011.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not increase its operations.

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

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from five licensees who are unrelated to management of the Company. During the three months ended March 31, 2011, revenues earned from royalties from these unrelated licensees amounted to $90,175 and there was $40,103 due and outstanding as of March 31, 2011.  The Company’s New York affiliate commenced operations in May 2009 and revenue amounted to $41,413 during the three month 2011 period; there was $-0- due and outstanding as of March 31, 2011.

During the three month 2011 and 2010 periods our Baltimore licensees accounted for 26% and 27% and our Chicago licensee accounted for 17% and 25% of our total revenues, respectively.   Our New Orleans licensee accounted for 11% and 14% of our total revenues for the three month periods ended 2011 and 2010, respectively.  The Company’s AYA, Scoreslive.com licensee website is still in the development stage since 2007; it has accounted for -0- amount of our total royalty revenues to date.

Income (Loss) Per Share

Net income (loss) per share data for both the 2011 period and the 2010 period are based on net income (loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.  Outstanding stock options are not part of this basis as they are anti-dilutive.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820-10, Fair Value Measurements, which defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company’s financial instruments include cash, licensee receivable, prepaid expenses, accounts payable, accrued expenses and related party payable.  Due to the short term maturity of these financial instruments, the fair values were not materially different from their carrying values.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

New Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either be irrelevant or immaterial to the operations and reporting disclosures of the Company.

Note 3.  Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  IMO is also owned by Robert M. Gans who is the Company’s majority shareholder.  IMO paid approximately $211,866 in administrative costs  related to accounting, business development, insurance and legal services for the Company as of March 31, 2011.  The Company also leases office space directly from Westside Realty of New York (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Between January 1, and March 31, 2009, the monthly rent including overhead was $5,000, since April 1, 2009, the monthly rent was reduced to $2,500 per month including overhead costs.  The Company owed WSR approximately $60,000 in unpaid rents as of March 31, 2011.  The combined total of such debts including approximately $14,995 owed to Mr. Robert M. Gans amounted to $286,861 and is recorded as related party payable.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of HEIR (also known as, Scores Licensing Company) as discussed above, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at March 31, 2011 of $58,149. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line methods over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating.  The Company recorded $30,576 and $33,376 of amortization expense, for the three month periods ended March 31, 2011 and 2010, respectively.

During the three months period ended March 31, 2011, the Company believed that the carrying amount of the “Scores” trademark was equal to its fair or net present value and, as a result, did not recognized any impairment loss.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

Note 5.  Licensees

In 2003, we licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to the Company are the greater of $2,500 per week or 4.99% of the gross revenues (less $25,000 per week) earned at that location. Chicago accounted for 17% and 25% of our total royalty revenues during the three month  periods of 2011 and 2010, respectively.  During the 2011 three month period, the Company collected $22,950 in royalties and is owed $16,409 in unpaid royalties.

In 2004, we licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to the Company are the greater of $1,000 per week or 4.99% of gross revenues. This club accounted for 26% and 27% of our total royalty revenues during the first three months of 2011 and 2010, respectively.  For the 2011 three month period, the Company collected $11,389 in royalties and is owed $11,389 in unpaid royalties.

In April 2007, we licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana. Royalties payable to the Company under this license are capped at the greater of $8,000 per month or 4.99% of gross revenues. This club commenced operations in April 2007 and accounted for 11% and 14% of our total royalty revenues during first three month periods of 2011 and 2010, respectively.  The Company is owed $9,000 in unpaid royalties offset by a $14,000 reserve.   For the 2011 three month period, the Company collected $35,000 in royalties and is owed $-0- net of the reserve.

On January 27, 2009, we entered into a licensing agreement with I.M. Operating LLC (“IMO”) for the use of the Scores brand name which our majority shareholder (Robert M. Gans) and Secretary and Board Director (Howard Rosenbluth) are members.  IMOs’ operations will be at the location of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”)., which is also owned by Westside Realty of New York, of which the majority owner is Robert M. Gans.  Royalties payable to the Company under this license agreement are 3% of gross revenues. IMO has a liquor license, renovated the club and commenced operations at the West 28th street location in May 2009.  For the first three months of the 2011, the Company collected $90,000 in royalties and is owed $-0- in unpaid royalties.

On September 30, 2010, the Company entered into a licensing agreement with Tampa Food & Entertainment, Inc.  Upon signing the contract, the Company received a non-refundable fee.  For the next twelve months the Company will receive a flat fee of $6,000 per month with an advance payment made at the signing of the contract.  After the first twelve months, royalties payable to the Company under this license will be capped at the greater of a certain dollar amount per month or a percentage of net revenues.

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

In mid-March 2010, the Company was named by Nicole Hughes in a complaint filed with the SCNY.  Ms Hughes is suing the Company for an unspecified amount of damages in connection with an alleged unauthorized use of her image in the Company’s advertising materials.  On June 20, 2010, the Company filed a pre-answer motion to dismiss the complaint, which was denied on December 17, 2010.  The Company then filed an answer and affirmative defenses and a third party complaint against IMO, owner and operator of the club where Ms. Hughes was employed.  The case is now in discovery. The Company will vigorously defend itself in this litigation and does not expect that the outcome will be material.

On January 14, 2010, the Company was named in a complaint filed with the SCNY in connection with an alleged assault on the plaintiff by an agent of the Company’s New York affiliated club. The Company filed a motion to dismiss this complaint and, on December 15, 2010, the plaintiff stipulated to discontinue the case against the Company.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

On June 23, 2009, the Company filed a complaint with the SCNY against Silver Bourbon, Inc., its licensee in New Orleans and operator of Scores New Orleans, for breach of contract.  At the time of the filing, Silber Bourbon, Inc. owed the Company $70,000 in unpaid royalties.  We have settled this matter with Silver Bourban, Inc. and the court action has been discontinued.

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

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against the Company and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both the Company and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. The Company disputes that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination and sexual harassment. The Company filed its verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and it is currently engaged in discovery. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed.  On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay was lifted. The Company subsequently filed an amended response asserting cross-claims for judgment against both Go West and EMS and recently filed a motion to compel discovery which was approved.  The Company is currently preparing for the plaintiff’s deposition and a compliance conference which are scheduled for the end of April.

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

Note 7. SUBSEQUENT EVENTS

We have evaluated the subsequent events for disclosure purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Scores Holding Company, Inc. (‘Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are five such clubs currently operating under the Scores name, in New York, Baltimore, Chicago, and New Orleans.

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

Results of Operations

Three Months Ended March 31, 2011 (“the 2011 three month period”) Compared to Three Months Ended March 31, 2010 (“the 2010 three month period”).

Revenues:

Revenues increased to $131,589 for the 2011 three month period from $107,451 for the 2010 three month period.  The increase was due principally to the receipt of  from a new licensee in the amount of $18,000.  This royalty agreement commenced September 30, 2010.

Revenues from the New York Club amounted to $41,414 and $36,594 for the 2011 and 2010 three month periods, respectively.  Revenues from our Chicago nightclub decreased sixteen percent (17%) to $22,312 for the 2011 three month period from $27,745 from the 2010 three month period, while revenues from our Baltimore club increased twenty percent (22%) to $34,863 for the 2011 three month period from $28,612 for the 2010 three month period and revenues from our New Orleans club at $15,000 for both the 2011 three month period and the 2010 three month period.

General and Administrative Expenses:

General and administrative expenses increased during the 2011 three month period to $163,484 from $142,102 during the 2010 three month period.  Costs related to administrative expenses increased approximately by $21,382 from 2011 to 2010

Provision for Income Taxes

 The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net loss:

Our net (loss) was $(31,895) or $(0.00) per share for the 2011 three month period compared to a net (loss) of $(34,651) or $0.00 per share for the 2010 three month period.  The decrease in operating loss for the 2011 three month period was a result of a increase in royalty revenue during the three month period.

Net loss per share data for both the 2011 three month period and the 2010 three month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At March 31, 2011, we had $34,439 in cash and cash equivalents compared to $23,748 in cash and cash equivalents at December 31, 2010.

Operating Activities:

Net cash provided by (used in) operating activities for the three months ended March 31, 2011 and March 31, 2010 was $28,191 and $(35,953) respectively. The increases in cash are related to decreases in licensee receivable, between the 2011 and 2010 periods.

Financing Activities:

During the 2011 and 2010 three month periods, our New York affiliate paid approximately $53,028 and $28,783, respectively, in cash for web development, insurance premiums and consulting services for the Company.  As of March 31, 2011, we owed $60,000 in rent to our Westside Realty affiliate and $211,866 to our New York affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of March 31, 2011 we had an accumulated deficit of $(6,813,366), with total current assets of $80,101and total current liabilities of $788,313 or negative working capital of $(708,212). As of December 31, 2010, we had total current assets of $117,821 and total current liabilities of $824,714 or negative working capital of $(706,893).  Our accounts receivable and payables decreased during the 2011 three month period; the effect had no significant impact on our negative working capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with their review of our financial statements as of March 31, 2011.

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

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed.  On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay was lifted.  We subsequently filed an amended response asserting cross-claims for judgment against both Go West and EMS and a motion to compel discovery.  We are currently preparing for the plaintiff’s deposition and a compliance conference which are scheduled for the end of April.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

SCORES HOLDING COMPANY, INC.

Dated: May 23, 2011	By:	/s/Robert M. Gans
Robert M. Gans
Chief Executive Officer

By:	/s/Howard Rosenbluth
Howard Rosenbluth
Principal Financial Officer