Form 10-Q
period 2011-06-30
SCORES HOLDING CO INC
filed 2011-08-15
CIK 831489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.
JUNE 30, 2011 QUARTERLY REPORT ON FORM 10-Q

Certificates

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June30,	December 31,
	2011	2010
	( Unaudited )

ASSETS

CURRENT ASSETS:
Cash	$24,736	$23,748
Licensee receivable - including affiliates- net	21,750	87,731
Prepaid expenses	20,245	6,342

Total Current Assets	66,731	117,821

INTANGIBLE ASSETS,NET	27,573	88,725

TOTAL ASSETS	$94,304	$206,546

LIABILITIES AND STOCKHOLDERS'EQUITY( DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$500,627	$502,353
Related party payable	256,866	304,361
Deferred revenue	19,313	18,000

Total Current Liabilities	776,806	824,714

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,845,805)	(6,781,471)

Total stockholder's equity (Deficit)	(682,502)	(618,168)

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY ( DEFICIT)	$94,304	$206,546

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Royalty Revenue	$133,200	$130,901	$264,789	$238,352

EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	165,639	144,463	329,123	286,565

NET (LOSS) BEFORE INCOME TAXES	(32,439)	(13,562)	(64,334)	(48,213)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	$(32,439)	$(13,562)	$(64,334)	$(48,213)

NET (LOSS) PER SHARE-Basic and Diluted	$-	$-	$-	$-

WEIGHTED AVERAGE OF COMMOM SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124	165,186,124	165,186,124

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,334)	$(48,213)

Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Amortization	61,152	63,952
Changes in assets and liabilities:
Licensee receivable	65,981	(66,444)
Prepaid expenses	(13,903)	(24,397)
Deferred revenue	1,313	-
Accounts payable and accrued expenses	(1,726)	29,263
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	48,483	(45,839)

CASH PROVIDED BY FINANCING ACTIVITIES:
Related party payable	(47,495)	28,783
NET CASH(USED) PROVIDED BY FINANCING ACTIVITIES	(47,495)	28,783

NET INCREASE (DECREASE) IN CASH	988	(17,056)
Cash and cash equivalents - beginning of year	23,748	31,694
Cash and cash equivalents - end of period	$24,736	$14,638

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$222	$-
Cash paid for income taxes	$1,284	$-

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2011.

Note 2. Summary of Significant Accounting Principles

Going Concern

The Company has incurred cumulative losses totaling $(6,845,805), a working capital deficit of $(710,075) and a net operating loss of $(64,334) at June 30, 2011.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not increase its operations.

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

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from four licensees who are unrelated to management of the Company. During the six months ended June 30, 2011, revenues earned from royalties from these unrelated licensees amounted to $181,091 and there was $21,750 due and outstanding as of June 30, 2011.  The Company’s New York affiliate commenced operations in May 2009 and revenue amounted to $83,697 during the six month 2011 period; there was $-0- due and outstanding as of June 30, 2011.

During the six month 2011 and 2010 periods our Baltimore licensees accounted for 28% and 27% and our Chicago licensee accounted for 20% and 23% of our total revenues, respectively.   Our New Orleans licensee accounted for 11% and 13% of our total revenues for the six month periods ended 2011 and 2010, respectively.  The Company’s AYA, Scoreslive.com licensee website is still in the development stage since 2007; it has accounted for -0- amount of our total royalty revenues to date.

Income (Loss) Per Share

Net income (loss) per share data for both the 2011 period and the 2010 period are based on net income (loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.  Outstanding stock options are not part of this basis as they are anti-dilutive.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820-10, Fair Value Measurements , which defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company’s financial instruments include cash, licensee receivable, prepaid expenses, accounts payable, accrued expenses and related party payable.  Due to the short term maturity of these financial instruments, the fair values were not materially different from their carrying values.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

New Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either be irrelevant or immaterial to the operations and reporting disclosures of the Company.

Note 3.  Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  IMO is also owned by Robert M. Gans who is the Company’s majority shareholder.  IMO paid approximately $211,866 in administrative costs related to accounting, business development, insurance and legal services for the Company as of June 30, 2011.  The Company also leases office space directly from Westside Realty of New York (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Between January 1, and March 31, 2009, the monthly rent including overhead was $5,000, since April 1, 2009, the monthly rent was reduced to $2,500 per month including overhead costs.  The Company owed WSR approximately $45,000 in unpaid rents as of June 30, 2011.  The combined total of such debts owed to Mr. Robert M. Gans amounted to $256,866 and is recorded as related party payable.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of HEIR (also known as, Scores Licensing Company) as discussed above, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at June 30, 2011 of $27,573. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark is being amortized by straight line methods over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating.  The Company recorded $61,152 and $63,952 of amortization expense, for the six month periods ended June 30, 2011 and 2010, respectively.

During the six months period ended June 30, 2011, the Company believed that the carrying amount of the “Scores” trademark was equal to its fair or net present value and, as a result, did not recognized any impairment loss.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

Note 5.  Licensees

In 2003, we licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to the Company are the greater of $2,500 per week or 4.99% of the gross revenues (less $25,000 per week) earned at that location. Chicago accounted for 20% and 23% of our total royalty revenues during the six month periods of 2011 and 2010, respectively.  During the 2011 six month period, the Company collected $59,155 in royalties and is owed $11,504 in unpaid royalties.

In 2004, we licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to the Company are the greater of $1,000 per week or 4.99% of gross revenues. This club accounted for 28% and 27% of our total royalty revenues during the first six months of 2011 and 2010, respectively.  For the 2011 six month period, the Company collected $73,022 in royalties and is owed $11,845 in unpaid royalties.

In April 2007, we licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana. Royalties payable to the Company under this license are capped at the greater of $8,000 per month or 4.99% of gross revenues. This club commenced operations in April 2007 and accounted for 11% and 13% of our total royalty revenues during first six month periods of 2011 and 2010, respectively.  The Company is owed $9,000 in unpaid royalties offset by a $14,000 reserve.   For the 2011 six month period, the Company collected $50,000 in royalties and is owed $-0- net of the reserve.

On January 27, 2009, we entered into a licensing agreement with I.M. Operating LLC (“IMO”) for the use of the Scores brand name which our majority shareholder (Robert M. Gans) and Secretary and Board Director (Howard Rosenbluth) are members.  IMOs’ operations will be at the location of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27 th Street Building”)., which is also owned by Westside Realty of New York, of which the majority owner is Robert M. Gans.  Royalties payable to the Company under this license agreement are 3% of gross revenues. IMO has a liquor license, renovated the club and commenced operations at the West 28 th street location in May 2009.  For the first six months of the 2011 period , the Company collected $143,906 in royalties and is owed $-0- in unpaid royalties.The Company recorded $19,313 of deferred revenue related to I.M. Operating LLC royalties collected at June 30, 2011.

On September 30, 2010, the Company entered into a licensing agreement with Tampa Food & Entertainment, Inc.  Upon signing the contract, the Company received a non-refundable fee.  For the next twelve months the Company will receive a flat fee of $6,000 per month with an advance payment made at the signing of the contract.  After the first twelve months, royalties payable to the Company under this license will be capped at the greater of a certain dollar amount per month or a percentage of net revenues.For the first six months of the 2011period the Company collected $24,000 in royalties and is owed -0- in unpaid royalties.

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

In mid-March 2010, the Company was named by Nichole Hughes in a complaint filed with the SCNY.  Ms Hughes is suing the Company for an unspecified amount of damages in connection with an alleged unauthorized use of her image in the Company’s advertising materials.  On June 20, 2010, the Company filed a pre-answer motion to dismiss the complaint, which was denied on December 17, 2010.  The Company then filed an answer and affirmative defenses and a third party complaint against IMO, owner and operator of the club where Ms. Hughes was employed.  The case is now in discovery. The Company will vigorously defend itself in this litigation and does not expect that the outcome will be material.

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

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALSTATEMENTS
(Unaudited)

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

Note 7. SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this filing and determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

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

Results of Operations

Three Months Ended June 30, 2011 (“the 2011 three month period”) Compared to Three Months Ended June 30, 2010 (“the 2010 three month period”).

Revenues:

Revenues increased to $133,200 for the 2011 three month period from $130,901 for the 2010 three month period.

Revenues from the New York Club amounted to $42,284 and $39,077 for the 2011 and 2010 three month periods, respectively.  Revenues from our Chicago nightclub increased seventeen percent (17%) to $31,300 for the 2011 three month period from $26,576 from the 2010 three month period, while revenues from our Baltimore club increased nine percent (9%) to $38,616 for the 2011 three month period from $35,246 for the 2010 three month period and revenues from our New Orleans club at $15,000 for both the 2011 three month period and the 2010 three month period.

General and Administrative Expenses:

General and administrative expenses increased during the 2011 three month period to $165,639 from $144,463 during the 2010 three month period.  Costs related to administrative expenses increased approximately by $21,176 from 2011 to 2010.  Legal expenses attributable to ongoing litigation amounted to $60,702 and $15,540 during the three month period.

Provision for Income Taxes

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net loss:

Our net (loss) was $(32,439) or $(0.00) per share for the 2011 three month period compared to a net (loss) of $(13,562) or $0.00 per share for the 2010 three month period.  The increase in operating loss for the 2011 three month period was a result of an increase in legal expense during the three month period.

Net loss per share data for both the 2011 three month period and the 2010 three month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Six Months Ended June 30, 2011 (“the 2011 six month period”) Compared to Six Months Ended June 30, 2010 (“the 2010 six month period”).

Revenues:

Revenues increased to $264,789 for the 2011 six month period from $238,352 for the 2010 six month period.

Revenues from the New York Club amounted to $83,697 and $75,671 for the 2011 and 2010 six month periods, respectively.  Revenues from our Chicago nightclub decreased one third percent (.4%) to $53,612 for the 2011 six month period from $53,823 from the 2010 six month period, while revenues from our Baltimore club increased fifteen percent (15%) to $73,479 for the 2011 six month period from $63,858 for the 2010 six month period and revenues from our New Orleans club at $30,000 for both the 2011 six month period and the 2010 six month period.

General and Administrative Expenses:

General and administrative expenses increased during the 2011 six month period to $329,123 from $286,565 during the 2010 six month period.  Costs related to administrative expenses increased approximately by $42,558 from 2011 to 2010.  This increase in cost was largely attributable to an increase in legal expenditures.  Legal expenses attributable to ongoing litigation amounted to $107,611 and $24,134 during the six month period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net loss:

Our net (loss) was $(64,334) or $(0.00) per share for the 2011 six month period compared to a net (loss) of $(48,213) or $0.00 per share for the 2010 six month period.  The increase in operating loss for the 2011 six month period was a result of an increase in legal expense during the six month period.

Net loss per share data for both the 2011 six month period and the 2010 six month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At June 30, 2011, we had $24,736 in cash and cash equivalents compared to $23,748 in cash and cash equivalents at December 31, 2010.

Operating Activities:

Net cash provided by (used in) operating activities for the six months ended June 30, 2011 and June 30, 2010 was $48,483 and $(45,839) respectively. The increases in cash are related to decreases in licensee receivable, between the 2011 and 2010 periods.

Financing Activities:

During the 2011 and 2010 six month periods, our New York affiliate paid approximately $-0- and $28,783, respectively, in cash for web development, insurance premiums and consulting services for the Company.  As of June 30, 2011, we owed $45,000 in rent to our Westside Realty affiliate and $211,866 to our New York affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of June 30, 2011 we had an accumulated deficit of $(6,845,805), with total current assets of $66,731and total current liabilities of $776,806 or negative working capital of $(710,075). As of December 31, 2010, we had total current assets of $117,821 and total current liabilities of $824,714 or negative working capital of $(706,893).  Our accounts receivable and payables decreased during the 2011 six month period; the effect had no significant impact on our negative working capital.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with their review of our financial statements as of June 30, 2011.

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

In mid-March 2010, we were named by Nichole Hughes in a complaint filed with the SCNY.  Ms. Hughes is suing us for an unspecified amount of damages in connection with an alleged unauthorized use of her image in our advertising materials.  On June 20, 2010, we filed a pre-answer motion to dismiss the complaint, which was denied on December 17, 2010.  We then filed an answer and affirmative defenses and a third party complaint against IMO, owner and operator of the club where Ms. Hughes was employed.  The case is now in discovery.  We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

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

SCORES HOLDING COMPANY, INC.

Dated: August 15, 2011	By:	/s/Robert M. Gans
Robert M. Gans
Chief Executive Officer

	By:	/s/Howard Rosenbluth
Howard Rosenbluth
Principal Financial Officer