Form 10-Q
period 2011-09-30
SCORES HOLDING CO INC
filed 2012-07-17
CIK 831489

-UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of July 16, 2012 there were 165,186,124 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.

SEPTEMBER 30, 2011 QUARTERLY REPORT ON FORM 10-Q

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

3

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and
December 31, 2010 (Audited)	5

Consolidated Statements of Operations for the three and nine months
Ended September 30, 2011 and 2010 (Unaudited)	6

Consolidated Statements of Cash Flows for the nine months
Ended September 30, 2011 and 2010 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	( Unaudited )

ASSETS

CURRENT ASSETS:
Cash	$36,426	$23,748
Licensee receivable - including affiliates- net	73,219	87,731
Prepaid expenses	13,769	6,342

Total Current Assets	123,414	117,821

INTANGIBLE ASSETS,NET	-	88,725

TOTAL ASSETS	$123,414	$206,546

LIABILITIES AND STOCKHOLDERS'( DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$490,310	$502,353
Related party payable	276,866	304,361
Deferred revenue	42,073	18,000

Total Current Liabilities	809,249	824,714

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	5,998,117	5,998,117
Accumulated deficit	(6,849,138)	(6,781,471)

Total Stockholder's (Deficit)	(685,835)	(618,168)

TOTAL LIABILITIES AND STOCKHOLDERS' ( DEFICIT)	$123,414	$206,546

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES
Royalty Revenue	$204,748	$141,127	$469,537	$379,479

EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	208,083	187,171	537,207	473,736

NET (LOSS) BEFORE INCOME TAXES	(3,335)	(46,044)	(67,670)	(94,257)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	$(3,335)	$(46,044)	$(67,670)	$(94,257)

NET (LOSS) PER SHARE-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMOM SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124	165,186,124	165,186,124

See notes to consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,670)	$(94,257)

Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Amortization	88,725	94,528
Changes in assets and liabilities:
Licensee receivable	14,512	(51,730)
Prepaid expenses	(7,424)	(15,370)
Deferred revenue	24,073	36,000
Accounts payable and accrued expenses	(12,043)	52,499
NET CASH PROVIDED BY OPERATING ACTIVITIES	40,173	21,670

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party payable	(27,495)	53,778
NET CASH(USED IN) PROVIDED BY FINANCING ACTIVITIES	(27,495)	53,778

NET INCREASE IN CASH	12,678	75,448
Cash and cash equivalents - beginning of year	23,748	31,694
Cash and cash equivalents - end of period	$36,426	$107,142

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$492	$-
Cash paid for income taxes	$1,284	$-

See notes to the consolidated financial statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization

Basis for presentation

Scores Holding Company, Inc. and subsidiary (the “Company”) is a Utah corporation, formed in September 1981 and is located in New York, NY. Formerly known as the Internet Advisory Corporation, the Company is a licensing company that exploits the “SCORES” name and trademark for franchising and other licensing options.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements of the Company include the accounts of Scores Licensing Corp. (“SLC”).

Our consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiary.  Certain prior period amounts have been reclassified to conform to the current period presentation. Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2011.

Note 2. Summary of Significant Accounting Principles

Going Concern

The Company has incurred cumulative losses totaling $(6,849,138), a working capital deficit of $(685,835) and a net operating loss of $(67,670) for the nine months ended September 30, 2011.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not increase its operations.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from four licensees who are unrelated to management of the Company. During the nine months ended September 30, 2011, revenues earned from royalties from these unrelated licensees amounted to $338,600 and there was $73,219 due and outstanding as of September 30, 2011.  The Company’s related New York affiliate commenced operations in May 2009 and revenue amounted to $130,937 during the nine month 2011 period; there was $-0- due and outstanding as of September 30, 2011.

During the nine month 2011 and 2010 periods our Baltimore licensees accounted for 23% and 26% and our Chicago licensee accounted for 18% and 21% of our total revenues, respectively.   Our New Orleans licensee accounted for 19% and 12% and our Tampa licensee accounted for 12% and 7% of our total revenues for the nine month periods ended 2011 and 2010 respectively.  Our related New York licensee accounted for 28% and 30% of our total revenues for the nine month periods ended 2011 and 2010 respectively. The Company’s Swan Media Group, Inc., Scoreslive.com licensee website went live during 2011 and is presently operating in beta mode; it has accounted for -0- amount of our total royalty revenues to date.

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

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner of IMO and is also the Company’s majority shareholder.  IMO paid approximately $236,866 in administrative costs related to accounting, business development, insurance and legal services for the Company as of September 30, 2011.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Between January 1, and March 31, 2009, the monthly rent including overhead was $5,000, since April 1, 2009, the monthly rent was reduced to $2,500 per month.  The Company owed WSR $40,000 in unpaid rents as of September 30, 2011.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of SLC, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at September 30, 2011 of $ -0-. This trademark has been registered in the United States, Canada, Japan and the European Community. The trademark is being amortized by straight line methods over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating.  The Company recorded $88,725 and $94,528 of amortization expense, for the nine month periods ended September 30, 2011 and 2010, respectively.

Note 5. Licensees

In 2003, the Company licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for a club in Chicago, Illinois. Royalties payable to the Company are the greater of $2,500 per week or 4.99% of the gross revenues (less $25,000 per week) earned at that location. Chicago accounted for 18% and 21% of our total royalty revenues during the nine month periods of 2011 and 2010, respectively.  During the 2011 nine month period, the Company collected $91,764 in royalties and is owed $10,462 in unpaid royalties.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In 2004, the Company licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to the Company are the greater of $1,000 per week or 4.99% of gross revenues. This club accounted for 23% and 26% of our total royalty revenues during the first nine months of 2011 and 2010, respectively.  For the 2011 nine month period, the Company collected $108,453 in royalties and is owed $12,357 in unpaid royalties.

In April 2007, we licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana. Royalties payable to the Company under this license are capped at the greater of $8,000 per month or 4.99% of gross revenues. This club commenced operations in April 2007 and accounted for 19% and 12% of our total royalty revenues during first nine month periods of 2011 and 2010, respectively. During the 2011 nine month period the Company collected $70,000 in royalties and is owed $49,000 in unpaid royalties.

On January 27, 2009, we entered into a licensing agreement with I.M. Operating LLC (“IMO”) for the use of the Scores brand name which our majority shareholder (Robert M. Gans) and Secretary and Board Director (Howard Rosenbluth) are members.  IMOs’ operations commenced in May 2009 and are located at the site of the former Scores West nightclub, 536 West 28th Street, New York, NY. The building occupied by IMO is owned by Westside Realty of New York, Inc., of which the majority owner is Robert M. Gans.  Royalties payable to the Company under this license agreement are equal to 3% of gross revenues after deducting $200,000. For the first nine months of the 2011 period, the Company collected $171,833 in royalties and is owed $-0- in unpaid royalties. The Company recorded $42,073 of deferred revenue related to I.M. Operating LLC royalties collected at September 30, 2011.

On September 30, 2010, the Company entered into a licensing agreement with Tampa Food & Entertainment, Inc.  Upon signing the contract, the Company received a non-refundable fee.  For the next twelve months the Company will receive a flat fee of $6,000 per month with an advance payment made at the signing of the contract.  After the first twelve months, royalties payable to the Company under this license will be capped at the greater of a certain dollar amount per month or a percentage of net revenues. For the first nine months of the 2011 period the Company collected $42,000 in royalties and is owed $12,000 in unpaid royalties.

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

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 26, 2011, the Company, Goldring and Osher (collectively the “Defendants”) and the Plaintiffs entered into a Court approved Joint Stipulation of Settlement and Release (the “Settlement Agreement”), pursuant to which Defendants agreed to make a settlement payment of $450,000 to resolve and settle awards to Plaintiffs and related Plaintiffs’ attorneys’ fees. Additionally, Defendants agreed to pay the employer portion of payroll taxes on approximately $300,000 in distributions, and to pay the costs of administering the distribution of settlement payments (estimated at between $4,000 and $8,000).

In a separate settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,964.97 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000.00 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. The $64,500 paid to Goldring’s and Osher’s attorney was advanced by Robert Gans, the Company’s Chief Executive Officer and majority stockholder. The Company intends to repay that amount to Mr. Gans.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Scores Holding Company, Inc. (‘Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. There are five such clubs currently operating under the Scores name, in New York, Baltimore, Chicago, Tampa and New Orleans.

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

Results of Operations

Three Months Ended September 30, 2011 (“the 2011 three month period”) Compared to Three Months Ended September 30, 2010 (“the 2010 three month period”).

Revenues:

Revenues increased to $204,748 for the 2011 three month period from $141,127 for the 2010 three month period.

Revenues from the New York Club amounted to $47,240 and $38,849 for the 2011 and 2010 three month periods, respectively.  Revenues from our Chicago nightclub increased twenty-one percent (21%) to $31,567 for the 2011 three month period from $26,182 for the 2010 three month period, while revenues from our Baltimore club decreased one percent (1%) to $35,942 for the 2011 three month period from $36,096 for the 2010 three month period. Revenues from our New Orleans club increased three-hundred percent (300%) to $60,000 for the 2011 three month period from $15,000 for the 2010 three month period. Revenues from our Tampa club increased twenty (20%) percent to $30,000 for the 2011 three month period from $25,000 for the 2010 three month period.

General and Administrative Expenses:

General and administrative expenses increased during the 2011 three month period to $208,083 from $187,171 during the 2010 three month period.  Costs related to administrative expenses increased approximately by $20,912 from 2011 to 2010. Legal expenses attributable to ongoing litigation amounted to $65,611 during the 2011 three month period and $41,541 during the 2010 three month period.

Provision for Income Taxes

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net loss:

Our net (loss) was $(3,335) or $(0.00) per share for the 2011 three month period compared to a net (loss) of $(46,044) or $(0.00) per share for the 2010 three month period.  The decrease in operating loss for the 2011 three month period was a result of an increase in Royalty Revenue during the three month period.

Net loss per share data for both the 2011 three month period and the 2010 three month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2011 (“the 2011 nine month period”) Compared to Nine Months Ended September 30, 2010 (“the 2010 nine month period”).

Revenues:

Revenues increased to $469,537 for the 2011 nine month period from $379,479 for the 2010 nine month period.

Revenues from the New York Club amounted to $130,937 and $114,520 for the 2011 and 2010 nine month periods, respectively.  Revenues from our Chicago nightclub increased six percent (6%) to $85,179 for the 2011 nine month period from $80,005 for the 2010 nine month period. Revenues from our Baltimore club increased nine percent (9%) to $109,421 for the 2011 nine month period from $99,954 for the 2010 nine month period. Revenues from our New Orleans club increased one hundred percent (100%) to $90,000 for the 2011 nine month period from $45,000 for the 2010 nine month period. Revenues from our Tampa club increased one hundred sixteen percent (116%) to $54,000 for the 2011 nine month period from $25,000 for the 2010 nine month period.

General and Administrative Expenses:

General and administrative expenses increased during the 2011 nine month period to $537,207 from $473,736 during the 2010 nine month period.  Costs related to administrative expenses increased approximately by $63,471 from 2011 to 2010. This increase in cost was largely attributable to an increase in legal expenditures. Legal expenses attributable to ongoing litigation amounted to $173,223 and $69,922 during the nine month period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net loss:

Our net (loss) was $(67,670) or $(0.00) per share for the 2011 nine month period compared to a net (loss) of $(94,257) or $0.00 per share for the 2010 nine month period.  The increase in operating loss for the 2011 nine month period was a result of an increase in legal expense during the nine month period.

Net loss per share data for both the 2011 nine month period and the 2010 nine month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At September 30, 2011, we had $36,426 in cash and cash equivalents compared to $23,748 in cash and cash equivalents at December 31, 2010.

Operating Activities:

Net cash provided by operating activities for the nine months ended September 30, 2011 and September 30, 2010 was $40,173 and $21,670 respectively. The increases in cash are related to decreases in licensee receivable and increases in the deferred revenue, between the 2011 and 2010 periods.

Financing Activities:

During the 2011 and 2010 nine month periods, our New York affiliate paid approximately $27,495 and $53,778, respectively, in cash for web development, insurance premiums and consulting services for the Company.  As of September 30, 2011, we owed $40,000 in rent to our Westside Realty affiliate and $236,886 to our New York affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2011 we had an accumulated deficit of $(6,849,138), with total current assets of $123,414 and total current liabilities of $809,249 or negative working capital of $(685,835). As of December 31, 2010, we had total current assets of $117,821 and total current liabilities of $824,714 or negative working capital of $(706,893).  Our accounts receivable and payables decreased during the 2011 nine month period; the effect had no significant impact on our negative working capital.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes primarily due to limited financial accounting staff resources. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with their review of our financial statements as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 9, 2007, former Go West bartender Siri Diaz filed a purported class action and collective action on behalf of all tipped employees against us and other defendants, including Richard Goldring (“Goldring”) and Elliot Osher (“Osher”), alleging violations of federal and state wage/hour laws (Siri Diaz et al. v. Scores Holding Company, Inc.; Go West Entertainment, Inc. a/k/a Scores West Side; and Scores Entertainment, Inc., a/k/a Scores East Side, Case No. 07 Civ. 8718 (Southern District of New York (the “Court”), Judge Richard M. Berman)). On November 6, 2007, plaintiffs served an amended purported class action and collective action complaint, naming dancers and servers as additional plaintiffs and alleging the same violations of federal and state wage/hour laws. On or about February 21, 2008, plaintiffs served a second amended complaint adding two additional party defendants, but limiting the action to persons employed in the New York Scores’ clubs. The amended complaint alleged that we and the other defendants are “an integrated enterprise” and that we jointly employ the plaintiffs, subjecting all of the defendants to liability for the alleged wage/hour violations. On behalf of ourselves and the other defendants we filed a motion to dismiss that portion of the Complaint that asserted State law class action allegations; we also moved to dismiss the claims of two of the named plaintiffs for failure to appear for depositions. At the same time plaintiffs moved for conditional certification under the federal law for a class of the servers, bartenders and dancers; we opposed that motion. On May 9, 2008, the Court issued its decision, denying the motion to dismiss and granting conditional certification for a class of servers, cocktail waitresses, bartenders and dancers who have worked at Scores East since October 2004. On May 29, 2008, we filed an answer to plaintiff's’ second amended complaint. On or about September 5, 2009, plaintiffs served their third amended complaint adding in two individual defendants who are alleged to be employers under the state and federal wage claims.  We dispute that we are a proper defendant in this action and we dispute that we violated the federal and state labor laws, and further dispute that the dancers are “employees” subject to the federal and state wage and hour laws. Two of the defendants have been dismissed without prejudice.

On September 26, 2011, we, Goldring and Osher (collectively the “Defendants”) and the Plaintiffs entered into a Court approved Joint Stipulation of Settlement and Release (the “Settlement Agreement”), pursuant to which Defendants agreed to make a settlement payment of $450,000 to resolve and settle awards to Plaintiffs and related Plaintiffs’ attorneys’ fees. Additionally, Defendants agreed to pay the employer portion of payroll taxes on approximately $300,000 in distributions, and to pay the costs of administering the distribution of settlement payments (estimated at between $4,000 and $8,000).

In a separate settlement payment agreement with Goldring and Osher, we agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for our payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay us $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,964.97 per month. To secure his obligations under this agreement, Goldring agreed to assign to us a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000.00 made by a third party to Goldring (“Note”) and to grant us a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. The $64,500 paid to Goldring’s and Osher’s attorney was advanced by Robert Gans, our Chief Executive Officer and majority stockholder. We intend to repay that amount to Mr. Gans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine safety disclosure

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

(a) Exhibits.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2**	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Document

 ____________________

* Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

***	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Dated: July 3, 2012	By:	/s/Robert M. Gans
Robert M. Gans
Chief Executive Officer

	By:	/s/Howard Rosenbluth
Howard Rosenbluth
Principal Financial Officer

