Form 10-K
period 2011-12-31
SCORES HOLDING CO INC
filed 2012-10-23
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:	000─16665

SCORES HOLDING COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

Utah	87-0426358
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

533-535 West 27th Street
New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 864-4900

Securities registered under Section 12(b) of the Exchange Act:		None
Name of each Exchange on Which Registered:	None
Securities registered under Section 12(g) of the Exchange Act:		Common Stock, $0.001 par value

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

As of October 4, 2012, there were 165,186,124 shares of the registrant's common stock, par value $0.001, issued and outstanding.

On June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, 76,285,894 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $2,136,005, based on the last sale price of $0.028 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

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

PART I

ITEM 1. BUSINESS

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Internet Energy, Inc. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to gentlemen’s nightclubs with adult entertainment in the United States. These clubs feature topless female entertainers together with opportunities for watching sporting events and corporate and private parties. There are five such clubs currently operating under the Scores name, in New York City, Baltimore, Chicago, Tampa and New Orleans.

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

On January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock.  Mr. Gans is the majority owner of I.M. Operating LLC (“IMO”).  IMO has a licensing agreement with us and has commenced operations in New York, New York under the club name Scores New York. (Throughout this report, we refer to Scores New York as our “affiliated club”).

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

Changes in our Management

On August 6, 2010, we appointed Robert M. Gans as our President and Chief Executive Officer and as a member of our Board of Directors. Robert Gans and Martin Gans, one of our existing Board members, are brothers. Also on August 6, 2010, we appointed Howard Rosenbluth as our Treasurer and Chief Financial Officer. Mr. Rosenbluth is also a director.

Nightclubs Currently Licensing our Scores Brand

In 2003, EMS licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to EMS under this license are the greater of $2,500 per week or 4.99% of the the Chicago club’s gross revenues (less $25,000 per week) earned at that location. The Chicago club accounted for 18% and 21% of our total royalty revenues during 2011 and 2010, respectively.

In 2004, EMS licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to EMS under this license are the greater of $1,000 per week or 4.99% of gross revenues. The Baltimore club accounted for 23% and 26% of our total royalty revenues in 2011 and 2010, respectively.

In April 2007, EMS licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana “Score New Orleans”. Royalties payable under this license are capped at the greater of $4,000 per month or 4.99% of gross revenues. The New Orleans club accounted for 9% and 12% of our total royalty revenues during each of 2011 and 2010, respectively.

The Assignment Agreement between us and EMS dated January 27, 2009, terminated the MLA and, since that date, we have retained 100% of the royalty payments received from each of these three clubs. This percentage includes the 50% which was previously retained by EMS under the MLA.

On January 27, 2009, we entered into a licensing agreement with IMO for the use of the Scores brand name “Scores New York.” IMO is owned in the majority by Robert M. Gans who is also our majority shareholder. The address where IMO’s new club is located is the same address as that of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”). Royalties payable to us under this license agreement have been set at 3% of gross revenues of Scores New York. Scores New York commenced operations in May 2009 and has accounted for 29% of our total royalty revenue during 2011 and 30% of our total royalty revenue during 2010. The West 27th Street Building is owned by Westside Realty of New York (“WSR”). Robert M. Gans is the majority owner of WSR.

On September 30, 2010, we entered into a licensing agreement with Tampa Food & Entertainment, Inc.  Upon signing the contract, we received a non-refundable fee.  For the next twelve months we will receive a flat fee of per month with an advance payment to be made at the signing of the contract.  After the first twelve months, royalties payable to us under this license will be capped at the greater of a certain dollar amount per month or a percentage of net revenues. For the year ended December 31, 2011, we recorded $72,000 in revenue from this club while for the year ended December 31, 2010, we recorded $43,000 in revenue from this club.

Scoreslive.com

On January 24, 2006, we entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” EMS was not a party to this license agreement. Our agreement with AYA provides for royalty payments to be made directly to us at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. The license continues for as long as the website is operational. Scoreslive.com piloted in January 2007. Because the Scoreslive.com website is still in the development stage, it has accounted for none of our total royalty revenues from inception through December 31, 2011. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc. (“SMG”), a newly formed New York corporation whose majority owner is Robert M. Gans.

Burhill LLC

On August 5, 2010, we entered into a license agreement (the “License Agreement”) with Burhill LLC (the “Licensee”) pursuant to which the Licensee will license the Scores trademarks and create, distribute, advertise and promote programming content in all forms of media using the Scores trademarks and conducting business under the name “Scores.”  The Licensee has agreed to pay us a non-refundable royalty equal to five percent (5%) of the revenues of the Licensee earned in connection with the Licensee’s use of the Scores trademarks, net of actual local sales taxes paid and including any and all licensing fees charged to third parties for the use of the programming content owned and/or distributed by the Licensee.  The Licensee is wholly owned by Robert M. Gans, our President and Chief Executive Officer and owner of Mitchell’s East LLC, our majority stockholder. This arrangement with Burhill LLC was terminated in July 2011.

Competition

The adult nightclub entertainment business is highly competitive with respect to price, service, location and professionalism of its entertainment. Sublicensed clubs will compete with many locally-owned adult nightclubs. It is our belief, however, that only a few of these nightclubs have names that enjoy recognition and status equal to the Scores brand. For example, there are approximately twenty five (25) adult entertainment cabaret night clubs within the five boroughs of New York City; approximately six upscale located in the borough of Manhattan. We believe only three (Ricks Cabaret, Hustler and Penthouse) provide the most competitive adult entertainment experience to that of our brand and our New York affiliate. Other localities where our “Scores” brand is licensed have similar competitive environments. Penthouse is a related party competitor due to the common control and ownership by our President and Chief Executive Officer.

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

Competition among online adult entertainment providers is intense in respect to both content and subscribers’ capital. SMG’s competition for its Scoreslive.com internet site varies in both the type and quality of offerings, but consists primarily of other premium pay services. The availability of, and price pressure from, more explicit content on the Internet, frequently offered for free, also presents a significant competitive challenge to SMG. The Internet is highly competitive, and Scoreslive.com will compete for visitors, subscribers, shoppers and advertisers. We believe that the primary competitive factors affecting SMG’s Internet operations include brand recognition, the quality of content and products, pricing, ease of use and sales and marketing efforts. We believe that SMG and Scoreslive.com have the advantage of leveraging the power of our Scores brand across multiple media platforms.

Employees

At the present time, we have two (2) employees, who are not covered by any collective bargaining agreement. We believe that our relationship with our current employees is satisfactory.

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

"Cabaret" Licenses

Although not a requirement, our licensees typically request a cabaret license in connection with the operation of their nightclubs. Cabaret licenses are not a requirement in all states; however, some states mandate that such licenses be obtained prior to the operation of an adult nightclub. For example, one of our formerly affiliated licensees was granted a cabaret license for a nightclub by the City of New York’s’ Department of Consumer Affairs (the "DCA"). We believe our licensees comply with all regulatory laws regarding cabaret or an adult entertainment license; however, there is no assurance that any of their licenses will remain effective or that they could be assigned or transferred if necessary. If one or more of our licensees failed to maintain a required license, this could have a material or adverse effect on our cash flow and profitability.

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

ITEM 3. LEGAL PROCEEDINGS

On March 22, 2010, Russell Whelchel, and on March 16, 2011, Charles Braden, who performed work as hair and makeup stylists at the Scores New York nightclub located at 536 West 28th Street, New York, NY, each filed a civil lawsuit against us in the S.D.N.Y. seeking to recover under federal and New York labor laws minimum wages, unlawful deductions, misappropriated gratuities and other wages, with interest, for the period of their “employment” with Scores New York. Joseph Bovine filed a similar action against us in November 2011. Although we disputed that we were an employer of the plaintiffs and denied all allegations, we settled these matters pursuant to a settlement and release agreement dated February 21, 2012. These matters were settled out of court.

In mid-March 2010, we were named by Nichole Hughes in a complaint filed with the SCNY. Ms. Hughes is suing us for an unspecified amount of damages in connection with an alleged unauthorized use of her image in our advertising materials. On June 20, 2010, we filed a pre-answer motion to dismiss the complaint, which was denied on December 17, 2010. We then filed an answer and affirmative defenses and a third party complaint against IMO, owner and operator of the club where Ms. Hughes was employed. Plaintiff’s counsel has moved to be relieved and, once that motion is settled, we expect to file for summary judgment. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

On September 5, 2008, Ruth Fowler, a former cocktail waitress at Scores West, filed a civil lawsuit against us in the S.D.N.Y. The plaintiff is seeking to recover damages for alleged illegal deductions take from her salary and monies due her and for sexual harassment under the New York City and New York State Human Rights Laws. On May 7, 2009, we filed a motion to dismiss the action against us but that motion was denied by the S.D.N.Y. with possible leave to renew the motion at a future date after the completion of discovery proceedings. In the meanwhile, counsel for plaintiff filed an amended complaint on February 26, 2010 to add as additional parties to the action Go West and EMS. On March 1, 2010, we filed affirmative defenses and an amended response asserting cross-claims for judgment against both Go West and EMS. On September 13, 2010, the SDNY denied plaintiff’s application for further discovery and on October 18, 2010, we filed a motion to dismiss, which was granted in July 2011.

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

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and we are currently engaged in discovery. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed. On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay was lifted. We subsequently filed an amended response asserting cross-claims for judgment against both Go West and EMS. We then filed a motion for summary judgment which was denied and we have now filed a notice of appeal. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. We have answered a third amended complaint and completed discovery. This matter was settled for $8,500 on February 28, 2012 in Kings County Supreme Court.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

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

Quarter Ended	High Bid	Low Bid
March 31, 2010	.17	.044
June 30, 2010	.081	.05
September 30, 2010	.10	.056
December 31, 2010	.07	.06
March 31, 2011	.0035	.0005
June 30, 2011	.025	.0011
September 30, 2011	.035	.019
December 31, 2011	.057	.0125

Holders

As of October 17, 2012, there were approximately [580] record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

On August 6, 2010, our Board of Directors and stockholders adopted the 2010 Equity Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to acquire up to 20,000,000 shares of our common stock.  If an incentive award granted under the 2010 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2010 Plan. As of December 31, 2011, we had not issued any shares and there are no outstanding grants under the 2008 Plan.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

For the year ended December 31, 2011 (the “2011 period”) compared to the year ended December 21, 2010 (the “2010 period”).

Revenues:

Revenues increased to $629,251 for the 2011 period from $514,155 for the 2010 period. This increase was primarily due to the following factors; In September 2010, our newly established Tampa club commenced operations and revenues from this club amounted to $72,000 during the 2011 period and $43,000 during the 2010 period. Our operations are dependent upon royalties from our New York affiliated club which, in 2011, represented 29% of our total revenue. We license our brand to innovative and experienced operators who help sustain our brand by providing quality service to customers. We believe the combination of the club services provided by our existing operators and the opening of our newly established Tampa club contributed to the increase in the 2011 and 2010 period revenues from our Chicago, Baltimore and New Orleans licensees. Revenues increased 5% to $112,168 in the 2011 period from $106,987 in the 2010 period for the Chicago club, 6% to $142,214 in the 2011 period from $133,751 in the 2010 period for the Baltimore club and 100% to $120,000 in the 2011 period from $60,000 in the 2010 period for the New Orleans club.

We recognize revenues as they are earned, not as they are collected.

Bad Debt Expense

As of December 31, 2011, our New Orleans licensees owed us $54,000 in accrued and unpaid royalties. During the 2011 period, management agreed to continue to reserve $14,000 owed by our New Orleans licensee.

Operating Expenses:

Operating expenses for the 2011 period and the 2010 period were $889,248 and $1,165,503 respectively. These expenses were directly related to the maintenance of the corporate entity and regulatory filing of periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”). To comply with the requirements of Sarbanes Oxley, we expect these regulatory costs to increase in future years. Virtually all or 24% of the decrease in operating expenses can be attributed to legal fees which decreased $141,803, largely attributed to the class action lawsuit initiated under the prior management of the Company (S.Diaz, et al. v. Scores Holding Company Inc.) and the recovery of $440,000 from prior ownership during the settlement of this case. Our business development and other executive administrative costs changed modestly during the 2011 period from the 2010 period, but is expected to increase in future periods due to expansion of our brand into emerging markets. Our current year amortization of the intangible assets of $88,725 will decrease next year to $ -0- as next year is the final year of such asset being amortized.

Provision for Income Taxes:

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses.

Net Income (Loss) (per share):

Our net income for the 2011 year end was $183,627 or $.001 per share versus a net loss of $(651,348) or $(.004) per share for the 2010 year end. During the 2011 period, our $115,096 increase in revenues was offset by costs primarily by the settlement of the S.Diaz, et al. v. Scores Holding Company Inc. and ongoing legal costs aggregating to $387,306 and secondarily related to business development, regulatory report preparation and filing, salaries, legal, amortization and taxes, which approximated to $471,942. This material change from the 2010 period to the 2011 period is based on net income available to common shareholders divided by the weighted average of the common shares outstanding.

Liquidity and Capital Resources

At December 31, 2011, we had $8,930 in cash and cash equivalents compared to $23,748 in cash and cash equivalents at December 31, 2010.

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

We have incurred losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2011 we had an accumulated deficit of $(6,597,844). As of December 31, 2011, we had total current assets of $254,259 and total current liabilities of $628,511 or negative working capital of $(374,252). As of December 31, 2010, we had total current assets of $117,821 and total current liabilities of $824,714 or negative working capital of $(706,893). The increase in the amount of negative working capital has been primarily attributable to the increase in our related party activity and additional litigation related to our settlement case. During the 2011 period, the Company decreased its cash position due to additional litigation which was offset due to our increase in royalty revenue.

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

Revenue Recognition

Revenues for the 2011 period and the 2010 period were derived predominately from royalties. We apply judgment to ensure that the criteria for recognizing revenues are consistently applied and achieved for all recognized sales transactions.

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

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk.

Not Aapplicable.

ITEM 8. Financial Statements AND SUPPLEMENTAL DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2011 and 2010 are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

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

1.	As of December 31, 2011, we did not maintain effective internal controls over financial reporting. For one, we did not have a functioning audit committee due to a lack of a majority of independent directors on our board of directors. This lack of a functioning audit committee resulted in our having ineffective oversight in the establishment and monitoring of required internal controls and procedures, and management concluded that it constituted a material weakness in our system of financial reporting.

2.	As of December 31, 2011, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

Based on this evaluation and the material weaknesses identified, management concluded that, as of December 31, 2011 our internal controls over financial reporting were not effective, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

(b) Management’s Report on Disclosure Controls and Procedures

The Company’s management has identified what it believes are deficiencies in the Company’s disclosure controls and procedures. The deficiencies in the Company’s disclosure controls and procedures resulted in failures to timely file periodic reports within the time periods specified in the SEC's rules and forms.

The deficiencies in our disclosure controls and procedures included (i) lack of segregation of duties and (ii) lack of sufficient resources to ensure that information required to be disclosed by the Company in the reports that the Company files or submits to the SEC are recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

The Company intends to take corrective action to ensure that information required to be disclosed by the Company pursuant to the reports that the Company files or submits to the SEC is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. Directors, Executive Officers and CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of October 17, 2012, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our Board of Directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.

Name	Positions Held	Age	Date of Election or Appointment as Director
Robert M. Gans	President, Chief Executive Officer and Director	68	August 6, 2010
Martin Gans	Director	76	June 23, 2009
Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	65	April 21, 2009

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

To the best of our knowledge, during the fiscal year ended December 31, 2011, none of our directors failed to file a required report on Form 3, Form 4 or Form 5.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

Code of Ethics

Due to the scope of our current operations, as of December 31, 2011, we have not adopted a code of ethics for financial executives, which include our principal executive officer, Chief Financial Officer or persons performing similar functions. Our decision to not adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2011 to (i) all individuals that served as our chief executive officer and our chief financial officer or acted in similar capacities for us at any time during the fiscal year ended December 31, 2011 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2011 that received annual compensation during the fiscal year ended December 31, 2011 in excess of $100,000.

Summary Compensation Table

							Change
							in
							Pension
							Value
							and Non-
							qualified
						Non-Equity	Deferred
						Incentive	Compen-
				Stock	Option	Plan	sation	All Other
Name and			Bonus	Awards	Awards	Compen-	Earnings	Compensation
Principal Position	Year	Salary ($)	($)	($)	($)	sation ($)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert M. Gans,	2011	0	0	0	0	0	0	0	0
Chief Executive Officer (1)	2010	0	0	0	0	0	0	0	0

Howard Rosenbluth,	2011	0	0	0	0	0	0	0	0
Chief Financial Officer	2010	0	0	0	0	0	0	0	0

(1)	Robert M. Gans became our Chief Executive Officer on August 6, 2010.

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

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal years ended December 31, 2011 and 2010 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of October 17, 2012 by

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Robert M. Gans (2)	Common Stock	88,900,230	53.8%

Howard Rosenbluth	Common Stock	- 0 -	0.0%

Martin Gans	Common Stock	- 0 -	0.0%

All directors and executive officers as a group (3 persons)	Common Stock	88,900,230	53.8%

Mitchell’s East LLC (2) 617 Eleventh Avenue New York, NY 10036	Common Stock	88,900,230	53.8%

Estate of William Osher (3) 2955 Shell Road Broklyn, NY	Common Stock	13,886,059	8.4%

(1)	Based upon 165,186,124 shares of Common Stock issued and outstanding as at October 17, 2012.

(2)	Robert M. Gans is the sole owner of Mitchells East LLC. The principal business address of Mr. Gans is 617 Eleventh Avenue, New York, NY 10036. Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which. H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the SPA.

(3)	William Osher passed away in August, 2007. H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

Changes in Control

Not Applicable.

Securities Authorized for Issuance under Equity Compensation Plans

On August 6, 2010, our Board of Directors and stockholders adopted the 2010 Plan.  The 2010 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to acquire up to 20,000,000 shares of our common stock.  As of December 31, 2011, we had not issued any shares and there are no outstanding grants under the 2008 Plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010
Audit fees (1)	$30,000	$30,000
Audit-related fees (2)
Tax fees (3)	3,000	3,000
All other fees (4)	-	-
Total fees	$33,000	$33,000

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No	SEC Report Reference Number	Description

10.1	10.20	Stock Option Agreement dated October 22, 2002 between the Registrant and Richard Goldring (1)

10.2	10.21	Stock Option Agreement dated October 22, 2002 between the Registrant and Elda Auerback (1)

10.3	10.28	Sublicense Agreement, dated June 13, 2003, between Entertainment Management Services, Inc. and Stone Park Entertainment (2)

10.4	10.29	Sublicense Agreement, dated February 27, 2004, between Entertainment Management Services, Inc. and Club 2000 Eastern Avenue, Inc. (2)

10.5	10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc. (3)

10.6	10.42	Sublicense Agreement, dated April 2, 2007, between Entertainment Management Services, Inc. and Silver Bourbon, Inc. (3)

10.7	10.1	Transfer Agreement by and among the Registrant, 333 East 60th Street Inc. (“333”) and Entertainment Management Services, Inc. (“EMS”) dated as of December 9, 2008 (4)

10.8	10.2	Cancellation Agreement by and among the Registrant and EMS dated as of January 27, 2009 (4)

10.9	10.3	Assignment and Assumption Agreement by and among the Registrant, 333 and EMS dated as of January 27, 2009 (4)

10.10	10.47	License Agreement, dated January 27, 2009, between the Registrant and I.M. Operating LLC (5)

10.11	10.1	License Agreement by and between the Registrant and Burhill LLC (6)

10.12	10.2	Scores Holding Company, Inc. 2010 Stock Incentive Plan (6)

10.13	10.3	Form of Option Agreement for the 2010 Plan (6)

10.14	10.4	Form of Director and Officer Indemnification Agreement (6)

21	21	Subsidiary - As of December 31, 2010, we had one subsidiary: Scores Licensing Corp.

31.1	*	Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION DATABSE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: October 23, 2012	SCORES HOLDING COMPANY, INC.

	By:	/s/Robert M. Gans
Robert M. Gans
Chief Executive Officer

	By:	/s/Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	Director	October 23, 2012
Robert M. Gans

/s/ Howard Rosenbluth	Director	October 23, 2012
Howard Rosenbluth

/s/ Martin Gans	Director	October 23, 2012
Martin Gans

PART IV – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Scores Holding Company, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. and subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scores Holding Company, Inc. as of December 31, 2011 and 2010 and the results of its operations, stockholders’ deficit and cash flows for each of the years ended December 31, 2011 and 2010, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Scores Holding Company, Inc. will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficit as of December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Certified Public Accountants

New York, New York

October 11, 2012

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$8,930	$23,748
Licensee receivable - including affiliates- net	112,561	87,731
Prepaid expenses	7,324	6,342
Settlement receivable	125,444	-

Total Current Assets	254,259	117,821

NONCURRENT ASSETS:
Settlement receivable	294,251	-
Loan receivable	30,000	-

Total Noncurrent Assets	324,251	-

INTANGIBLE ASSETS, NET	-	88,725

TOTAL ASSETS	$578,510	$206,546

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$82,956	$502,353
Related party payable	284,366	304,361
Deferred revenue	105,140	18,000
Settlement payable	156,049	-

Total Current Liabilities	628,511	824,714

NONCURRENT LIABILITIES:
Settlement payable	354,540	-

TOTAL LIABILITIES	983,051	824,714

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outsatanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,028,117	5,998,117
Accumulated deficit	(6,597,844)	(6,781,471)

Total stockholder's deficit	(404,541)	(618,168)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$578,510	$206,546

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

REVENUES

Royalty Revenue	$629,251	$514,155
Interest Income	3,624	-

Total Revenue	632,875	514,155

EXPENSES

General and Administrative Expenses	889,248	1,165,503
Gain on Settlement	(440,000)	-

NET INCOME (LOSS) FROM OPERATIONS	183,627	(651,348)

NET INCOME (LOSS) BEFORE INCOME TAXES	183,627	(651,348)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$183,627	$(651,348)

NET INCOME (LOSS) PER SHARE-Basic and Diluted	0.001	(0.004)

WEIGHTED AVERAGE OF COMMOM SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2011 and 2010

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2009	165,186,124	$165,186	$5,998,117	$(6,130,123)	$33,180

Net loss				(651,348)	(651,348)

Balance as of December 31, 2010	165,186,124	165,186	5,998,117	(6,781,471)	(618,168)

Capital Contribution			30,000		30,000

Net Income				183,627	183,627

Balance as of December 31, 2011	165,186,124	$165,186	$6,028,117	$(6,597,844)	$(404,541)

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$183,627	$(651,348)

Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Amortization	88,725	116,703
Contributed services	30,000	-

Changes in assets and liabilities:
Licensee receivable	(24,830)	(60,999)
Prepaid expenses	(982)	(6,342)
Deferred revenue	87,140	18,000
Accounts payable and accrued expenses	(419,397)	480,262
Settlement receivable	(125,444)	-
Settlement payable	156,049	-

NET CASH (USED) IN OPERATING ACTIVITIES	(25,112)	(103,724)

CASH PROVIDED BY FINANCING ACTIVITIES:
Related party payables	(19,995)	95,778
Settlement receivable	(294,251)	-
Loan receivable	(30,000)	-
Settlement payable	354,540	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,294	95,778

NET DECREASE IN CASH	(14,818)	(7,946)
Cash and cash equivalents - beginning of year	23,748	31,694
Cash and cash equivalents - end of year	$8,930	$23,748

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for income taxes	$2,296	$809

The accompanying notes are an integral part of these consolidated financial statements.

SCORES HOLDING COMPANY INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2011

Note 1. Organization

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

Note 2. Summary of Significant Accounting Principles

BASIS OF PRESENTATION - Going Concern

The Company has incurred cumulative losses totaling $(6,597,844) a working capital deficit of $(374,252) and a net operating income of $183,627 at December 31, 2011. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of the brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.  There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not increase its operations.

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

SCORES HOLDING COMPANY INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2011

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

Licensee receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts had a balance of $14,000 and $14,000 for the December 31, 2011 and 2010 periods. In reviewing any delinquent royalty or note receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.

Advertising Costs

The costs of advertising are expensed as incurred. The advertising expenses for the years ended December 31, 2011 and 2010 are $0 and $31,846 respectively.

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

There were no stock options or warrants issued during the years ended December 31, 2011 and 2010, hence we have recorded no compensation expense. If the Company were to issue equity rights for compensation, then the Company would recognize compensation expense under Topic 718 over the requisite service period using the Black-Scholes model for equity rights granted.

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

SCORES HOLDING COMPANY INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2011

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

The Company has a net operating loss carryforward of approximately $6,280,000, which expire in the years 2018 through 2031. The related deferred tax asset of approximately $2,780,000 has been offset by a valuation allowance. The Company’s net operating loss carryforwards may have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$2,780,000	$2,710,000
Temporary – legal accrual	-	200,000

Less valuation allowance	(2,780,000)	(2,910,000)
Net deferred tax asset	$-	$-

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2011 and 2010, as a result of the following:

	2011	2010
Tax (benefit) at statutory rate	$62,000	$(221,000)
State and local taxes	19,000	(67,000)

Permanent differences	36,000	42,000

Change in valuation allowance	(117,000)	246,000
Tax due	$-	$-

Loss per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2011 and 2010, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

SCORES HOLDING COMPANY INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2011

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Included in Accrued Liabilities, as of December 31, 2010, is a $450,000 estimate to settle some pending litigation discussed hereinafter, which has been settled in 2011.

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from five licensees who are unrelated from management of the Company. During the December 31, 2011 period, revenues earned from royalties and merchandise sales from these unrelated licensees amounted to $629,251 and there was $112,561 due and outstanding as of December 31, 2011. The Company’s New York affiliate commenced operations in May 2009 and revenue amounted to $182,870 during the 2011 period. The Company’s Baltimore club had revenues increase 6% to $142,214 in the 2011 period from $133,751 in the 2010 period and Chicago revenues increased by 5% to $112,168 in the 2011 period from $106,987 in the 2010 period. In addition, revenues from the Company’s New Orleans nightclub increased 100% to $120,000 in the 2011 period from $60,000 in the 2010. The Company’s SMG, Scoreslive.com licensee website is still in the development stage since 2007, it has accounted for a minimal amount of our total royalty revenues to date. On September 30, 2010, we entered into a licensing agreement with Tampa Food & Entertainment, Inc.  Upon signing the contract, we received a non-refundable fee.  For the next twelve months we will receive a flat fee of per month with an advance payment to be made at the signing of the contract.  After the first twelve months, royalties payable to us under this license will be capped at the greater of a certain dollar amount per month or a percentage of net revenues. During the 2011 period revenues increased 67% to $72,000 from $43,000 in the 2010 period.

New Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either be irrelevant or immaterial to the operations and reporting disclosures of the Company.

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

SCORES HOLDING COMPANY INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2011

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. IMO is also owned by Robert M. Gans who is the Company’s majority shareholder. During the years since IMO paid for various administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $236,866 remains a payable to this related party. The Company also leases office space directly from Westside Realty of New York (WSR), the owner of the West 27th Street Building. The majority owner of WSR is Robert M. Gans. Between January 1, and March 31, 2009, the monthly rent including overhead was $5,000. Since April 1, 2009, the monthly rent was reduced to $2,500 per month including overhead costs. The Company owed WSR $47,500 and $52,500 in unpaid rents as of December 31, 2011 and 2010, respectively.

The total amounts due to the various related parties as of December 31, 2011 and 2010 was $284,366 and $304,361, respectively.

A capital contribution has been recorded for personnel services rendered the majority shareholder in the amount of $30,000 for the year 2011.

Note 4. Intangible Assets

Trademark

In connection with the acquisition of Scores Licensing Company (“SLC”) as discussed above, the Company acquired the trademark to the name "SCORES". This trademark had a gross recorded value at December 31, 2008 of $878,318 which had been increased for the purchase from SLC for $250,000. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark has been completely amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. The Company recorded $88,725 in 2011 and $91,703 of amortization expense, in 2010. As of December 31, 2011 the cost of the trademanrk has been fully amortized.

The Company believes that the carrying amount of the “Scores” trademark exceeds its fair or net present value as of December 31, 2011 and 2010.

Note 5. Accounts Payable and Accrued Expenses

Accounts payables and accrued expenses as of December 31, 2011 is comprised of miscellaneous accruals and payables of $82,956. Accounts Payable and accrued expenses as of December 31, 2010 is comprised of $450,000 for estimated settlement costs attributed to one of the lawsuits discussed hereafter, professional fees $18,000 and miscellaneous accruals and payables of $34,353.

SCORES HOLDING COMPANY INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2011

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

Stock option activity for the two years ended December 31, 2011 is summarized as follows:

Weighted
Average
	Shares	Exercise Price

Outstanding at December 31, 2009	85,000	$2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-

Outstanding at December 31, 2010	85,000	2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-

Outstanding at December 31, 2011	85,000	$2.80

Weighted-average exercise price of outstanding options $2.80.

All such options are vested and exercisable

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the options/SSAR. The intrinsic value of the options/SSAR as of December 31, 2011 and 2010 was $0 and $0 respectively.

Note 7. Commitments and Contingencies

Rent expense for the year ended December 31, 2011 and 2010 was $30,000 and $30,000 respectively.

SCORES HOLDING COMPANY INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2011

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans our majority shareholder, for $2,500 a month.

On March 22, 2010, Russell Whelchel, and on March 16, 2011, Charles Braden, who performed work as hair and makeup stylists at the Scores New York nightclub located at 536 West 28th Street, New York, NY, each filed a civil lawsuit against the Company in the S.D.N.Y. seeking to recover under federal and New York labor laws minimum wages, unlawful deductions, misappropriated gratuities and other wages, with interest, for the period of their “employment” with Scores New York. Joseph Bovine filed a similar action against the Company in November 2011. Although the Company disputed that it was an employer of the plaintiffs and denied all allegations, it settled these matters pursuant to a settlement and release agreement dated February 21, 2012. These matters were settled out of court.

In mid-March 2010, the Company was named by Nichole Hughes in a complaint filed with the SCNY. Ms Hughes is suing the Company for an unspecified amount of damages in connection with an alleged unauthorized use of her image in the Company’s advertising materials. On June 20, 2010, the Company filed a pre-answer motion to dismiss the complaint, which was denied on December 17, 2010. The Company then filed an answer and affirmative defenses and a third party complaint against IMO, owner and operator of the club where Ms. Hughes was employed. Plaintiff’s counsel has moved to be relieved and, once that motion is settled, the Company expects to file for summary judgment. The Company will vigorously defend itself in this litigation and does not expect that the outcome will be material.

On September 5, 2008, Ruth Fowler, a former cocktail waitress at Scores West, filed a civil lawsuit against the Company in the Federal District Court for the Southern District of New York (the “Court”). The plaintiff is seeking to recover damages for alleged illegal deductions take from her salary and monies due her and for sexual harassment under the New York City and New York State Human Rights Laws. On May 7, 2009, the Company filed a motion to dismiss the action against it but that motion was denied by the Court with possible leave to renew the motion at a future date after the completion of discovery proceedings. In the meanwhile, counsel for plaintiff filed an amended complaint on February 26, 2010 to add as additional parties to the action Go West and EMS. On March 1, 2010, the Company filed affirmative defenses and an amended response asserting cross-claims for judgment against both Go West and EMS. On September 13, 2010, the SDNY denied plaintiff’s application for further discovery and on October 18, 2010, the Company filed a motion to dismiss, which was granted in July 2011.

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

SCORES HOLDING COMPANY INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 2011

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against the Company and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both the Company and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. The Company disputes that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination and sexual harassment. The Company filed its verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations and it is currently engaged in discovery. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed. On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay was lifted. The Company subsequently filed an amended response asserting cross-claims for judgment against both Go West and EMS. The Company then filed a motion for summary judgment which was denied and has now filed a notice of appeal. The Company will vigorously defend itself in this litigation and does not expect that the outcome will be material.

On March 30, 2007, the Company, along with several of its affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of the Company’s stockholders and former officer and director. This matter was settled for $8,500 on February 28, 2012 in Kings County Supreme Court.

There are no other material legal proceedings pending to which the Company or any of its property is subject, nor to our knowledge are any such proceedings threatened.

Note 8. SUBSEQUENT EVENTS

We have evaluated for disclosure purposes, subsequent events.

