Form 10-Q
period 2012-03-31
SCORES HOLDING CO INC
filed 2013-05-15
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

Or

          ☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-16665

SCORES HOLDING COMPANY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Utah	87-0426358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

533-535 West 27th Street, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

212-864-4900
(Registrant’s telephone number, including area code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 14, 2013, there were 187,016,144 shares of common stock, 0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$42,353	$8,930
Licensee receivable - including affiliates- net	87,687	112,561
Prepaid expenses	1,042	7,324
Settlement receivable	127,018	125,444

Total Current Assets	258,100	254,259

NONCURRENT ASSETS:
Settlement receivable	261,900	294,251
Loan receivable	30,377	30,000

Total Noncurrent Assets	292,277	324,251

INTANGIBLE ASSETS, NET	-	-

TOTAL ASSETS	$550,377	$578,510

LIABILITIES AND STOCKHOLDERS'EQUITY( DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$98,761	$82,956
Related party payable	291,866	284,366
Deferred revenue	73,024	105,140
Settlement payable	165,300	156,049

Total Current Liabilities	628,951	628,511

NONCURRENT LIABILITIES:
Settlement payable	315,561	354,540

TOTAL LIABILITIES	944,512	983,051

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, -0- issued and outsatanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized,
165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,035,617	6,028,117
Accumulated deficit	(6,594,938)	(6,597,844)

Total stockholder's equity (Deficit)	(394,135)	(404,541)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)	$550,377	$578,510

See notes to consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011

REVENUES

Royalty Revenue	$159,289	$131,589
	-	-

Total Revenue	159,289	131,589

EXPENSES

General and Administrative Expenses	161,878	163,484

NET INCOME (LOSS) FROM OPERATIONS	(2,589)	(31,895)

Interest Income	5,495	-

NET INCOME (LOSS) BEFORE INCOME TAXES	2,906	(31,895)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$2,906	$(31,895)

NET INCOME (LOSS) PER SHARE-Basic and Diluted	0.000	(0.000)

WEIGHTED AVERAGE OF COMMOM SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124

See notes to consolidated financial statements.

 SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,906	$(31,895)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	-	30,576
Contributed services	7,500	-

Changes in assets and liabilities:
Licensee receivable	24,874	47,629
Prepaid expenses	6,282	783
Deferred revenue	(32,116)	(10,309)
Accounts payable and accrued expenses	15,805	(8,592)
Settlement receivable	(1,574)	-
Settlement payable	9,251	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,928	28,192

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	7,500	(17,500)
Settlement receivable	32,351	-
Loan receivable	(377)	-
Settlement payable	(38,979)	-

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	495	(17,500)

NET INCREASE IN CASH	33,423	10,691
Cash and cash equivalents - beginning of period	8,930	23,748
Cash and cash equivalents - end of period	$42,353	$34,439

Supplemental disclosures of cash flow information:	-
Cash paid during the year for interest	$6,199	$-
Cash paid for income taxes	$-	$984

See notes to consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2011 and 2010

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2009	165,186,124	$165,186	$5,998,117	$(6,130,123)	$33,180

Net loss				(651,348)	(651,348)

Balance as of December 31, 2010	165,186,124	165,186	5,998,117	(6,781,471)	(618,168)

Capital Contribution			30,000		30,000

Net Income				183,627	183,627

Balance as of December 31, 2011	165,186,124	$165,186	$6,028,117	$(6,597,844)	$(404,541)

Capital Contribution			7,500		7,500

Net Income				2,906	2,906

Balance as of March 31, 2012	165,186,124	$165,186	$6,035,617	$(6,594,938)	$(394,135)

See notes to consolidated financial statements.

Scores Holding Co., Inc. and Subsidiary

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

Our consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiary.  Certain prior period amounts have been reclassified to conform to the current period presentation. Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2012.

Note 2. Summary of Significant Accounting Principles

Going Concern

The Company has incurred cumulative losses totaling $(6,594,938), a working capital deficit of $(370,851) and net operating loss of $2,589 for the three months ended March 31, 2012.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from four licensees who are unrelated to management of the Company. During the three months ended March 31, 2012, revenues earned from royalties from these unrelated licensees amounted to $107,173 and there was $87,687 due and outstanding as of March 31, 2012.  The Company’s related New York affiliate commenced operations in May 2009 and revenue amounted to $52,116 during the three month 2012 period; there was $-0- due and outstanding as of March 31, 2012.

During the three month 2012 and 2011 periods our Baltimore licensees accounted for 21% and 26% and our Chicago licensee accounted for 16% and 17% of our total revenues, respectively.   Our New Orleans licensee accounted for 19% and 11% and our Tampa licensee accounted for 11% and 14% of our total revenues for the three month periods ended 2012 and 2011 respectively.  Our related New York licensee accounted for 33% and 31% of our total revenues for the three month periods ended 2012 and 2011 respectively. The Company’s Swan Media Group, Inc., Scoreslive.com licensee website went live during 2011 and is presently operating in beta mode; it has accounted for -0- amount of our total royalty revenues to date.

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

Income (Loss) Per Share

Net income (loss) per share data for both the 2012 period and the 2011 period are based on net income (loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.  Outstanding stock options are not part of this basis as they are anti-dilutive.

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

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner of IMO and is also the Company’s majority shareholder.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $236,866 remains a payable to this related party as of March 31, 2012.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Between January 1, and March 31, 2009, the monthly rent including overhead was $5,000, since April 1, 2009, the monthly rent was reduced to $2,500 per month.  The Company owed WSR $55,000 in unpaid rents as of March 31, 2012.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of SLC, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at March 31, 2012 of $ -0-. This trademark has been registered in the United States, Canada, Japan and the European Community. The trademark is being amortized by straight line methods over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating.  The Company recorded $ -0- and $30,576 of amortization expense, for the three month periods ended March 31, 2012 and 2011, respectively.

Note 5. Licensees

The Company has five license agreements which were obtained between 2003 and 2010; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO” and Tampa Food and Entertainment Inc.

“IMO’s” members are our majority shareholder, Robert M. Gans, and Secretary and Board of Director, Howard Rosenbluth hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans. The club accounted for 33% and 32% of our royalty revenues during the first three months of 2012 and 2011, respectively. For the 2012 three month period, the Company recorded $53,024 of deferred revenue related to “IMO” royalties and collected at March 31, 2012.

Note 6. Commitments and Contingencies

Rent expense for the three months ended March 31, 2012 and 2011 was $7,500 and $7,500 respectively.

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans our majority shareholder, for $2,500 a month.

On March 22, 2010, Russell Whelchel, and on March 16, 2011, Charles Braden, who performed work as hair and makeup stylists at the Scores New York nightclub located at 536 West 28th Street, New York, NY, each filed a civil lawsuit against the Company in the S.D.N.Y. seeking to recover under federal and New York labor laws minimum wages, unlawful deductions, misappropriated gratuities and other wages, with interest, for the period of their “employment” with Scores New York. Joseph Bovine filed a similar action against the Company in November 2011. Although the Company disputed that it was an employer of the plaintiffs and denied all allegations, it settled these matters pursuant to a settlement and release agreement dated February 21, 2012. These matters were settled out of court and the Company was not required to make any payment pursuant to the terms of the settlement and release agreement.

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

On March 30, 2007, the Company, along with several of its affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of the Company’s stockholders and former officer and director. This matter was settled for $8,500 on February 28, 2012 in Kings County Supreme Court. This matter was settled out of court and the Company was not required to make any payment pursuant to the terms of the settlement and release agreement.

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

On August 6, 2010, we appointed Robert M. Gans as our President and Chief Executive Officer and as a member of our Board. Robert Gans and Martin Gans, one of our existing Board members, are brothers. Also, on August 6, 2010, we appointed Howard Rosenbluth as our Treasurer and Chief Financial Officer.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011.

Revenues:

Revenues increased to $159,289 for the three month period ended March 31, 2012 compared to $131,589 for the three months ended March 31, 2011.

Revenues from the New York Club amounted to $52,116 and $41,414 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, respectively.  Revenues from our Chicago nightclub increased fifteen percent (15%) to $25,590 for the three month ended March 31, 2012 compared to $22,312 for the three months ended March 31, 2011, while revenues from our Baltimore club decreased four percent (4%) to $33,582 for the three months ended March 31, 2012 from $34,863 for the three months ended March 31, 2011. Revenues from our New Orleans club increased one-hundred percent (100%) to $30,000 for the three months ended March 31, 2012 compared to $15,000 for the three months ended March 31, 2011. Revenues from our Tampa club increased zero (-0- %) percent to $18,000 for the three month period ended March 31, 2012 compared to $18,000 for the three months ended March 31, 2011.

General and Administrative Expenses:

General and administrative expenses decreased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011from $163,484 to $161,878.  Costs related to administrative expenses decreased approximately by $1,606. Legal expenses attributable to ongoing litigation amounted to $50,477 during the three months ended March 31, 2012 compared to $60,702 during the three months ended March 31, 2011.

Provision for Income Taxes

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net income (Loss):

Our net income was $2,906 or $0.00 per share for the three months ended March 31, 2012 compared to a net (loss) of ($31,895) or ($0.00) per share for the three months ended March31, 2011.  The decrease in operating loss for the three months ended March 31, 2012 was a result of an increase in Royalty Revenue during the three month period.

Net income (loss) per share data for both the March 31, 2012 and the March 31, 2011 three month periods is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At March 31, 2012, we had $42,353 in cash and cash equivalents compared to $8,930 in cash and cash equivalents at December 31, 2011.

Operating Activities:

Net cash provided by (used in) operating activities for the nine months ended March 31, 2012 and March 31, 2011 was $32,928 and $28,192 respectively. The increases in cash are related to decreases in licensee receivable and increases in the deferred revenue, between the 2012 and 2011 periods.

Financing Activities:

During the March 31, 2012 and March 31, 2011 three month periods, our New York affiliate paid approximately $ -0- and $53,028, respectively, in cash for web development, insurance premiums and consulting services for the Company.  As of March 31, 2012, we owed $55,000 in rent to our Westside Realty affiliate and $236,886 to our New York affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of March 31, 2012 we had an accumulated deficit of $(6,594,938), with total current assets of $258,100 and total current liabilities of $628,951 or negative working capital of $(370,851). As of December 31, 2011, we had total current assets of $254,259 and total current liabilities of $628,511 or negative working capital of $(374,252).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer), as of the end of the period covered by this report, our CEO and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the periods covered by this report, in order to remediate the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, we have taken numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development and implementation of policies, improved processes and documented procedures and the hiring of additional accounting personnel with technical accounting experience. We continue to implement these controls and changes in order to address the material weakness identified in the audit of our financial statements for the year ended December 31, 2011.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Definition Linkbase
101.LAB	Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Date: May 15, 2013	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

