Form 10-Q
period 2012-06-30
SCORES HOLDING CO INC
filed 2013-07-09
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of June 30, 2013, there were 165,186,124 shares of common stock, $0.001 par value per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$55,802	$8,930
Licensee receivable - including affiliates- net	77,968	112,561
Prepaid expenses	20,162	7,324
Settlement receivable	128,613	125,444

Total Current Assets	282,545	254,259

Settlement receivable	229,142	294,251
Loan receivable	30,758	30,000

TOTAL ASSETS	$542,445	$578,510

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$92,636	$82,956
Related party payable	299,015	284,366
Deferred revenue	-	105,140
Settlement payable	174,576	156,049

Total Current Liabilities	566,227	628,511

Settlement payable	276,091	354,540
Loan Payable	30,758	-

TOTAL LIABILITIES	873,076	983,051

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, -0- issued and outsatanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized,
165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,043,117	6,028,117
Accumulated deficit	(6,538,934)	(6,597,844)

Total stockholder's Deficit	(330,631)	(404,541)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$542,445	$578,510

See notes to condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES

Royalty Revenue	$172,810	$133,200	$332,099	$264,789

Total Revenue	172,810	133,200	332,099	264,789

EXPENSES

General and Administrative Expenses	135,362	165,639	291,041	329,123

NET INCOME (LOSS) FROM OPERATIONS	37,448	(32,439)	41,058	(64,334)

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(1,444)	-	(2,148)	-
Licensee Forfieture Income	20,000	-	20,000	-

TOTAL OTHER INCOME	18,556	0	17,852	0

NET INCOME (LOSS) BEFORE INCOME TAXES	56,004	(32,439)	58,910	(64,334)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$56,004	$(32,439)	$58,910	$(64,334)

NET INCOME (LOSS) PER SHARE-Basic and Diluted	0.000	(0.000)	0.000	(0.000)

WEIGHTED AVERAGE OF COMMOM SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124	165,186,124	165,186,124

See notes to condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$58,910	$(64,334)

Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Amortization	-	61,152
Contributed services	15,000	-

Changes in assets and liabilities:
Licensee receivable	34,593	65,981
Prepaid expenses	(12,838)	(13,903)
Deferred revenue	(105,140)	1,313
Accounts payable and accrued expenses	9,680	(1,726)
NET CASH PROVIDED BY OPERATING ACTIVITIES	205	48,483

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	14,649	(47,495)
Settlement receivable	61,940	-
Loan receivable	(758)	-
Settlement payable	(59,922)	-
Loan payable	30,758	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	46,667	(47,495)

NET INCREASE IN CASH	46,872	988
Cash and cash equivalents - beginning of year	8,930	23,748
Cash and cash equivalents - end of year	$55,802	$24,736

Supplemental disclosures of cash flow information:	-
Cash paid during the year for interest	$6,459	$222
Cash paid for income taxes	$-	$1,284

See notes to condensed consolidated financial statements.

Scores Holding Co., Inc. and Subsidiary

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Basis for presentation

Scores Holding Company, Inc. and subsidiary (the “Company”) is a Utah corporation, formed in September 1981 and is located in New York, NY. Originally known as Adonis Energy, Inc., the Company adopted its current name in July 2002. The Company is a licensing company that exploits the “SCORES” name and trademark for franchising and other licensing options.

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. The condensed consolidated financial statements of the Company include the accounts of Scores Licensing Corp. (“SLC”).

Our condensed consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiary.  Certain prior period amounts have been reclassified to conform to the current period presentation. Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2012.

Note 2. Summary of Significant Accounting Principles

Going Concern

The Company has incurred cumulative losses totaling $(6,538,934), a working capital deficit of $(283,682) and net income of $58,910 for the six months ended June 30, 2012.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from four licensees who are unrelated to management of the Company. During the six months ended June 30, 2012, revenues earned from royalties from these unrelated licensees amounted to $226,607 and there was $77,968 due and outstanding as of June 30, 2012.  The Company’s related New York affiliate commenced operations in May 2009 and revenue amounted to $105,492 during the six month 2012 period; there was $-0- due and outstanding as of June 30, 2012.

During the six month 2012 and 2011 periods our Baltimore licensee accounted for 21% and 28% and our Chicago licensee accounted for 17% and 20% of our total revenues, respectively.   Our New Orleans licensee accounted for 18% and 11% and our Tampa licensee accounted for 11% and 9% of our total revenues for the six month periods ended 2012 and 2011 respectively.  Our related New York licensee accounted for 32% and 32% of our total revenues for the six month periods ended 2012 and 2011 respectively. The Company’s Swan Media Group, Inc., Scoreslive.com licensee website went live during 2011 and began accruing royalties in the second quarter 2012. The Scoreslive.com licensee accounts for 2% and 0% of our total revenues for the six months ended 2012 and 2011 respectively.

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

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company items and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit.

Income (Loss) Per Share

Net income (loss) per share data for both the 2012 period and the 2011 period are based on net income (loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.  Outstanding stock options are not part of this basis as the exercise price exceeds the tradable value of the underlying stock.

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

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner of IMO and is also the Company’s majority shareholder.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $236,515 and $236,866 remains a payable to this related party as of June 30, 2012 and December 31, 2011, respectively.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Between January 1, and March 31, 2009, the monthly rent including overhead was $5,000, since April 1, 2009, the monthly rent was reduced to $2,500 per month.  The Company owed WSR $62,500 and $47,500 in unpaid rents as of June 30, 2012 and December 31, 2011, respectively.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of SLC, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at June 30, 2012 of $ -0-. This trademark has been registered in the United States, Canada, Japan and the European Community. The trademark is being amortized by straight line methods over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating.  The Company recorded $ -0- and $61,152 of amortization expense, for the six month periods ended June 30, 2012 and 2011, respectively. This intangible asset was fully amortized as of September 30, 2011.

Note 5. Licensees

The Company has five license agreements which were obtained between 2003 and 2010; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO” and Tampa Food and Entertainment Inc.

“IMO’s” members are our majority shareholder, Robert M. Gans, and Secretary and Board of Director, Howard Rosenbluth hence making “IMO” a related party. The building occupied by “IMO” is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans. The club accounted for 32% and 32% of our royalty revenues during the first six months of 2012 and 2011, respectively.

Note 6. Settlement/Note Receivables

On September 26, 2011, the Company, Richard Goldring and Elliot Osher (Goldring and Osher were formerly two of the Company’s principal shareholders) (collectively the “Defendants”) and Sari Diaz et al. (the “Plaintiffs”) entered into a Court approved Joint Stipulation of Settlement and Release (the “Settlement Agreement”) relating to a purported class action and collective action on behalf of all tipped employees filed by Plaintiffs, pursuant to which Defendants agreed to make a settlement payment of $450,000 to resolve and settle awards to Plaintiffs and related Plaintiffs’ attorneys’ fees. Additionally, the Defendants agreed to pay the employer portion of payroll taxes on approximately $300,000 in distributions, approximately $15,600.

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of June 30, 2012, the settlement receivable is $357,755.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of June 30, 2012, this promissory note balance is $30,758.

Note 7. Settlement/Note Payable

As discussed in the Note regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of June 30, 2012 $481,425 is outstanding.

Note 8. Commitments and Contingencies

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans our majority shareholder, for $2,500 a month.

On June 14, 2011, Christina Maldonado, a former front door receptionist/coat checker at Scores New York, located in New York NY filed a civil lawsuit against the Company and IMO alleging violations of Title V11 of the Civil Rights Act, New York State Human Rights Law, New York Executive Law, New York City Human Rights Law and the New York City Administrative Code, based on allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that both the Company and IMO were her employers. The lawsuit seeks unspecified damages for alleged loss of past and future earnings and emotional distress and humiliation. The Company disputes that that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination and sexual harassment. The Company responded to the complaint and later filed an amended complaint and asserted a cross claim against IMO. The Company is vigorously defending itself in this litigation and does not expect that the outcome will be material.

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

In mid-March 2010, the Company was named by Nichole Hughes in a complaint filed with the SCNY. Ms Hughes sued the Company for an unspecified amount of damages in connection with an alleged unauthorized use of her image in the Company’s advertising materials. On June 20, 2010, the Company filed a pre-answer motion to dismiss the complaint, which was denied on December 17, 2010. The Company then filed an answer and affirmative defenses and a third party complaint against IMO, owner and operator of the club where Ms. Hughes was employed. Plaintiff’s counsel was granted leave by the court to withdraw from representation in January 2013. Plaintiff failed to appoint new counsel or further participate in the case and the case was dismissed on May 20, 2013.

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against the Company and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both the Company and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. The Company disputes that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination and sexual harassment. The Company filed its verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed. On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay was lifted. The Company subsequently filed an amended response asserting cross-claims for judgment against both Go West and the Company’s former affiliate, Entertainment Management Services, Inc. ("EMS"), an entity owned by two of the Company’s former directors and employees. After engaging in discovery and other pre-trial activities the two sides agreed to a confidential settlement and the case has been dismissed. The settlement does not have a material outcome on the business of the Company.

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

Note 9. SUBSEQUENT EVENTS

On June 14, 2013, Elizabeth Shiflett, a former cocktail waitress, filed a civil lawsuit against the Company in the S.D.N.Y. alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”), as amended, the New York State Human Rights Law (“NYSHRL”) and the New York City Human Rights Law (“NYCHRL”) based upon allegations of sexual discrimination, creating a hostile work environment based upon plaintiff’s sex and race and unlawful retaliation against plaintiff. The lawsuit further alleges that at all material times the Company was the employer of the plaintiff. The lawsuit had been preceded by a Determination of the U.S. Equal Employment Opportunity Commission (the “EEOC”) on January 25, 2013 that there was reasonable cause to believe that the Company had violated Title VII as a result of the complained-of conduct. The lawsuit seeks a declaratory judgment that the practices complained of violated Title VII, the NYSHRL and the NYCHRL, an injunction enjoining the Company from engaging in future unlawful acts of discrimination, harassment and retaliation, unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings, emotional distress, humiliation and loss of reputation, punitive damages as a result of the Company’s alleged disregard of plaintiff’s protected civil rights, and attorneys’ fees and costs. The Company disputes that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination, sexual and racial harassment and retaliation. The Company will vigorously defend itself in this litigation and does not expect that the outcome will be material.

On March 14, 2013 Miki Yamada, a former bartender at the Scores New York nightclub located at 536 West 28th Street, New York, NY filed charges against the Company and IM Operating LLC with the EEOC claiming violations of Title VII based upon alleged sexual harassment, discrimination based on gender and unlawful retaliation. Ms. Yamada also delivered a draft civil complaint to the Company containing similar allegations. Although the Company disputed the issues of liability and damages asserted by Ms. Yamada, the Company and the other respondents settled these matters for a payment of $90,000 to Ms. Yamada pursuant to a settlement and release agreement dated April 30, 2013. These matters were settled out of court.

Management evaluated subsequent events through the date of this filing and determined that no additional events have occurred that would require adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Scores Holding Company, Inc. (‘Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are five such clubs currently operating under the Scores name, in New York, Baltimore, Chicago, and New Orleans.

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

Results of Operations

Three Months Ended June 30, 2012 (“the 2012 three month period”) Compared to Three Months Ended June 30, 2011 (“the 2011 three month period”).

Revenues:

Revenues increased to $172,810 for the 2012 three month period from $133,200 for the 2011 three month period.

Revenues from the New York Club increased 26% to $53,376 as compared to $42,284 for the 2012 and 2011 three month periods, respectively.  Revenues from our Chicago nightclub decreased one third percent (.4%) to $31,175 for the 2012 three month period from $31,300 from the 2011 three month period, while revenues from our Baltimore club decreased ten percent (10%) to $34,753 for the 2012 three month period from $38,616 for the 2011 three month period and revenues from our New Orleans club increased one hundred percent (100%) at $30,000 for the 2012 three month period from $15,000 for the 2011 three month period. Revenue from our Tampa club increased two hundred percent (200%) to $18,000 for the 2012 three month period from $6,000 for the 2011 three month period. Revenue from our Scoreslive.com licensee increased one hundred percent (100%) to $5,506 for the 2012 three month period from $0 for the 2011 three month period.

General and Administrative Expenses:

General and administrative expenses decreased during the 2012 three month period to $135,362 from $165,639 during the 2011 three month period.  Costs related to administrative expenses decreased approximately by $30,277 from 2012 to 2011.  Legal expenses attributable to ongoing litigation amounted to $40,256 for the three month period ended June 30, 2012 and $46,909 for the three month period ended June 30, 2011.

Provision for Income Taxes

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income/(Loss):

Our net income was $56,004 or $0.00 per share for the 2012 three month period compared to a net (loss) of $(32,439) or $(0.00) per share for the 2011 three month period.  The decrease in operating loss for the 2012 three month period was a result of an increase in royalty revenue during the three month period.

Net income/(loss) per share data for both the 2012 three month period and the 2011 three month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

3

Six Months Ended June 30, 2012 (“the 2012 six month period”) Compared to Six Months Ended June 30, 2011 (“the 2011 six month period”).

Revenues:

Revenues increased to $332,099 for the 2012 six month period from $264,789 for the 2011 six month period.

Revenues from the New York Club increased 32% to $105,492 as compared to $83,697 for the 2012 and 2011 six month periods, respectively.  Revenues from our Chicago nightclub increased six percent (6%) to $56,765 for the 2012 six month period from $53,612 from the 2011 six month period, while revenues from our Baltimore club decreased seven percent (7%) to $68,335 for the 2012 six month period from $73,479 for the 2011 six month period and revenues from our New Orleans club increased one hundred percent (100%) to $60,000 for the 2012 six month period from $30,000 from the 2011 six month period. Revenue from our Tampa club increased fifty percent (50%) to $36,000 for the 2012 six month period from $24,000 for the 2011 six month period. Revenue from our Scoreslive.com licensee increased one hundred percent (100%) to $5,506 for the 2012 the six month period from $0 for the 2011 six month period.

General and Administrative Expenses:

General and administrative expenses decreased during the 2012 six month period to $291,041 from $329,123 during the 2011 six month period.  Costs related to administrative expenses decreased approximately by $38,082 from 2012 to 2011.  This decrease in cost was largely attributable to a decrease in legal expenditures.  Legal expenses attributable to ongoing litigation amounted from $90,732 in the 2012 six month period to $107,611 during the 2011 six month period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income/(Loss):

Our net income was $58,910 or $0.00 per share for the 2012 six month period compared to a net (loss) of $(64,334) or $(0.00) per share for the 2011 six month period.  The decrease in operating loss for the 2012 six month period was a result of an increase in royalty revenue during the six month period.

Net income/(loss) per share data for both the 2012 six month period and the 2011 six month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At June 30, 2012, we had $55,802 in cash and cash equivalents compared to $8,930 in cash and cash equivalents at December 31, 2011.

Operating Activities:

Net cash provided by operating activities for the six months ended June 30, 2012 and June 30, 2011 was $205 and $48,483 respectively. The increases in cash are related to decreases in the deferred revenue, between the 2012 and 2011 periods.

Financing Activities:

As of June 30, 2012, we owed $62,500 in rent to our Westside Realty affiliate and $236,515 to our New York affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of June 30, 2012 we had an accumulated deficit of $(6,538,934), with total current assets of $282,545 and total current liabilities of $566,227 or negative working capital of $(283,682). As of December 31, 2011, we had total current assets of $254,259 and total current liabilities of $628,511 or negative working capital of $(374,252).  Our accounts receivable decreased during the 2012 six month period, while our account payables had a slight increase; the effect had no significant impact on our negative working capital.

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

4

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

PART II - Other Information

Item 1. Legal Proceedings

On June 14, 2013, Elizabeth Shiflett, a former cocktail waitress, filed a civil lawsuit against us in the S.D.N.Y. alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”), as amended, the New York State Human Rights Law (“NYSHRL”) and the New York City Human Rights Law (“NYCHRL”) based upon allegations of sexual discrimination, creating a hostile work environment based upon plaintiff’s sex and race and unlawful retaliation against plaintiff. The lawsuit further alleges that at all material times we were the employer of the plaintiff. The lawsuit had been preceded by a Determination of the U.S. Equal Employment Opportunity Commission (the “EEOC”) on January 25, 2013 that there was reasonable cause to believe that we had violated Title VII as a result of the complained-of conduct. The lawsuit seeks a declaratory judgment that the practices complained of violated Title VII, the NYSHRL and the NYCHRL, an injunction enjoining us from engaging in future unlawful acts of discrimination, harassment and retaliation, unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings, emotional distress, humiliation and loss of reputation, punitive damages as a result of our alleged disregard of plaintiff’s protected civil rights, and attorneys’ fees and costs. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination, sexual and racial harassment and retaliation. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

On March 14, 2013 Miki Yamada, a former bartender at the Scores New York nightclub located at 536 West 28th Street, New York, NY filed charges against us and IM Operating LLC with the EEOC claiming violations of Title VII based upon alleged sexual harassment, discrimination based on gender and unlawful retaliation. Ms. Yamada also delivered a draft civil complaint to us containing similar allegations. Although we disputed the issues of liability and damages asserted by Ms. Yamada, we settled these matters for a payment of $90,000 to Ms. Yamada pursuant to a settlement and release agreement dated April 30, 2013. These matters were settled out of court.

On June 14, 2011, Christina Maldonado, a former front door receptionist/coat checker at Scores New York, located in New York NY filed a civil lawsuit against us and IMO alleging violations of Title V11 of the Civil Rights Act, New York State Human Rights Law, New York Executive Law, New York City Human Rights Law and the New York City Administrative Code, based on allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that both us and IMO were her employers. The lawsuit seeks unspecified damages for alleged loss of past and future earnings and emotional distress and humiliation. We dispute that that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We responded to the complaint and later filed an amended complaint and asserted a cross claim against IMO. We are vigorously defending ourselves in this litigation and do not expect that the outcome will be material.

5

On March 22, 2010, Russell Whelchel, and on March 16, 2011, Charles Braden, who performed work as hair and makeup stylists at the Scores New York nightclub located at 536 West 28th Street, New York, NY, each filed a civil lawsuit against us in the S.D.N.Y. seeking to recover under federal and New York labor laws minimum wages, unlawful deductions, misappropriated gratuities and other wages, with interest, for the period of their “employment” with Scores New York. Joseph Bovine filed a similar action against us in November 2011. Although we disputed that we were an employer of the plaintiffs and denied all allegations, we settled these matters pursuant to a settlement and release agreement dated February 21, 2012. These matters were settled out of court and we were not required to make any payment pursuant to the terms of the settlement and release agreement.

In mid-March 2010, we were named by Nichole Hughes in a complaint filed with the SCNY. Ms Hughes sued us for an unspecified amount of damages in connection with an alleged unauthorized use of her image in our advertising materials. On June 20, 2010, we filed a pre-answer motion to dismiss the complaint, which was denied on December 17, 2010. We then filed an answer and affirmative defenses and a third party complaint against IMO, owner and operator of the club where Ms. Hughes was employed. Plaintiff’s counsel was granted leave by the court to withdraw from representation in January 2013. Plaintiff failed to appoint new counsel or further participate in the case and the case was dismissed on May 20, 2013.

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both us and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed. On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay was lifted. We subsequently filed an amended response asserting cross-claims for judgment against both Go West and our former affiliate, Entertainment Management Services, Inc. ("EMS"), an entity owned by two of our former directors and employees. After engaging in discovery and other pre-trial activities the two sides agreed to a confidential settlement and the case has been dismissed. The settlement does not have a material outcome on us.

On March 30, 2007, we, along with several of our affiliates, were named in a suit in connection with an alleged assault by an employee of an affiliate and one of our stockholders and former officer and director. This matter was settled for $8,500 on February 28, 2012 in Kings County Supreme Court. This matter was settled out of court and we were not required to make any payment pursuant to the terms of the settlement and release agreement.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Date: July 8, 2013	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 8, 2013	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

7