Form 10-Q
period 2012-09-30
SCORES HOLDING CO INC
filed 2013-07-09
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$36,720	$8,930
Licensee receivable - including affiliates- net	95,638	112,561
Prepaid expenses	13,724	7,324
Settlement receivable	130,227	125,444

Total Current Assets	276,309	254,259

Settlement receivable	195,974	294,251
Loan receivable	31,144	30,000

TOTAL ASSETS	$503,427	$578,510

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$51,428	$82,956
Related party payable	256,144	284,366
Deferred revenue	-	105,140
Settlement payable	183,876	156,049

Total Current Liabilities	491,448	628,511

Settlement payable	236,127	354,540
Loan Payable	31,144	-

TOTAL LIABILITIES	758,719	983,051

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, -0- issued and outsatanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized,
165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,050,617	6,028,117
Accumulated deficit	(6,471,095)	(6,597,844)

Total stockholder's Deficit	(255,292)	(404,541)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$503,427	$578,510

See notes to condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDEDNSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES

Royalty Revenue	$181,774	$204,748	$513,873	$469,537

Total Revenue	181,774	204,748	513,873	469,537

EXPENSES

General and Administrative Expenses	112,856	208,083	403,898	537,207

NET INCOME (LOSS) FROM OPERATIONS	68,918	(3,335)	109,975	(67,670)

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(1,078)	-	(3,226)	-
Licensee Forfieture Income	-	-	20,000	-

TOTAL OTHER INCOME	(1,078)	0	16,774	0

NET INCOME (LOSS) BEFORE INCOME TAXES	67,840	(3,335)	126,749	(67,670)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$67,840	$(3,335)	$126,749	$(67,670)

NET INCOME (LOSS) PER SHARE-Basic and Diluted	0.000	(0.000)	0.001	(0.000)

WEIGHTED AVERAGE OF COMMOM SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124	165,186,124	165,186,124

See notes to condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$126,749	$(67,670)

Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Amortization	-	88,725
Contributed services	22,500	-

Changes in assets and liabilities:
Licensee receivable	16,923	14,512
Prepaid expenses	(6,400)	(7,424)
Deferred revenue	(105,140)	24,073
Accounts payable and accrued expenses	(31,528)	(12,043)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,104	40,173

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	(28,222)	(27,495)
Settlement receivable	93,494	-
Loan receivable	(1,144)	-
Settlement payable	(90,586)	-
Loan payable	31,144	-

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	4,686	(27,495)

NET INCREASE IN CASH	27,790	12,678
Cash and cash equivalents - beginning of year	8,930	23,748
Cash and cash equivalents - end of year	$36,720	$36,426

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$12,076	$492
Cash paid for income taxes	$-	$1,284

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2012.

Note 2. Summary of Significant Accounting Principles

Going Concern

The Company has incurred cumulative losses totaling $(6,471,095), a working capital deficit of $(215,139) and net income of $126,749 for the nine months ended September 30, 2012.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators and to take on operations in larger cities with greater demand for our product through acquisitions.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from four licensees who are unrelated to management of the Company. During the nine months ended September 30, 2012, revenues earned from royalties from these unrelated licensees amounted to $358,010 and there was $109,638 due and outstanding as of September 30, 2012.  The Company’s related New York affiliate commenced operations in May 2009 and revenue amounted to $155,862 during the nine month 2012 period; there was $-0- due and outstanding as of September 30, 2012.

During the nine month 2012 and 2011 periods our Baltimore licensee accounted for 20% and 23% and our Chicago licensee accounted for 18% and 18% of our total revenues, respectively.   Our New Orleans licensee accounted for 18% and 19% and our Tampa licensee accounted for 13% and 12% of our total revenues for the nine month periods ended 2012 and 2011 respectively.  Our related New York licensee accounted for 30% and 28% of our total revenues for the nine month periods ended 2012 and 2011 respectively. The Company’s Swan Media Group, Inc., Scoreslive.com licensee website went live during 2011 and began accruing royalties in the second quarter 2012. The Scoreslive.com licensee accounts for 1% and 0% of our total revenues for the nine months ended 2012 and 2011 respectively.

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

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner of IMO and is also the Company’s majority shareholder.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $186,144 and $236,866 remains a payable to this related party as of September 30, 2012 and December 31, 2011, respectively.  The Company also leases office space directly from Westside Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Between January 1, and March 31, 2009, the monthly rent including overhead was $5,000, since April 1, 2009, the monthly rent was reduced to $2,500 per month.  The Company owed WSR $70,000 and $47,500 in unpaid rents as of September 30, 2012 and December 31, 2011, respectively.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of SLC, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at September 30, 2012 of $ -0-. This trademark has been registered in the United States, Canada, Japan and the European Community. The trademark is being amortized by straight line methods over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating.  The Company recorded $ -0- and $88,725 of amortization expense, for the nine month periods ended September 30, 2012 and 2011, respectively. This intangible asset was fully amortized as of September 30, 2011.

Note 5. Licensees

The Company has five license agreements which were obtained between 2003 and 2010; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO” and Tampa Food and Entertainment Inc.

“IMO’s” members are our majority shareholder, Robert M. Gans, and Secretary and Board of Director, Howard Rosenbluth hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans. The club accounted for 30% and 28% of our royalty revenues during the first nine months of 2012 and 2011, respectively.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of September 30, 2012, the settlement receivable is $326,201.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of September 30, 2012, this promissory note balance is $31,144.

Note 7. Settlement/Note Payable

As discussed in the Note regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of September 30, 2012 $451,147 is outstanding.

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

On March 30, 2007, the Company, along with several of its affiliates, was named in a suit in connection with an alleged assault by an employee of an affiliate and one of the Company’s stockholders and former officer and director. This matter was settled for $8,500 on February 28, 2012 in Kings County Supreme Court. This matter was settled out of court and the Company was not required to make any payment pursuant to the terms of the settlement and release agreement.

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

On March 14, 2013 Miki Yamada, a former bartender at the Scores New York nightclub located at 536 West 28th Street, New York, NY filed charges against the Company and IMO with the EEOC claiming violations of Title VII based upon alleged sexual harassment, discrimination based on gender and unlawful retaliation. Ms. Yamada also delivered a draft civil complaint to the Company containing similar allegations. Although the Company disputed the issues of liability and damages asserted by Ms. Yamada, the Company and the other respondents settled these matters for a payment of $90,000 to Ms. Yamada pursuant to a settlement and release agreement dated April 30, 2013. These matters were settled out of court.

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

Results of Operations

Three Months Ended September 30, 2012 (“the 2012 three month period”) Compared to Three Months Ended September 30, 2011 (“the 2011 three month period”).

Revenues:

Revenues decreased to $181,774 for the 2012 three month period from $204,748 for the 2011 three month period.

Revenues from the New York Club increased 7% to $50,370 as compared to $47,240 for the 2012 and 2011 three month periods, respectively.  Revenues from our Chicago nightclub increased five percent (5%) to $33,298 for the 2012 three month period from $31,567 from the 2011 three month period, while revenues from our Baltimore club increased two percent (2%) to $36,589 for the 2012 three month period from $35,942 for the 2011 three month period and revenues from our New Orleans club decreased fifty percent (50%) to $30,000 for the 2012 three month period from $60,000 for the 2011 three month period. Revenue from our Tampa club remained the same at $30,000 for the 2012 and 2011 three month period. Revenue from our Scoreslive.com licensee increased one hundred percent (100%) to $1,517 for the 2012 three month period from $0 for the 2011 three month period.

General and Administrative Expenses:

General and administrative expenses decreased during the 2012 three month period to $112,856 from $208,083 during the 2011 three month period.  Costs related to administrative expenses decreased approximately by $95,227 from 2012 to 2011.  Legal expenses attributable to ongoing litigation amounted to $26,250 for the three month period ended September 30, 2012 and $65,611 for the three month period ended September 30, 2011 and amortization expense of the trademark from $0 for the three month period ended September 30, 2012 and $24,233 for the three month period ended September 30, 2011.

Provision for Income Taxes

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income/(Loss):

Our net income was $67,840 or $0.000 per share for the 2012 three month period compared to a net (loss) of $(3,335) or $(0.000) per share for the 2011 three month period.  The decrease in operating loss for the 2012 three month period was a result of a decrease of general and administrative expenses during the three month period.

Net income/(loss) per share data for both the 2012 three month period and the 2011 three month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

3

Nine Months Ended September 30, 2012 (“the 2012 nine month period”) Compared to Nine Months Ended September 30, 2011 (“the 2011 nine month period”).

Revenues:

Revenues increased to $513,873 for the 2012 nine month period from $469,537 for the 2011 nine month period.

Revenues from the New York Club increased 19% to $155,862 as compared to $130,938 for the 2012 and 2011 nine month periods, respectively.  Revenues from our Chicago nightclub increased six percent (6%) to $90,063 for the 2012 nine month period from $85,179 from the 2011 nine month period, while revenues from our Baltimore club decreased four percent (4%) to $104,924 for the 2012 nine month period from $109,422 for the 2011 nine month period and revenues from our New Orleans club remained the same at $90,000 for the 2012 and 2011 nine month period. Revenue from our Tampa club increased twenty-two percent (22%) to $66,000 for the 2012 nine month period from $54,000 for the 2011 nine month period. Revenue from our Scoreslive.com licensee increased one hundred percent (100%) to $7,023 for the 2012 the nine month period from $0 for the 2011 nine month period.

General and Administrative Expenses:

General and administrative expenses decreased during the 2012 nine month period to $403,898 from $537,207 during the 2011 nine month period.  Costs related to administrative expenses decreased approximately by $133,309 from 2012 to 2011.  This decrease in cost was largely attributable to a decrease in legal expenditures.  Legal expenses attributable to ongoing litigation amounted from $116,982 in the 2012 nine month period to $173,323 during the 2011 nine month period and amortization expense of the trademark from $-0- for the nine month period ended September 30, 2012 and $88,725 for the nine month period ended September 30, 2011.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income/(Loss):

Our net income was $126,749 or $0.001 per share for the 2012 nine month period compared to a net (loss) of $(67,670) or $(0.000) per share for the 2011 nine month period.  The decrease in operating loss for the 2012 nine month period was a result of an increase in royalty revenue during the nine month period.

Net income/(loss) per share data for both the 2012 nine month period and the 2011 nine month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At September 30, 2012, we had $36,720 in cash and cash equivalents compared to $8,930 in cash and cash equivalents at December 31, 2011.

Operating Activities:

Net cash provided by operating activities for the nine months ended September 30, 2012 and September 30, 2011 was $23,104 and $40,173 respectively. The increases in cash are related to decreases in the deferred revenue, between the 2012 and 2011 periods.

Financing Activities:

As of September 30, 2012, we owed $70,000 in rent to our Westside Realty affiliate and $186,144 to our New York affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2012 we had an accumulated deficit of $(6,471,095), with total current assets of $276,309 and total current liabilities of $491,448 or negative working capital of $(215,139). As of December 31, 2011, we had total current assets of $254,259 and total current liabilities of $628,511 or negative working capital of $(374,252).

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

On March 14, 2013 Miki Yamada, a former bartender at the Scores New York nightclub located at 536 West 28th Street, New York, NY filed charges against us and IM Operating LLC (“IMO”) with the EEOC claiming violations of Title VII based upon alleged sexual harassment, discrimination based on gender and unlawful retaliation. Ms. Yamada also delivered a draft civil complaint to us containing similar allegations. Although we disputed the issues of liability and damages asserted by Ms. Yamada, we settled these matters for a payment of $90,000 to Ms. Yamada pursuant to a settlement and release agreement dated April 30, 2013. These matters were settled out of court.

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