Form 10-K
period 2012-12-31
SCORES HOLDING CO INC
filed 2013-11-14
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: December 31, 2012
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:                 000 —16665

SCORES HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0426358
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

533-535 West 27th Street
New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 246-9090

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of exchange on which registered
N/A	N/A
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

On June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, 76,285,894 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $2,517,435, based on the last sale price of $0.033 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of October 25, 2013, there were 165,186,124 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “intends,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” the negative thereof or comparable terminology. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

Introduction: When we use the terms “Scores,” the “Company,” “we,” “us” and “our,” we mean Scores Holding Company, Inc. and all entities owned by us, except where it is clear that the term means only the parent company.

ITEM 1. BUSINESS

Overview

Scores Holding Company, Inc. was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. The Company adopted its current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to gentlemen’s nightclubs with adult entertainment in the United States. These clubs feature topless female entertainers together with opportunities for watching sporting events and corporate and private parties. There are six such clubs currently operating under the Scores name, in New York City, Baltimore, Chicago, Tampa, Atlantic City and New Orleans. We also have licensing agreements in place for a club in Detroit (not currently operating).

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

Until January 27, 2009, we were under common control with two previously existing nightclubs in New York, New York (“Scores East” and “Scores West”) which were owned, respectively, by 333 East 60th Street, Inc. (“333”), and Go West Entertainment, Inc. (“Go West”). EMS is also owned by 333. Through EMS, we had sublicense agreements with each of Scores East and Scores West pursuant to which they were entitled to use the Scores intellectual property. Throughout this report, we refer to Scores East and Scores West as our “formerly affiliated clubs.” All other clubs with the exception of our newly opened club in New York, Scores New York (see discussion below), are referred to as non-affiliated clubs or as licensees (or sublicensees, as applicable), a term that may include the formerly affiliated clubs when the context requires.

Mr. Gans is the majority owner of I.M. Operating LLC (“IMO”). IMO has a licensing agreement with us and has commenced operations in New York, New York under the club name Scores New York. (Throughout this report, we refer to Scores New York as our “affiliated club”).

As further described below, on January 27, 2009, Mitchell’s East LLC, a New York limited liability company wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock.

Change in our Ownership

On January 27, 2009, pursuant to a stock purchase agreement (the “SPA”), Mitchell’s East LLC (“Buyer”), purchased an aggregate of 88,900,230 shares (the “Owned Shares”) of our common stock beneficially owned by Richard Goldring and Elliot Osher (collectively the “Share Sellers”), as well as any rights Harvey Osher (the Share Sellers and Harvey Osher, together, the “Sellers”) may have in 13,886,059 shares of our common stock (the “Decedent Owned Shares”) currently held of record by the estate of William Osher, deceased, and any rights the Sellers may have in an additional 2,400,001 shares of our common stock (the “Expectancy Shares”).  Under the terms of the SPA, Harvey Osher is to deliver to the Buyer the Decedent Owned Shares that he may receive and the Sellers are to deliver to the Buyer any shares of the Company underlying the Expectancy Shares that any such Seller may receive.  Additionally, pursuant to the SPA, each of the Sellers granted to Buyer an irrevocable proxy enabling Buyer to act as his proxy with respect to any shares underlying the Decedent Owned Shares and the Expectancy Shares, as applicable.

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

Nightclubs Currently Licensing our Scores Brand

Pursuant to the Assignment Agreement between us and EMS dated January 27, 2009, payments to EMS under existing licenses with non-affiliated clubs were assigned to us. Since this Assignment Agreement, we have retained 100% of the royalty payments from each of these clubs.

In 2003, EMS licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to the Company under this license are the greater of $2,500 per week or 4.99% of the Chicago club’s gross revenues (less $25,000 per week) earned at that location. The Chicago club accounted for 18% and 18% of our total royalty revenues during 2012 and 2011, respectively.

In 2004, EMS licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to the Company under this license are the greater of $1,000 per week or 4.99% of gross revenues. The Baltimore club accounted for 20% and 23% of our total royalty revenues in 2012 and 2011, respectively.

In April 2007, EMS licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana “Score New Orleans”. Royalties payable under this license are capped at the greater of $4,000 per month or 4.99% of gross revenues. The New Orleans club accounted for 17% and 19% of our total royalty revenues during each of 2012 and 2011, respectively.

On January 27, 2009, we entered into a licensing agreement with IMO for the use of the Scores brand name “Scores New York.” IMO is owned in the majority by Robert M. Gans who is also our majority shareholder. The address where IMO’s new club is located is the same address as that of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27 th Street Building”). Royalties payable to us under this license agreement have been set at 3% of gross revenues of Scores New York. Scores New York commenced operations in May 2009 and has accounted for 29% of our total royalty revenue during 2012 and 29% of our total royalty revenue during 2011. The West 27th Street Building is owned by Westside Realty of New York (“WSR”). Robert M. Gans is the majority owner of WSR.

On September 30, 2010, we entered into a licensing agreement with Tampa Food & Entertainment, Inc. Upon signing the contract, we received a non-refundable fee. For the first twelve months we received a flat fee of $6,000 per month with an advance payment made at the signing of the contract. Following that initial 12-month period, royalties payable to us under this license are capped at the greater of $6,000 per month or 4.99% of net revenues, and beginning July 1, 2012, the greater of $10,000 or 4.99% of the net revenues. The Company subsequently entered into an Addendum to this agreement providing that until such time as 4.99% of net revenues for any month are equal to or greater than $8,000, the fee shall be $10,000 per month. The Tampa club accounted for 14% of our total royalty revenue during 2012 and 11% of our total revenue during 2011.

On December 26, 2012, we entered into a licensing agreement with Norm A Properties LLC for the use of certain Scores trademarks in Michigan. For the first five years of the agreement, we will receive a flat fee of $10,000 per month but will be required to designate a portion of that fee for advertising Scores Detroit. The Detroit club was not operating as of December 31, 2012.

Pursuant to an oral arrangement in November 2013 we granted a license for the use of the “Scores Atlantic City” name to Star Light Events LLC for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years. We are currently in the process of preparing a written license agreement with respect to our arrangement with Star Light Events LLC. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner of Star Light Events LLC.

Scoreslive.com

On January 24, 2006, we entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” EMS was not a party to this license agreement. Our agreement with AYA provides for royalty payments to be made directly to us at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. The license continues for as long as the website is operational. Scoreslive.com piloted in January 2007. The Company began accruing royalties under the Scoreslive.com license in the second quarter of 2012. The Scoreslive.com license accounts for 1% and 0% of our total revenues in 2012 and 2011, respectively. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc. (“SMG”), a newly formed New York corporation whose majority owner is Robert M. Gans.

Burhill LLC

On August 5, 2010, we entered into a license agreement (the “License Agreement”) with Burhill LLC (the “Licensee”) pursuant to which the Licensee will license the Scores trademarks and create, distribute, advertise and promote programming content in all forms of media using the Scores trademarks and conducting business under the name “Scores.”  The Licensee had agreed to pay us a non-refundable royalty equal to five percent (5%) of the revenues of the Licensee earned in connection with the Licensee’s use of the Scores trademarks, net of actual local sales taxes paid and including any and all licensing fees charged to third parties for the use of the programming content owned and/or distributed by the Licensee.  The Licensee is wholly owned by Robert M. Gans, our President and Chief Executive Officer and owner of Mitchell’s East LLC, our majority stockholder. This arrangement with Burhill LLC was terminated in July 2011. No royalties were ever paid pursuant to the License Agreement.

Competition

The adult nightclub entertainment business is highly competitive with respect to price, service, location and professionalism of its entertainment. Sublicensed clubs will compete with many locally-owned adult nightclubs. It is our belief, however, that only a few of these nightclubs have names that enjoy recognition and status equal to the Scores brand. For example, there are approximately twenty five (25) adult entertainment cabaret night clubs within the five boroughs of New York City; approximately six upscale located in the borough of Manhattan. We believe only three (Ricks Cabaret, Hustler and Penthouse) provide the most competitive adult entertainment experience to that of our brand and our New York affiliate. Other localities where our “Scores” brand is licensed have similar competitive environments. Penthouse is a related-party competitor due to the common control and ownership by our President and Chief Executive Officer.

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

Employees

At the present time, we have no employees.

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

Zoning Restrictions

Adult entertainment establishments must comply with local zoning restrictions which can be stringent. For example, zoning regulations in the City of New York mandate that an adult entertainment business operate in an area zoned as residential, or in areas that are commercially zoned, and devotes more than either 40% or more of its space available to customers or 10,000 square feet for adult entertainment activities. Although we expect our licensees to operate within "zoned" areas, we cannot make any assurances that local zoning regulations will remain constant, or that if changed, our licensees will be able to continue operations under our Scores brand name trademark. If zoning regulations were to restrict the operations of one or more of our licensees, this could have a material or adverse effect on our cash flow and profitability.

We hold trademark and/or service mark registrations for the following trademarks in the United States: SCORES (Stylized) trademark, SCORES NEW YORK (Stylized), and SCORES SHOWROOM and Design. Such registrations were granted on various dates and are subject to renewal on various dates. Some of these trademarks are also registered in other jurisdictions outside of the United States. Applications have also been filed in the United States for other trademarks and/or service marks incorporating the SCORES word trademark, as well as others. It is too early to know whether registrations will issue for these pending applications.

Our trademarks and service marks provide significant value to us and are an important factor in our business. We believe that our trademarks and service marks do not infringe the intellectual property rights of any third parties.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of July 1, 2008, WSR, the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location. On April 1, 2009, the monthly rent, which includes overhead cost, has been $2,500. Mr. Gans, the Company’s President, Chief Executive Officer, and majority shareholder, is the majority owner of WSR.

ITEM 3. LEGAL PROCEEDINGS

On June 14, 2013, Elizabeth Shiflett, a former cocktail waitress, filed a civil lawsuit against us in the S.D.N.Y. alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”), as amended, the New York State Human Rights Law (“NYSHRL”) and the New York City Human Rights Law (“NYCHRL”) based upon allegations of sexual discrimination, creating a hostile work environment based upon plaintiff’s sex and race and unlawful retaliation against plaintiff. The lawsuit further alleges that at all material times we were the employer of the plaintiff. The lawsuit had been preceded by a Determination of the U.S. Equal Employment Opportunity Commission (the “EEOC”) on January 25, 2013 that there was reasonable cause to believe that we had violated Title VII as a result of the complained-of conduct. The lawsuit seeks a declaratory judgment that the practices complained of violated Title VII, the NYSHRL and the NYCHRL, an injunction enjoining us from engaging in future unlawful acts of discrimination, harassment and retaliation, unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings, emotional distress, humiliation and loss of reputation, punitive damages as a result of our alleged disregard of plaintiff’s protected civil rights, and attorneys’ fees and costs. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination, sexual and racial harassment and retaliation. We will vigorously defend ourselves in this litigation and do not expect that the outcome will have a material impact on our operations.

On March 14, 2013, Miki Yamada, a former bartender at the Scores New York nightclub located at 536 West 28th Street, New York, NY filed charges against us and IM Operating LLC (“IMO”) with the EEOC claiming violations of Title VII based upon alleged sexual harassment, discrimination based on gender and unlawful retaliation. Ms. Yamada also delivered a draft civil complaint to us containing similar allegations. Although we disputed the issues of liability and damages asserted by Ms. Yamada, we settled these matters for a payment of $90,000 to Ms. Yamada pursuant to a settlement and release agreement dated April 30, 2013. These matters were settled out of court.

On June 14, 2011, Christina Maldonado, a former front door receptionist/coat checker at Scores New York, located in New York NY filed a civil lawsuit New York State Supreme Court against us and IMO alleging violations of Title VII of the Civil Rights Act, New York State Human Rights Law, New York Executive Law, New York City Human Rights Law and the New York City Administrative Code, based on allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that both we and IMO were her employers. The lawsuit seeks unspecified damages for alleged loss of past and future earnings and emotional distress and humiliation. We dispute that that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We responded to the complaint and later filed an amended complaint and asserted a cross claim against IMO. We are vigorously defending ourselves in this litigation and do not expect that the outcome will be material.

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

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against us and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both we and Go West were employers of Ms. Vargas, the plaintiff. The lawsuit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We filed our verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed. On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay was lifted. We subsequently filed an amended response asserting cross-claims for judgment against both Go West and our former affiliate, Entertainment Management Services, Inc. ("EMS"), an entity owned by two of our former directors and employees. After engaging in discovery and other pre-trial activities the two sides agreed to a confidential settlement on February 22, 2013 and the case has been dismissed. The settlement does not have a material outcome on us.

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock has been quoted on OTC Pink, a marketplace under the OTC Markets Group (formerly known as Pink OTC Markets and Pink Sheets) under the symbol “SCRH” since 2004. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as reported by Nasdaq on its website, www.nasdaq.com. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2011	.075	.06
June 30, 2011	.07	.04
September 30, 2011	.055	.0275
December 31, 2011	.05	.025
March 31, 2012	.0475	.0222
June 30, 2012	.0575	.024
September 30, 2012	.05	.04
December 31, 2012	.047	.0355

Holders

As of October 25, 2013, there were approximately 580 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

On August 6, 2010, our Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”) subject to the approval of our shareholders within twelve months of adoption. Shareholders had not adopted the 2010 Plan by August 6, 2011 and, accordingly, the 2010 Plan terminated).  The 2010 Plan provided for the issuance of both non-statutory and incentive stock options and other awards to officers, directors, employees and consultants to acquire up to 20,000,000 shares of our common stock. No stock options or other awards were ever granted pursuant to the 2010 Plan. The following table sets forth information our equity compensation plans as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0		$—	0
Equity compensation plans not approved by security holders	85,000	[1]	$2.80	—
Total	85,000		$2.80	—

1On October 22, 2002, we granted options to purchase shares of the Company’s common stock to the Company’s former executive officers in consideration for their employment with the Company. The options vested upon issuance on October 22, 2002 and expires on March 21, 2013. The table above reflects those shares that were authorized for issuance as of December 31, 2012.
ITEM 6. SELECTED FINANCIAL DATA.

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

For the year ended December 31, 2012 (the “2012 period”) compared to the year ended December 31, 2011 (the “2011 period”).

Revenues:

Revenues increased to $693,889 for the 2012 period from $629,251 for the 2011 period. This increase was primarily due to increased sales in our Tampa club, which commenced operations in late 2010 and revenues from this club amounted to $96,000 during the 2012 period and $72,000 during the 2011 period. Our operations are dependent upon royalties from our New York affiliated club which, in 2012, represented 29% of our total revenue. We license our brand to innovative and experienced operators who help sustain our brand by providing quality service to customers. Revenues increased 9% to $121,816 in the 2012 period from $112,168 in the 2011 period for the Chicago club, revenues decreased 2% to $138,781 in the 2012 period from $142,214 in the 2011 period for the Baltimore club and remained the same at $120,000 for the 2012 period and the 2011 period for the New Orleans club. Revenues increased 8% to 197,892 in the 2012 period from $182,870 in the 2011 period for the New York club. The Scoreslive.com license accounts for 1% and 0% of our total revenues in 2012 and 2011, respectively. Since our licenses are mostly structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level.

We recognize revenues as they are earned, not as they are collected.
Bad Debt Expense
As of December 31, 2012, our New Orleans licensee owed us $54,000 in accrued and unpaid royalties. During the 2012 period, management agreed to write off $35,000 to bad debt and utilize the $14,000 allowance for bad debt in connection with the amount owed by our New Orleans licensee.
Operating Expenses:

Operating expenses for the 2012 period and the 2011 period were $670,719 and $884,195 respectively. These expenses were directly related to the maintenance of the corporate entity and regulatory filing of periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”). To comply with the requirements of Sarbanes Oxley, we expect these regulatory costs to increase in future years. Most of the 24% of decrease in operating expenses can be attributed to legal fees and amortization expense that decreased in 2012. Legal expense decreased $132,261, largely attributed to the settlement of the class action lawsuit initiated under the prior management of the Company (S.Diaz, et al. v. Scores Holding Company Inc.). The recovery of $440,000 from prior shareholders as part of the settlement of this case helped offset other expenses. Our business development and other executive administrative costs changed modestly during the 2012 period from the 2011 period, but are expected to increase in future periods due to the proposed expansion of our brand into emerging markets. Our current year amortization of the intangible assets is $0, which decreased from $88,725 in the 2011 period. The intangible asset was fully amortized as of December 31, 2011.

Provision for Income Taxes:

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses.
Net Income per share:

Our net income for the 2012 year end was $39,090 or $.000 per share versus a net income of $183,627 or $.001 per share for the 2011 year end. During the 2012 period, we increased our royalty revenue by $64,638. Our net income decreased in 2012 by $144,537 due to the 2011 gain on settlement and costs primarily incurred by the settlement of the S.Diaz, et al. v. Scores Holding Company Inc. This material change from the 2011 period to the 2012 period is based on net income available to common shareholders divided by the weighted average of the common shares outstanding.

Liquidity and Capital Resources

At December 31, 2012, we had $59,139 in cash and cash equivalents compared to $8,930 in cash and cash equivalents at December 31, 2011.

On February 28, 2007, our then President, Chief Executive Officer, Director and majority stockholder, Richard Goldring resigned from each of his positions, and terminated his employment with us. Under the terms of his employment agreement dated March 31, 2003, we were obligated to pay Mr. Goldring a $1 million termination fee (the “Termination Fee”). Because of our lack of cash and other business-related reasons, we did not pay Mr. Goldring the Termination Fee. On May 10, 2009 Mr. Goldring assigned his right, title and interest in and to the Termination Fee to Robert M. Gans. As further discussed below, we do not expect Mr. Gans to require from us payment of the Termination Fee.

We have incurred cumulative losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2012 we had an accumulated deficit of $(6,558,754). As of December 31, 2012, we had total current assets of $270,341 and total current liabilities of $572,520 or negative working capital of $(302,179). As of December 31, 2011, we had total current assets of $254,259 and total current liabilities of $628,511 or negative working capital of $(374,252). The decrease in the amount of negative working capital has been primarily attributable to the decrease in our related party payable and the settlement of the class action lawsuit in 2011. During the 2012 period, the Company increased its cash position due to the decrease in litigation expense and the increase in royalty revenue.

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

We will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complimentary to ours. These may require the use of cash, which would also require us to seek financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our adult entertainment licensing business.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

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

Revenue Recognition

Revenues for the 2012 period and the 2011 period were derived predominately from royalties. We apply judgment to ensure that the criteria for recognizing revenues are consistently applied and achieved for all recognized sales transactions.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. Professional judgment is required by management in estimating a provision for our deferred tax asset. Because the Company consistently incurred net losses in prior years, a valuation for the full deferred tax asset was recorded based on carry forwards of such net operating losses. This was due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust such valuation recorded.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2012 and 2011 are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, consisting of Robert M. Gans, our chief executive officer, and Howard Rosenbluth, our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not sufficiently effective to ensure that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our acting chief executive officer and chief financial officer and secretary, as appropriate to allow timely decisions regarding required disclosure. In particular, we concluded that because of material weaknesses in our internal control over financial reporting described below, and lack of sufficient resources, as of December 31, 2012, our disclosure controls and procedures were not effective.

The deficiencies in the Company’s disclosure controls and procedures resulted in failures to timely file periodic reports within the time periods specified in the SEC's rules and forms.

In May 2013, the Company engaged a consultant, qualified as a certified public accountant to assist the Company’s controller in preparing periodic reports and the accompanying financial statements. The consultant has also been charged with communicating with management to verify information contained in such reports and statements. The Company intends to take additional corrective action to ensure that information required to be disclosed by the Company pursuant to the reports that the Company files or submits to the SEC is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the year ended December 31, 2012, our management has identified the following material weaknesses.

1.
Lack of sufficient independent directors to form an audit committee. We did not have a functioning audit committee due to a lack of a majority of independent directors on our board of directors. We currently have no independent directors on our board, which is comprised of three directors. Although there is no requirement that we have an audit committee, we intend to have a majority of independent directors as soon as we are reasonably able to do so. This lack of a functioning audit committee resulted in our having ineffective oversight in the establishment and monitoring of required internal controls and procedures.

2.
Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2012, we had one person on staff who performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

Based on this evaluation and the material weaknesses identified, management concluded that, as of December 31, 2012 our internal controls over financial reporting were not effective, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO .

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

As stated above, on May 28, 2013, we hired a consultant to assist our controller with disclosure controls and procedures. The Company intends to take corrective action to ensure that information required to be disclosed by the Company pursuant to the reports that the Company files or submits to the SEC is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of October 25, 2013, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve until the next annual meeting of the Board of Directors, until their successors are elected or appointed and qualified, or until their prior resignation or removal.

Name	Positions Held	Age	Date of Election or Appointment as Director
Robert M. Gans	President, Chief Executive Officer and Director	69	August 6, 2010
Martin Gans	Director	77	June 23, 2009
Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	66	April 21, 2009

The following is a brief account of the business experience during the past five years or more of our directors and executive officer.

Robert M. Gans. Mr. Gans became President, Chief Executive Officer and director on August 6, 2010. For the past forty two years Robert M. Gans has owned and operated companies in the building materials business, as well as gentlemen’s clubs, restaurants, and several commercial and residential real estate properties.  Mr. Gans has either been the President, Managing Member, or sole owner of all of the companies in which he has been involved including The Executive Club LLC, a Company operating in the Gentlemen’s club industry. None of the companies was or is a public company. The Board concluded that Mr. Gans should serve as a director of the Company because of his extensive experience in the management and operation of gentlemen’s clubs.

Martin Gans. Martin Gans, who became a director on June 23, 2009, has been retired since 2002.  Prior to his retirement, Mr. Gans held managerial positions with The Nassau County Board of Elections, from 1994 to 2002, and with the Metropolitan New York hospitals, from 1990 to 1994.  Mr. Gans has a MBA in Health Care Administration from George Washington University and a Bachelor’s degree in Economics from Hunter College. Mr. Gans served in the United States Army where he reached the rank of SP4. The Board concluded that Mr. Gans should serve as a director of the Company because of his managerial experience and the knowledge and experience he has attained through his service as a director of the Company.

Robert Gans and Martin Gans are brothers.

Howard Rosenbluth. Mr. Rosenbluth became our Treasurer, Chief Financial Officer and Secretary on August 6, 2010, and became a director on April 21, 2009. Over the past five years, Mr. Rosenbluth has been an executive officer overseeing the financial operations for Metropolitan Lumber Hardware and Building Supplies, Inc., and The Executive Club LLC, a company operating in the Gentlemen’s club industry.  Mr. Rosenbluth received an MBA in Finance in 1975 from the University of Connecticut and has owned a consulting firm, a manufacturing company and a restaurant and has worked in public accounting and consulting for more than 35 years. The Board concluded that Mr. Rosenbluth should serve as a director of the Company because of his financial literacy and expertise, as well as his extensive experience in the management and operation of gentlemen’s clubs.

Board of Directors

None of our directors receives any remuneration for acting as such. Directors may, however, be reimbursed for their out-of-pocket expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been established to date. Accordingly, we do not have an audit committee or an audit committee financial expert. Given the small size of the Company’s board of directors and the limited number of independent directors over the Company’s history, the board has determined that it is appropriate for the entire board of directors to act as its audit committee, which has resulted in the directors who are also executive officers serving on its audit committee. Similarly, we do not have a nominating committee or a committee performing similar functions. We have not implemented procedures by which our security holders may recommend board nominees to us, but expect to do so in the future.

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

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during 2012 and Forms 5 and amendments thereto received by the Company with respect to 2012 and any written representations from certain reporting persons that no Form 5 is required, none of our directors failed to file a required report on Form 3, Form 4 or Form 5 during the fiscal year ended December 31, 2012.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

Code of Ethics

Due to the scope of our current operations, as of December 31, 2012, we have not adopted a code of ethics for financial executives, which include our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2012 and 2011 to (i) all individuals that served as our chief executive officer and our chief financial officer or acted in similar capacities for us at any time during the fiscal years ended December 31, 2012 and 2011 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2012 and 2011 that received annual compensation during such fiscal years in excess of $100,000 (collectively, the “named executive officers”).

Summary Compensation Table

						Non-Equity
						Incentive
				Stock	Option	Plan	All Other
Name and			Bonus	Awards	Awards	Compen-	Compensation
Principal Position	Year	Salary ($)	($)	($)	($)	sation ($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)	(j)
Robert M. Gans,	2012	0	0	0	0	0	0	0
Chief Executive Officer	2011	0	0	0	0	0	0	0

Howard Rosenbluth,	2012	0	0	0	0	0	0	0
Chief Financial Officer	2011	0	0	0	0	0	0	0

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2010 Plan, which was adopted by our board but never approved by our shareholders. (See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans” above.) We have no other plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in a named executive officer’s responsibilities following a change in control.

Effective January 1, 2013, we entered into a management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber provides management and other services to us, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, we pay Metropolitan Lumber a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice.  Mr. Gans is the majority owner of Metropolitan Lumber.

Outstanding Equity Awards at 2012 Fiscal Year-End

As of the year ended December 31, 2012, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal years ended December 31, 2012 and 2011 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors. The following table shows compensation earned by each of our non-officer directors for the year ended December 31, 2012.
	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Martin Gans	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of October 25, 2013 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Robert M. Gans (2)	Common Stock	88,900,230	(2)	53.8%

Howard Rosenbluth	Common Stock	- 0 -		0.0%

Martin Gans	Common Stock	- 0 -		0.0%

All directors and executive officers as a group (3 persons)	Common Stock	88,900,230	(2)	53.8%

Mitchell’s East LLC (2) 617 Eleventh Avenue New York, NY 10036	Common Stock	88,900,230	(2)	53.8%

Estate of William Osher (3) 2955 Shell Road Brooklyn, NY	Common Stock	13,886,059		8.4%
____________________

(1)	Based upon 165,186,124 shares of Common Stock issued and outstanding as at October 25, 2013.

(2)
Robert M. Gans is the sole owner of Mitchell’s East LLC. The principal business address of Mr. Gans is 617 Eleventh Avenue, New York, NY 10036. Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the Stock Purchase Agreement whereby Mr. Gans purchased any rights of H. Osher to such shares.

(3)
William Osher passed away in August, 2007. H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

Securities Authorized for Issuance under Equity Compensation Plans

On August 6, 2010, our Board of Directors adopted the 2010 Plan.  The 2010 Plan provided for the issuance of both non-statutory and incentive stock options and other awards to acquire up to 20,000,000 shares of our common stock. Having never been approved by our shareholders, the 2010 Plan termination on August 6, 2011. We had not issued any shares and there are no outstanding grants under the 2010 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc. (“SMG”), a newly formed New York corporation whose majority owner is Robert M. Gans, who is also the majority shareholder and Chief executive officer of the Company.

As of July 1, 2008, West Side Realty of New York (WSR), the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location. On April 1, 2009, the monthly rent, which includes overhead cost, was $2,500. As discussed in Note 2 to the Company’s financial statements, a capital contribution has been recorded for personnel services rendered by Mr. Gans in the amount of $30,000 for the year 2012 and 2011. Director Robert M. Gans is the majority owner of WSR. The Company owed WSR $77,500 and $47,500 in unpaid rents as of December 31, 2012 and 2011, respectively. Mr. Gans owns 66 2/3% of WSR.

On January 27, 2009, the Company entered into a licensing agreement with I.M. Operating LLC (“IMO”)  for the use of the Scores brand name “Scores New York.” Robert M. Gans is the majority shareholder of IMO. Pursuant to the licensing agreement, the Company receives 3% of the gross revenues of the Scores New York club.

As of January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber, Hardware and Building Suppliers, Inc., which is majority owned by Mr. Gans. (See “item 11. Executive Compensation” above.)

In November 2013, the Company granted a license for the use of the “Scores Atlantic City” name to Star Light Events LLC for its gentlemen’s club in Atlantic City, New Jersey. Robert M. Gans is the majority owner of Star Light Events LLC. (See Item 1. Business – Nightclubs Currently Licensing our Scores Brand”)

Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2012 and 2011 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2012	Fiscal year ended December 31, 2011
Audit Fees (1)	$30,000	$30,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	3,000	3,000
All Other Fees (4)	—	—
Total Fees	$33,000	$33,000

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of annual consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

Audit Committee’s Pre-Approval Practice.

Inasmuch as we do not have an audit committee, our Board of Directors performs the functions of an audit committee. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of the audit committee) or unless the services meet certain de-minimis standards.

All audit services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statement Schedules

The consolidated financial statements of Scores Holding Company, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No		SEC Report Reference Number	Description

3.1	*		Certificate of Incorporation of Scores Holding Company, Inc.

3.2		3(ii)	By-Laws of Scores Holding Company, Inc. (1)

10.1		10.20	Stock Option Agreement dated October 22, 2002 between the Registrant and Richard Goldring (2)

10.2		10.21	Stock Option Agreement dated October 22, 2002 between the Registrant and Elda Auerback (2)

10.3		10.28	Sublicense Agreement, dated June 13, 2003, between Entertainment Management Services, Inc. and Stone Park Entertainment (3)

10.4		10.29	Sublicense Agreement, dated February 27, 2004, between Entertainment Management Services, Inc. and Club 2000 Eastern Avenue, Inc. (3)

10.5		10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc. (4)

10.6		10.42	Sublicense Agreement, dated April 2, 2007, between Entertainment Management Services, Inc. and Silver Bourbon, Inc. (4)

10.7		10.1	Transfer Agreement by and among the Registrant, 333 East 60th Street Inc. (“333”) and Entertainment Management Services, Inc. (“EMS”) dated as of December 9, 2008 (5)

10.8		10.2	Cancellation Agreement by and among the Registrant and EMS dated as of January 27, 2009 (5)

10.9		10.3	Assignment and Assumption Agreement by and among the Registrant, 333 and EMS dated as of January 27, 2009 (5)

10.10		10.47	License Agreement, dated January 27, 2009, between the Registrant and I.M. Operating LLC (6)

10.11		10.1	License Agreement by and between the Registrant and Burhill LLC (7)

10.12	**	10.2	Scores Holding Company, Inc. 2010 Equity Incentive Plan (7)

10.13	**	10.3	Form of Option Agreement for the 2010 Plan (7)

10.14	**	10.4	Form of Director and Officer Indemnification Agreement (7)

10.15	*		Stock Purchase Agreement, dated January 27, 2009, among Elliot Osher, Harvey Osher, Richard Goldring and Mitchell’s East LLC

10.16	*		License Agreement (and Addendum) by and between Scores Holding Company, Inc. and Tampa Food & Entertainment, Inc. dated September 30, 2010

10.17	*		License Agreement by and between the Registrant and Norm A. Properties dated December 26, 2012

10.18	*		Management Services Agreement, effective January 1, 2013, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc.

21	*		List of Subsidiaries

31.1	*		Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*		Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		***	XBRL INSTANCE DOCUMENT
101.SCH		***	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL		***	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF		***	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB		***	TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE		***	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
____________________

* Filed herewith.

**	Indicates managements contract or compensatory plan or arrangement.

*** This certification or information is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)
Filed with the Securities and Exchange Commission on April 4, 1997 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 1996, which exhibit is incorporated herein by reference.

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

Date: November 14, 2013	SCORES HOLDING COMPANY, INC.

	By:	/s/Robert M. Gans
Robert M. Gans
Chief Executive Officer

	By:	/s/Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	Director	November 14, 2013
Robert M. Gans

/s/ Howard Rosenbluth	Director	November 14, 2013
Howard Rosenbluth

/s/ Martin Gans	Director	November 14, 2013
Martin Gans

  PART IV – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Scores Holding Company, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and cash flows for each of the years ended December 31, 2012 and 2011 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Scores Holding Company, Inc. will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficit as of December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.
Certified Public Accountants

New York, New York
November 4, 2013

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$59,139	$8,930
Licensee receivable - including affiliates- net	71,911	112,561
Prepaid expenses	7,429	7,324
Settlement receivable	131,862	125,444

Total Current Assets	270,341	254,259

Settlement receivable	162,389	294,251
Loan receivable	31,535	30,000

TOTAL ASSETS	$464,265	$578,510

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$157,704	$82,956
Related party payable	221,615	284,366
Deferred revenue	-	105,140
Settlement payable due to related party	193,201	156,049

Total Current Liabilities	572,520	628,511

Settlement payable due to related party	195,661	354,540
Note Payable due to related party	31,535	-

TOTAL LIABILITIES	799,716	983,051

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outsatanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,028,117
Accumulated deficit	(6,558,754)	(6,597,844)

Total Stockholder's Deficit	(335,451)	(404,541)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$464,265	$578,510

(See accompanying notes to the consolidated financial statements)

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

REVENUES

Royalty Revenue	$693,889	$629,251

Total Revenue	693,889	629,251

EXPENSES

General and Administrative Expenses	670,719	884,195

INCOME (LOSS) FROM OPERATIONS	23,170	(254,944)

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(4,080)	(1,429)
Gain on Settlement	-	440,000
Licensee Forfieture Income	20,000	-

TOTAL OTHER INCOME	15,920	438,571

INCOME BEFORE INCOME TAXES	39,090	183,627

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$39,090	$183,627

NET INCOME PER SHARE-Basic and Diluted	0.000	0.001

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124

(See accompanying notes to the consolidated financial statements)

  SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2012 and 2011

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2010	165,186,124	165,186	5,998,117	(6,781,471)	(618,168)

Capital Contribution			30,000		30,000

Net Income				183,627	183,627

Balance as of December 31, 2011	165,186,124	$165,186	$6,028,117	$(6,597,844)	$(404,541)

Capital Contribution			30,000		30,000

Net Income				39,090	39,090

Balance as of December 31, 2012	165,186,124	$165,186	$6,058,117	$(6,558,754)	$(335,451)

(See accompanying notes to the consolidated financial statements)

  SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$39,090	$183,627

Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Amortization	-	88,725
Contributed services	30,000	30,000

Changes in assets and liabilities:
Licensee receivable	40,650	(24,830)
Prepaid expenses	(105)	(982)
Deferred revenue	(105,140)	87,140
Accounts payable and accrued expenses	74,748	(419,397)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	79,243	(55,717)

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	(62,751)	(19,995)
Settlement receivable	125,444	(419,695)
Loan receivable	(1,535)	(30,000)
Settlement payable	(121,727)	510,589
Loan payable	31,535	-

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(29,034)	40,899

NET INCREASE/(DECREASE) IN CASH	50,209	(14,818)
Cash and cash equivalents - beginning of year	8,930	23,748
Cash and cash equivalents - end of year	$59,139	$8,930

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid for income taxes	$329	$2,296

(See accompanying notes to the consolidated financial statements)

SCORES HOLDING COMPANY and Subsidiaries
Years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Note 1. Organization

Scores Holding Company, Inc. and subsidiaries (the “Company”) is a Utah corporation, formed in September 1981 and is located in New York, NY. Originally incorporated under the name Adonis Energy, Inc.,  the Company is a licensing company that exploits the “Scores” name and trademark for franchising and other licensing options.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements of the Company include the accounts of Scores Licensing Corp.

Note 2. Summary of Significant Accounting Principles

BASIS OF PRESENTATION - Going Concern

The Company has incurred cumulative losses totaling $(6,558,754) a working capital deficit of $(302,179) and a net income of $39,090 at December 31, 2012. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of the brand with its current and new operators.  There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not increase its operations.

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

SCORES HOLDING COMPANY and Subsidiaries
Years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

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

Licensee receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts had a balance of $-0- and $14,000 for the December 31, 2012 and 2011 periods. In reviewing any delinquent royalty or note receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability .

Stock Based Compensation

The Company accounts for the plans under the recognition and measurement provisions of Accounting Standards Codification (ASC) Topic 718Compensation – Stock Compensation. The standard requires entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

There were no stock options or warrants issued during the years ended December 31, 2012 and 2011, hence the Company has recorded no compensation expense. If the Company were to issue equity rights for compensation, then the Company would recognize compensation expense under Topic 718 over the requisite service period using the Black-Scholes model for equity rights granted.

Revenue recognition

The Company records revenues from its license agreements on a straight line basis over the term of the license agreements. If a license agreement is terminated then the remaining unearned balance of the deferred revenues are recorded as earned if applicable. Revenue is recognized when earned, as products are completed and delivered or services are provided to customers.

SCORES HOLDING COMPANY and Subsidiaries
Years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

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

The Company has a net operating loss carryforward of approximately $6,200,000, which expire in the years 2018 through 2032. The related deferred tax asset of approximately $2,764,000 has been offset by a valuation allowance. The Company’s net operating loss carryforwards may have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

	2012	2011

Deferred tax assets:

Net operating loss carryforward	$2,750,000	$2,780,000

Temporary – legal accrual	14,000	-

Less valuation allowance	(2,764,000)	(2,780,000)

Net deferred tax asset	$-	$-

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2012 and 2011, as a result of the following:

	2012	2011

Tax (benefit) at statutory rate	$13,000	$62,000

State and local taxes	3,000	19,000

Permanent differences	-	36,000

Change in valuation allowance	(16,000)	117,000

Tax due	$-	$-

SCORES HOLDING COMPANY and Subsidiaries
Years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Loss per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2012 and 2011, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from five licensees who are unrelated from management of the Company. During the December 31, 2012 period, revenues earned from royalties and merchandise sales from these unrelated licensees amounted to $693,889 and there was $71,911 due and outstanding as of December 31, 2012. The Company’s New York affiliate revenues increased 8% to $197,892 during the 2012 period from $182,870 during the 2011 period. The Company’s Baltimore club had revenues decrease 2% to $138,781 in the 2012 period from $142,214 in the 2011 period and Chicago revenues increased by 9% to $121,816 in the 2012 period from $112,168 in the 2011 period. In addition, revenues from the Company’s New Orleans nightclub remained the same at $120,000 in the 2012 and 2011 period. The Company’s Tampa Club had revenues increase 33% to $96,000 in the 2012 period from $72,000 in the 2011 period. The Company’s affiliate Swan Media Group, Inc., Scoreslive.com licensee website went live during 2011 and began accruing royalties in the second quarter of 2012. The Scoreslive.com licensee accounts for 1% and 0% of our total revenues for the 2012 and 2011 periods, respectively.

SCORES HOLDING COMPANY and Subsidiaries
Years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update “ASU” 2013-11 on “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  The amendments in this ASU are to improve the current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  Current U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. IMO is also owned by Robert M. Gans who is the Company’s majority shareholder. During the years since IMO paid for various administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $144,115 remains a payable to this related party. The Company also leases office space directly from Westside Realty of New York (WSR), the owner of the West 27th Street Building. The majority owner of WSR is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. The Company owed WSR $77,500 and $47,500 in unpaid rents as of December 31, 2012 and 2011, respectively.

SCORES HOLDING COMPANY and Subsidiaries
Years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

The total amounts due to the various related parties as of December 31, 2012 and 2011 was $221,615 and $284,366, respectively.

A capital contribution has been recorded for personnel services rendered the majority shareholder in the amount of $30,000for the year 2012 and 2011.

Note 4.  Intangible Assets

Trademark

In connection with the acquisition of Scores Licensing Company (“SLC”) the Company acquired the trademark to the name "SCORES". This trademark had a gross recorded value at December 31, 2008 of $878,318 which had been increased for the purchase from SLC for $250,000. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark has been completely amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. The Company recorded $0 in 2012 and $88,725 of amortization expense, in 2011.  As of December 31, 2011 the cost of the trademark has been fully amortized.

The Company believes that the carrying amount of the “Scores” trademark exceeds its fair or net present value as of December 31, 2012 and 2011.

Note 5. Licensees

The Company has seven license agreements which were obtained between 2003 and 2012; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO”, Tampa Food and Entertainment Inc, Norm A Properties, LLC and Swan Media Group, Inc. (formerly AYA International, Inc.).

“IMO’s” members are the Company’s majority shareholder, Robert M. Gans, and Secretary and Board of Director, Howard Rosenbluth hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans. The club accounted for 29% and 29% of our royalty revenues during the year of 2012 and 2011, respectively.

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

SCORES HOLDING COMPANY and Subsidiaries
Years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of December 31, 2012, the settlement receivable is $294,251.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of December 31, 2012, this promissory note balance is $31,535.

Note 7. Settlement/Note Payable

As discussed in Note 6 regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of December 31, 2012, $420,397 is outstanding.

Note 8. Accounts Payable and Accrued Expenses

Accounts payables and accrued expenses as of December 31, 2012 is comprised of $111,055 in settlement and legal fees, professional fees of $33,000 and miscellaneous accruals and payables of $13,649. Accounts payables and accrued expenses as of December 31, 2011 is comprised of miscellaneous accruals and payables of $82,956.

SCORES HOLDING COMPANY and Subsidiaries
Years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Note 9. Stock Option

Stock option plan: The below options are unsubscribed and were granted to the Company’s former President, CEO, Director and Secretary in consideration with their employment with the Company. These options were granted by the Board for the optionee to purchase shares of the Company’s common stock. These stock options are not “incentive stock options” under Section 422 of the Internal Revenue Code of 1986. The granted options fully vested upon issuance on October 22, 2002 and expired on March 31, 2013.

Stock option activity for the two years ended December 31, 2012 is summarized as follows:

Weighted
Average
	Shares	Exercise Price
Outstanding at December 31, 2010	85,000	$2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2011	85,000	2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2012	85,000	$2.80

Weighted-average exercise price of outstanding options $2.80.
All such options are vested and exercisable

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the options/SSAR. The intrinsic value of the options/SSAR as of December 31, 2012 and 2011 was $0 and $0 respectively.

Note 10. Commitments and Contingencies

The Company records $2,500 a month as rent, overhead, and services as a contribution to Capital and the related expense account for services rendered by the management of the Company. These expenses  for the year ended December 31, 2012 and 2011 were $30,000 and $30,000 respectively.

SCORES HOLDING COMPANY and Subsidiaries
Years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans the Company’s majority shareholder, for $2,500 a month.

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

On December 11, 2007, Francis Vargas, a former cocktail waitress at Scores West located in New York, NY, filed a civil lawsuit against the Company and Go West in the SCNY, alleging violations of the New York State Human Rights Law, New York Executive Law, New York City Human Rights Law, and the New York City Administrative Code, based upon allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that at all material times both the Company and Go West were employers of Ms. Vargas, the plaintiff. The law suit seeks unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings and benefits, emotional distress, humiliation and loss of reputation. The Company disputes that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination and sexual harassment. The Company filed its verified answer in the Supreme Court of the State of New York on February 12, 2008 to contest and defend against these accusations. On April 18, 2008, co-defendant Go West filed for bankruptcy and the case was stayed. On July 23, 2009, the bankruptcy petition was dismissed and, as a result, the automatic stay was lifted. The Company subsequently filed an amended response asserting cross-claims for judgment against both Go West and the Company’s former affiliate, Entertainment Management Services, Inc. ("EMS"), an entity owned by two of the Company’s former directors and employees. After engaging in discovery and other pre-trial activities the two sides agreed to a confidential settlement on February 22, 2013 and the case has been dismissed. The settlement does not have a material outcome on the business of the Company.

SCORES HOLDING COMPANY and Subsidiaries
Years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

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

Note 11. SUBSEQUENT EVENTS

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

SCORES HOLDING COMPANY and Subsidiaries
Years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

On March 14, 2013 Miki Yamada, a former bartender at the Scores New York nightclub located at 536 West 28th Street, New York, NY filed charges against the Company and IMO with the EEOC claiming violations of Title VII based upon alleged sexual harassment, discrimination based on gender and unlawful retaliation. Ms. Yamada also delivered a draft civil complaint to the Company containing similar allegations. Although the Company disputed the issues of liability and damages asserted by Ms. Yamada, the Company and the other respondents settled these matters for a payment of $90,000to Ms. Yamada pursuant to a settlement and release agreement dated April 30, 2013. These matters were settled out of court.

Pursuant to an oral arrangement, in November 2013, the Company granted a license for the use of the “Scores Atlantic City” name to Star Light Events, LLC for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month commencing in April 2014, and the license is for a term of five years. The Company is currently in the process of preparing a written license agreement with respect to its arrangement with Star Light Events, LLC. Robert M. Gans, the Company’s President, Chief Executive officer and a director, is the majority owner of Star Light Events, LLC.

Management evaluated subsequent events through the date of this filing and determined that no additional events have occurred that would require adjustment to or disclosure in the financial statements.

