Form 10-Q
period 2013-03-31
SCORES HOLDING CO INC
filed 2013-12-04
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

212-246-9090
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

As of December 2, 2013, there were 165,186,124 shares of common stock, $0.001 par value per share, outstanding.

2

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “intends,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” the negative thereof or comparable terminology. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$35,846	$59,139
Licensee receivable - including affiliates- net	77,447	71,911
Prepaid expenses	5,095	7,429
Settlement receivable	133,517	131,862

Total Current Assets	251,905	270,341

Settlement receivable	128,383	162,389
Loan receivable	31,931	31,535

TOTAL ASSETS	$412,219	$464,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$115,263	$157,704
Related party payable	199,500	221,615
Settlement payable due to related party	202,548	193,201

Total Current Liabilities	517,311	572,520

Settlement payable due to related party	154,687	195,661
Note Payable due to related party	31,931	31,535

TOTAL LIABILITIES	703,929	799,716

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized,
165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,515,013)	(6,558,754)

Total stockholder's Deficit	(291,710)	(335,451)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$412,219	$464,265

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

REVENUES

Royalty Revenue	$166,565	$159,289

Total Revenue	166,565	159,289

EXPENSES

General and Administrative Expenses	121,981	155,679

INCOME (LOSS) FROM OPERATIONS	44,584	3,610

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(843)	(704)

TOTAL OTHER INCOME/(EXPENSE)	(843)	(704)

INCOME BEFORE INCOME TAXES	43,741	2,906

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$43,741	$2,906

NET INCOME PER SHARE-Basic and Diluted	0.000	0.000

WEIGHTED AVERAGE OF COMMOM SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$43,741	$2,906

Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Amortization	-	-
Contributed services	-	7,500

Changes in assets and liabilities:
Licensee receivable	(5,536)	24,874
Prepaid expenses	2,334	6,282
Deferred revenue	-	(32,116)
Accounts payable and accrued expenses	(42,441)	15,805

NET CASH PROVIDED BY OPERATING ACTIVITIES	(1,902)	25,251

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	(22,115)	7,500
Settlement receivable	32,351	30,777
Loan receivable	(396)	(377)
Settlement payable	(31,627)	(29,728)
Loan payable	396	-

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(21,391)	8,172

NET INCREASE/(DECREASE) IN CASH	(23,293)	33,423
Cash and cash equivalents - beginning of year	59,139	8,930
Cash and cash equivalents - end of year	$35,846	$42,353

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$6,199
Cash paid for income taxes	$-	$-

Scores Holding Co., Inc. and Subsidiary

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Basis for presentation

Scores Holding Company, Inc. and subsidiary (the “Company”) is a Utah corporation, formed in September 1981 and is located in New York, NY. Originally incorporated under the name Adonis Energy, Inc., the Company adopted its current name in July 2002. The Company is a licensing company that exploits the “SCORES” name and trademark for franchising and other licensing options.

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2013.

Note 2. Summary of Significant Accounting Principles

Going Concern

As of March 31, 2013, the Company has incurred cumulative losses (since the inception of its business) totaling $(6,515,013) and a working capital deficit of $(265,406). The Company had net income of $43,741 for the three months ended March 31, 2013.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from five licensees who are unrelated to management of the Company. During the three months ended March 31, 2013, revenues earned from royalties from these unrelated licensees amounted to $129,450 and there was $77,447 due and outstanding as of March 31, 2013.  The Company’s related New York affiliate commenced operations in May 2009 and revenue amounted to $37,115 during the three-month 2013 period; there was $-0- due and outstanding as of March 31, 2013.

During the three-month 2013 and 2012 periods our Baltimore licensees accounted for 20% and 21% and our Chicago licensee accounted for 20% and 16% of our total revenues, respectively.   Our New Orleans licensee accounted for 18% and 19% and our Tampa licensee accounted for 18% and 11% of our total revenues for the three-month periods ended 2013 and 2012 respectively.  Our related New York licensee accounted for 22% and 32% of our total revenues for the three-month period ended 2013 and 2012 respectively. The Scoreslive.com licensee website went live during 2011 and began accruing royalties in the second quarter 2012. The Scoreslive.com licensee accounts for 2% and 0% of our total revenues for the three months ended 2013 and 2012 respectively.

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

Income Per Share

Net income per share data for both the three-month 2013 period and the three-month 2012 period are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  For the quarter ended March 31, 2012 the outstanding stock options are not part of this basis as the exercise price exceeds the tradable value of the underlying stock. As of March 31, 2013, there are no outstanding stock options.

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

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner of IMO and is also the Company’s majority shareholder.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $192,000 and $221,615 remains a payable to this related party as of March 31, 2013 and December 31, 2012, respectively.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month.  The Company owed WSR $85,000 and $77,500 in unpaid rents as of March 31, 2013 and December 31, 2012, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $7,500 and $0 in unpaid management services as of March 31, 2013 and December 31, 2012, respectively.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of SLC, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at March 31, 2013 of $ -0-. This trademark has been registered in the United States, Canada, Japan and the European Community. The trademark has been completely amortized by straight line methods over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition was amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. This intangible asset was fully amortized as of September 30, 2011.

Note 5. Licensees

The Company has seven license agreements which were obtained between 2003 and 2012; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO”, Tampa Food and Entertainment Inc., Norm A Properties, LLC and Swan Media Group, Inc. (formerly AYA International, Inc.).

“IMO’s” members are our majority shareholder, Robert M. Gans, and Secretary and Board of Director, Howard Rosenbluth hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans. The club accounted for 22% and 32% of our royalty revenues during the first three months of 2013 and 2012, respectively.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of March 31, 2013, the settlement receivable is $261,900.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of March 31, 2013, this promissory note balance is $31,931.

Note 7. Settlement/Note Payable

As discussed in the Note regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of March 31, 2013, $389,166 is outstanding.

Note 8. Commitments and Contingencies

The Company records $2,500 a month as rent, overhead, and services due to Metropolitan Lumber Hardware and Building Supplies, Inc. for services rendered by the management of the Company. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc.

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans our majority shareholder, for $2,500 a month.

On June 14, 2011, Christina Maldonado, a former front door receptionist/coat checker at Scores New York, located in New York NY filed a civil lawsuit against the Company and IMO alleging violations of Title VII of the Civil Rights Act, New York State Human Rights Law, New York Executive Law, New York City Human Rights Law and the New York City Administrative Code, based on allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that both the Company and IMO were her employers. The lawsuit seeks unspecified damages for alleged loss of past and future earnings and emotional distress and humiliation. The Company disputes that that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination and sexual harassment. The Company responded to the complaint and later filed an amended complaint and asserted a cross claim against IMO. The Company is vigorously defending itself in this litigation and does not expect that the outcome will be material.

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

Pursuant to an oral arrangement, in November 2013, the Company granted a license for the use of the “Scores Atlantic City” name to Star Light Events, LLC for its gentlemen’s club in Atlantic City, New Jersey, which opened in September 2013.  Royalties under this license are payable at the rate of $10,000 per month commencing in April 2014, and the license is for a term of five years.  The Company is currently in the process of preparing a written license agreement with respect to its arrangement with Star Light Events, LLC.  Robert M. Gans, the Company’s President, Chief Executive Officer and a director, is the majority owner of Star Light Events, LLC.

Management evaluated subsequent events through the date of this filing and determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are six such clubs currently operating under the Scores name, in New York, Atlantic City, Baltimore, Chicago, Tampa and New Orleans. The Atlantic City club commenced operations in September 2013.

On January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock.  I.M. Operating LLC (“IMO”), which is partially owned by Robert M. Gans who is also our majority shareholder, has signed a licensing agreement with us and commenced operations in New York of a new club (the “New York Club”) under the Scores name in May 2009.   Throughout this report, we refer to the New York Club and the Atlantic City Club as our affiliates, because of the common ownership by Mr. Gans. All other clubs are referred to as non-affiliated clubs or as licensees, a term that may include the New York Club and the Atlantic City Club when the context requires.

On August 6, 2010, we appointed Robert M. Gans as our President and Chief Executive Officer and as a member of our Board.  Robert Gans and Martin Gans, one of our existing Board members, are brothers.  Also on August 6, 2010, we appointed Howard Rosenbluth as our Treasurer and Chief Financial Officer.

Results of Operations

Three Months Ended March 31, 2013 (“the 2013 three-month period”) Compared to Three Months Ended March 31, 2012 (“the 2012 three-month period”).

Revenues:

Revenues increased to $166,565 for the 2013 three-month period from $159,289 for the 2012 three-month period.

Revenues from the New York Club decreased twenty-nine percent (29%) to $37,115 as compared to $52,116 for the 2013 and 2012 three-month periods, respectively.  Revenues from our Chicago nightclub increased twenty-nine percent (29%) to $32,884 for the 2013 three-month period from $25,590 from the 2012 three-month period, while revenues from our Baltimore club decreased three percent (3%) to $32,706 for the 2013 three-month period from $33,582 for the 2012 three-month period and revenues from our New Orleans club remained the same at $30,000 for the 2013 and 2012 three-month period. Revenue from our Tampa club increased sixty-seven percent (67%) to $30,000 for the 2013 three-month period from $18,000 for the 2012 three month period. Revenue from our Scoreslive.com licensee increased one hundred percent (100%) to $3,860 for the 2013 three-month period from $0 for the 2012 three-month period.

General and Administrative Expenses:

General and administrative expenses decreased during the 2013 three-month period to $121,981 from $155,679 during the 2012 three-month period. General and administrative expenses decreased approximately by $33,698 from 2013 to 2012, which decrease can largely be attributed to the reduction of the Company’s business development expenses.  Legal expenses attributable to ongoing litigation amounted to $50,928 for the three-month period ended March 31, 2013 and $50,477 for the three-month period ended March 31, 2012.

Provision for Income Taxes

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $43,741 or $0.000 per share for the 2013 three-month period compared to net income of $2,906 or $0.000 per share for the 2012 three-month period.  The increase in net income for the 2013 three-month period was a result of a decrease of general and administrative expenses during the three-month period.

Net income per share data for both the 2013 three-month period and the 2012 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

4

Liquidity and Capital Resources

Cash:

At March 31, 2013, we had $35,846 in cash and cash equivalents compared to $59,139 in cash and cash equivalents at December 31, 2012.

Operating Activities:

Net cash provided by operating activities for the three months ended March 31, 2013 and March 31, 2012 was $5,598 and $25,251 respectively. The decreases in cash are related to decreases in accounts payable, between the 2013 and 2012 periods.

Financing Activities:

As of March 31, 2013, we owed $85,000 in rent to our Westside Realty affiliate, $107,000 to our New York affiliate and $7,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of March 31, 2013 we had an accumulated deficit of $(6,515,013), with total current assets of $251,905 and total current liabilities of $517,311 or negative working capital of $(265,406). As of December 31, 2012, we had total current assets of $270,341 and total current liabilities of $572,520 or negative working capital of $(302,179). The decrease in total current liabilities can largely be attributed to payments made on a loan owing to Mr. Gans in connection with funds advanced by Mr. Gans for the settlement of the Siri Diaz et. al. litigation discussed in Note 7 to the Company’s financial statements.

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

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the period subsequent to the one covered by this report, in order to remediate the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, we took numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development and implementation of policies, improved processes and documented procedures and the hiring of additional accounting personnel with technical accounting experience.  In this regard, in May 2013, the Company engaged a consultant, qualified as a certified public accountant, to assist the Company’s controller in preparing periodic reports and the accompanying financial statements. The consultant has also been charged with communicating with management to verify information contained in such reports and statements. We intend to take additional corrective action in order to address the material weakness identified in the audit of our financial statements for the year ended December 31, 2012.

5

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

On June 14, 2011, Christina Maldonado, a former front door receptionist/coat checker at Scores New York, located in New York NY filed a civil lawsuit in New York Supreme Court against us and IMO alleging violations of Title VII of the Civil Rights Act, New York State Human Rights Law, New York Executive Law, New York City Human Rights Law and the New York City Administrative Code, based on allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that both we and IMO were her employers. The lawsuit seeks unspecified damages for alleged loss of past and future earnings and emotional distress and humiliation. We dispute that that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We responded to the complaint and later filed an amended complaint and asserted a cross claim against IMO. We are vigorously defending ourselves in this litigation and do not expect that the outcome will be material.

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

Item 1A. Risk Factors

Not applicable.

6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Scores Holding Company, Inc. (1)
3.2	By-Laws of Scores Holding Company, Inc. (2)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1) Filed with the Securities and Exchange Commission on November 14, 2013 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission on April 4, 1997 as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 1996, which exhibit is incorporated herein by reference.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Date: December 3, 2013	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 3, 2013	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

8