Form 10-Q
period 2013-06-30
SCORES HOLDING CO INC
filed 2013-12-04
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,757	$59,139
Licensee receivable - including affiliates- net	119,310	71,911
Prepaid expenses	27,395	7,429
Settlement receivable	135,193	131,862

Total Current Assets	284,655	270,341

Settlement receivable	93,949	162,389
Loan receivable	32,332	31,535

TOTAL ASSETS	$410,936	$464,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$136,499	$157,704
Related party payable	174,214	221,615
Settlement payable due to related party	184,956	193,201

Total Current Liabilities	495,669	572,520

Settlement payable due to related party	113,199	195,661
Note payable to related party	32,332	31,535

TOTAL LIABILITIES	641,200	799,716

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,453,567)	(6,558,754)

Total stockholder's Deficit	(230,264)	(335,451)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$410,936	$464,265

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES

Royalty Revenue	$188,383	$172,810	$354,948	$332,099

Total Revenue	188,383	172,810	354,948	332,099

EXPENSES

General and Administrative Expenses	126,218	135,362	248,198	291,041

INCOME FROM OPERATIONS	62,165	37,448	106,750	41,058

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(720)	(1,444)	(1,563)	(2,148)
Licensee Forfieture Income	-	20,000	-	20,000

TOTAL OTHER INCOME/(EXPENSE)	(720)	18,556	(1,563)	17,852

INCOME BEFORE INCOME TAXES	61,445	56,004	105,187	58,910

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	$61,445	$56,004	$105,187	$58,910

NET INCOME PER SHARE-Basic and Diluted	0.000	0.000	0.001	0.000

WEIGHTED AVERAGE OF COMMOM SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124	165,186,124	165,186,124

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$105,187	$58,910

Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Contributed services	-	15,000

Changes in assets and liabilities:
Licensee receivable	(47,399)	34,593
Prepaid expenses	(19,966)	(12,838)
Deferred revenue	-	(105,140)
Accounts payable and accrued expenses	(21,205)	9,680

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,617	205

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	(47,401)	14,649
Settlement receivable	65,109	61,940
Loan receivable	(797)	(758)
Settlement payable	(90,707)	(59,922)
Loan payable	797	30,758

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(72,999)	46,667

NET INCREASE/(DECREASE) IN CASH	(56,382)	46,872
Cash and cash equivalents - beginning of year	59,139	8,930
Cash and cash equivalents - end of year	$2,757	$55,802

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$6,459
Cash paid for income taxes	$-	$-

Scores Holding Co., Inc. and Subsidiary

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Basis for presentation

Scores Holding Company, Inc. and subsidiary (the “Company”) is a Utah corporation, formed in September 1981 and is located in New York, NY. Originally incorporated as Adonis Energy, Inc., the Company adopted its current name in July 2002. The Company is a licensing company that exploits the “SCORES” name and trademark for franchising and other licensing options.

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2013.

Note 2. Summary of Significant Accounting Principles

Going Concern

As of June 30, 2013, the Company has incurred cumulative losses (since the inception of its business) totaling $(6,453,567) and a working capital deficit of $(211,014). The Company had net income of $105,187 for the six months ended June 30, 2013.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from five licensees who are unrelated to management of the Company. During the six months ended June 30, 2013, revenues earned from royalties from these unrelated licensees amounted to $277,547 and there was $119,310 due and outstanding as of June 30, 2013.  The Company’s related New York affiliate commenced operations in May 2009 and revenue amounted to $77,401 during the six-month 2013 period; there was $-0- due and outstanding as of June 30, 2013.

During the six-month 2013 and 2012 periods our Baltimore licensees accounted for 20% and 21% and our Chicago licensee accounted for 20% and 17% of our total revenues, respectively.   Our New Orleans licensee accounted for 17% and 18% and our Tampa licensee accounted for 17% and 11% of our total revenues for the six-month periods ended 2013 and 2012 respectively.  Our related New York licensee accounted for 22% and 32% of our total revenues for the six-month period ended June 30, 2013 and 2012 respectively. The Scoreslive.com licensee website went live during 2011 and began accruing royalties in the second quarter 2012. The Scoreslive.com licensee accounts for 4% and 2% of our total revenues for the six months ended June 30, 2013 and 2012 respectively.

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

Income Per Share

Net income per share data for both the six-month 2013 period and the six-month 2012 period are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  For the quarter ended June 30, 2012 the outstanding stock options are not part of this basis as the exercise price exceeds the tradable value of the underlying stock. As of June 30, 2013, there are no outstanding stock options.

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

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner of IMO and is also the Company’s majority shareholder.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $66,714 and $144,115 remains a payable to this related party as of June 30, 2013 and December 31, 2012, respectively.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $92,500 and $77,500 in unpaid rents as of June 30, 2013 and December 31, 2012, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $15,000 and $0 in unpaid management services as of June 30, 2013 and December 31, 2012, respectively.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of SLC, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at June 30, 2013 of $ -0-. This trademark has been registered in the United States, Canada, Japan and the European Community. The trademark has been completely amortized by straight line methods over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition was amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. This intangible asset was fully amortized as of September 30, 2011.

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

“IMO’s” members are our majority shareholder, Robert M. Gans, and Secretary and Board of Director, Howard Rosenbluth hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans. The club accounted for 22% and 32% of our royalty revenues during the first six months of 2013 and 2012, respectively.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of June 30, 2013, the settlement receivable is $229,142.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of June 30, 2013, this promissory note balance is $32,332.

Note 7. Settlement/Note Payable

As discussed in the Note regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of June 30, 2013, $330,486 is outstanding.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are six such clubs currently operating under the Scores name, in New York City, Atlantic City, Baltimore, Chicago, Tampa and New Orleans. The Atlantic City club commenced operations in September 2013.

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

Results of Operations

Three Months Ended June 30, 2013 (“the 2013 three-month period”) Compared to Three Months Ended June 30, 2012 (“the 2012 three-month period”).

Revenues:

Revenues increased to $188,383 for the 2013 three-month period from $172,810 for the 2012 three-month period.

Revenues from the New York Club decreased twenty-five percent (25%) to $40,286 as compared to $53,376 for the 2013 and 2012 three-month periods, respectively.  Revenues from our Chicago nightclub increased twenty-four percent (24%) to $38,711 for the 2013 three-month period from $31,175 from the 2012 three-month period, while revenues from our Baltimore club increased nine percent (9%) to $37,769 for the 2013 three-month period from $34,753 for the 2012 three-month period and revenues from our New Orleans club remained the same at $30,000 for the 2013 and 2012 three-month period. Revenue from our Tampa club increased sixty-seven percent (67%) to $30,000 for the 2013 three-month period from $18,000 for the 2012 three-month period. Revenue from our Scoreslive.com licensee increased one hundred eleven percent (111%) to $11,617 for the 2013 three-month period from $5,506 for the 2012 three-month period.

General and Administrative Expenses:

General and administrative expenses decreased during the 2013 three-month period to $126,218 from $135,362 during the 2012 three-month period.  General and administrative expenses decreased approximately by $9,144 from 2013 to 2012, which decrease can largely be attributed to the reduction of the Company’s business development expenses.  Legal expenses attributable to ongoing litigation amounted to $52,986 for the three-month period ended June 30, 2013 and $40,256 for the three-month period ended June 30, 2012.

Provision for Income Taxes

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $61,445 or $0.000 per share for the 2013 three-month period compared to net income of $56,004 or $0.000 per share for the 2012 three-month period.  The increase in net income for the 2013 three-month period was a result of a decrease of general and administrative expenses during the three-month period.

Net income per share data for both the 2013 three-month period and the 2012 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Six Months Ended June 30, 2013 (“the 2013 six month period”) Compared to Six Months Ended June 30, 2012 (“the 2012 six-month period”).

Revenues:

Revenues increased to $354,948 for the 2013 six-month period from $332,099 for the 2012 six-month period.

Revenues from the New York Club decreased twenty-seven percent 27% to $77,401 as compared to $105,492 for the 2013 and 2012 six-month periods, respectively.  Revenues from our Chicago nightclub increased twenty-six percent (26%) to $71,595 for the 2013 six-month period from $56,765 from the 2012 six-month period, while revenues from our Baltimore club also increased three percent (3%) to $70,475 for the 2013 six-month period from $68,335 for the 2012 six-month period and revenues from our New Orleans club remained the same at $60,000 for the 2013 and 2012 six-month period. Revenue from our Tampa club increased sixty-seven percent (67%) to $60,000 for the 2013 six-month period from $36,000 for the 2012 six-month period. Revenue from our Scoreslive.com licensee increased one hundred eighty-one percent (181%) to $15,477 for the 2013 six-month period from $5,506 for the 2012 six-month period.

General and Administrative Expenses:

General and administrative expenses decreased during the 2013 six-month period to $248,198 from $291,041 during the 2012 six-month period.  General and administrative expenses decreased approximately by $42,843 from 2013 to 2012, which decrease can largely be attributed to the reduction of the Company’s business development expenses.   Legal expenses attributable to ongoing litigation amounted from $103,914 in the 2013 six-month period to $90,732 in the 2012 six-month period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $105,187 or $0.001 per share for the 2013 six-month period compared to a net income of $58,910 or $0.00 per share for the 2012 six-month period.  The increase in net operating income for the 2013 six-month period was a result of an increase in royalty revenue and decrease in administrative expenses during the six-month period.

Net income per share data for both the 2013 six-month period and the 2012 six-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At June 30, 2013, we had $2,757 in cash and cash equivalents compared to $59,139 in cash and cash equivalents at December 31, 2012.

Operating Activities:

Net cash provided by operating activities for the six months ended June 30, 2013 and June 30, 2012 was $16,617 and $205 respectively. The increases in cash are related to decrease in deferred revenue, between the 2013 and 2012 periods.

Financing Activities:

As of June 30, 2013, we owed $92,500 in rent to our Westside Realty affiliate, $66,714 to our New York affiliate and $15,000 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of June 30, 2013 we had an accumulated deficit of $(6,453,567), with total current assets of $284,655 and total current liabilities of $495,669 or negative working capital of $(211,014). As of December 31, 2012, we had total current assets of $270,341 and total current liabilities of $572,520 or negative working capital of $(302,179). The decrease in total current liabilities can largely be attributed to payments made on a loan owing to Mr. Gans in connection with funds advanced by Mr. Gans for the settlement of the Siri Diaz et. al. litigation discussed in Note 7 to the Company’s financial statements.

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

(b) Changes in Internal Control over Financial Reporting

During the periods covered by this report, in order to remediate the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, we have taken numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development and implementation of policies, improved processes and documented procedures and the hiring of additional accounting personnel with technical accounting experience.  In this regard, in May 2013, the Company engaged a consultant, qualified as a certified public accountant, to assist the Company’s controller in preparing periodic reports and the accompanying financial statements. The consultant has also been charged with communicating with management to verify information contained in such reports and statements. We intend to take additional corrective action in order to address the material weakness identified in the audit of our financial statements for the year ended December 31, 2012.

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

On June 14, 2011, Christina Maldonado, a former front door receptionist/coat checker at Scores New York, located in New York NY filed a civil lawsuit in New York State Supreme Court against us and IMO alleging violations of Title VII of the Civil Rights Act, New York State Human Rights Law, New York Executive Law, New York City Human Rights Law and the New York City Administrative Code, based on allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that both we and IMO were her employers. The lawsuit seeks unspecified damages for alleged loss of past and future earnings and emotional distress and humiliation. We dispute that that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We responded to the complaint and later filed an amended complaint and asserted a cross claim against IMO. We are vigorously defending ourselves in this litigation and do not expect that the outcome will be material.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Scores Holding Company, Inc. (1)

3.2	By-Laws of Scores Holding Company, Inc. (2)

31.1	*Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	*Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	*Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	*Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

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

