Form 10-Q
period 2013-09-30
SCORES HOLDING CO INC
filed 2013-12-27
CIK 831489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

As of December 23, 2013, there were 165,186,124 shares of common stock, $0.001 par value per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$66,448	$59,139
Licensee receivable - including affiliates- net	123,196	71,911
Prepaid expenses	19,306	7,429
Settlement receivable	136,890	131,862

Total Current Assets	345,840	270,341

Settlement receivable	59,084	162,389
Loan receivable	32,737	31,535

TOTAL ASSETS	$437,661	$464,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$130,593	$157,704
Deferred Revenue	10,000	-
Related party payable	164,630	221,615
Settlement payable due to related party	194,355	193,201

Total Current Liabilities	499,578	572,520

Settlement payable due to related party	71,190	195,661
Note payable to related party	32,737	31,535

TOTAL LIABILITIES	603,505	799,716

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,389,147)	(6,558,754)

Total stockholders' Deficit	(165,844)	(335,451)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$437,661	$464,265

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES

Royalty Revenue	$187,861	$181,774	$542,809	$513,873

Total Revenue	187,861	181,774	542,809	513,873

EXPENSES

General and Administrative Expenses	122,768	112,856	370,966	403,898

INCOME FROM OPERATIONS	65,093	68,918	171,843	109,975

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(673)	(1,078)	(2,236)	(3,226)
Licensee Forfieture Income	-	-	-	20,000

TOTAL OTHER INCOME/(EXPENSE)	(673)	(1,078)	(2,236)	16,774

INCOME BEFORE INCOME TAXES	64,420	67,840	169,607	126,749

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	$64,420	$67,840	$169,607	$126,749

NET INCOME PER SHARE-Basic and Diluted	0.000	0.000	0.001	0.001

WEIGHTED AVERAGE OF COMMOM SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124	165,186,124	165,186,124

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$169,607	$126,749

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Contributed services	-	22,500

Changes in assets and liabilities:
Licensee receivable	(51,285)	16,923
Prepaid expenses	(11,877)	(6,400)
Deferred revenue	10,000	(105,140)
Accounts payable and accrued expenses	(27,111)	(31,528)

NET CASH PROVIDED BY OPERATING ACTIVITIES	89,334	23,104

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	(56,985)	(28,222)
Settlement receivable	98,277	93,494
Loan receivable	(1,202)	(1,144)
Settlement payable	(123,317)	(90,586)
Loan payable	1,202	31,144

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(82,025)	4,686

NET INCREASE/(DECREASE) IN CASH	7,309	27,790
Cash and cash equivalents - beginning of year	59,139	8,930
Cash and cash equivalents - end of year	$66,448	$36,720

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$12,076
Cash paid for income taxes	$-	$-

Scores Holding Co., Inc. and Subsidiary
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization

Basis for presentation

Scores Holding Company, Inc. and subsidiary (the “Company”) is a Utah corporation, formed in September 1981 and located in New York, NY. Originally incorporated as Adonis Energy, Inc., the Company adopted its current name in July 2002. The Company is a licensing company that exploits the “SCORES” name and trademark for licensing options.

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2013.

Note 2. Summary of Significant Accounting Principles

Going Concern

As of September 30, 2013, the Company has incurred cumulative losses (since the inception of its business) totaling $(6,389,147) and a working capital deficit of $(153,738). The Company had net income of $169,607 for the nine months ended September 30, 2013.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earned royalties and merchandise revenues from five licensees who are unrelated to management of the Company. During the nine months ended September 30, 2013, revenues earned from royalties from these unrelated licensees amounted to $425,824 and there was $123,196 due and outstanding as of September 30, 2013.  The Company’s related New York affiliate commenced operations in May 2009 and royalty revenue amounted to $116,985 during the nine-month 2013 period; there was $-0- due and outstanding as of September 30, 2013.

During the nine-month 2013 and 2012 periods our Baltimore licensees accounted for 20% and 20% and our Chicago licensee accounted for 20% and 18% of our total revenues, respectively.   Our New Orleans licensee accounted for 17% and 18% and our Tampa licensee accounted for 17% and 13% of our total revenues for the nine-month periods ended 2013 and 2012 respectively.  Our related New York licensee accounted for 22% and 30% of our total revenues for the nine-month period ended September 30, 2013 and 2012 respectively. The Scoreslive.com licensee website went live during 2011 and began accruing royalties in the second quarter 2012.

Revenue recognition

The Company records revenues earned as royalties under its license agreements as they are earned over the term of the license agreements. The terms of the royalties earned under these license agreements vary from a flat monthly fee to a percentage of the revenues of the licensee on a monthly basis. If a license agreement is terminated then the remaining unearned balance of the deferred revenues are recorded as earned if applicable.

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

Income Per Share

Net income per share data for both the nine-month 2013 period and the nine-month 2012 period are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  For the quarter ended September 30, 2012 the outstanding stock options are not part of this basis as the exercise price exceeds the tradable value of the underlying stock. As of September 30, 2013, there are no outstanding stock options.

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

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner of IMO and is also the Company’s majority shareholder.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $42,130 and $144,115 remains a payable to this related party as of September 30, 2013 and December 31, 2012, respectively.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $100,000 and $77,500 in unpaid rents as of September 30, 2013 and December 31, 2012, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $22,500 and $0 in unpaid management services as of September 30, 2013 and December 31, 2012, respectively.

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of SLC, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at September 30, 2013 of $ -0-. This trademark has been registered in the United States, Canada, Japan and the European Community. The trademark has been completely amortized by straight line methods over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition was amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. This intangible asset was fully amortized as of September 30, 2011.

Note 5. Licensees

The Company has seven license agreements which were obtained between 2003 and 2013; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO”, Tampa Food and Entertainment Inc., Norm A Properties, LLC and Swan Media Group, Inc. (formerly AYA International, Inc.).

“IMO’s” members are our majority shareholder, Robert M. Gans, and Secretary and Director, Howard Rosenbluth hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans. The club accounted for 22% and 30% of our royalty revenues during the first nine months of 2013 and 2012, respectively. Mr. Gans is also the majority owner of Swan Media Group, Inc., which accounted for 5% and 1% of our royalty revenues during the first nine months of 2013 and 2012.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of September 30, 2013, the settlement receivable is $195,974.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of September 30, 2013, this promissory note balance is $32,737.

Note 7. Settlement/Note Payable

As discussed in the Note regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of September 30, 2013, $298,282 is outstanding.

Note 8. Commitments and Contingencies

The Company records $2,500 a month as rent, overhead, and services due to Metropolitan Lumber Hardware Building Supplies, Inc. for services rendered by the management of the Company. Mr. Gans is the sole owner of Metropolitian Lumber Hardware Building Supplies, Inc.

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

Note 9. Subsequent Events

Pursuant to an oral arrangement, in September 2013 we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. This oral arrangement was memorialized in a written license agreement between SLC and Star Light effective December 9, 2013. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase for the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner of Star Light Events LLC.

On December 9, 2013, the Company entered into a license agreement with its subsidiary, SLC, granting SLC the exclusive right to use certain trademarks, including the “Scores” stylized trademark, in connection with certain goods and services. The grant of license also includes the right to issue sublicenses to third parties, subject to the approval of the Company. Pursuant to the agreement, SLC shall pay to the Company a royalty, as determined by the Company, such as a percentage of net revenue or a flat fee, received in connection with the provision of services and/or sale of goods using the trademarks. SLC may also pay a percentage, as determined by the Company, of all royalties received by SLC under any sublicense agreements. SLC and any sublicensees are to adhere to quality standards as set by the Company, and the Company has the right to inspect all facilities and approve all promotional and marketing  materials as well as any related packaging. The agreement has a one-year term with automatic one-year renewals, subject to either party’s election to terminate the agreement at least thirty days prior to such renewal. The Company also has the right to terminate the agreement, with immediate effect, upon the occurrence of certain events. The license is subject to any pre-existing license agreements as of the date of the agreement.

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

On January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock.  I.M. Operating LLC (“IMO”), which is partially owned by Robert M. Gans who is also our majority shareholder, has signed a licensing agreement with us and commenced operations in New York of a club (the “New York Club”) under the Scores name in May 2009.   Throughout this report, we refer to the New York Club and the Atlantic City club as our affiliates, because of the common ownership by Mr. Gans. All other clubs are referred to as non-affiliated clubs or as licensees, a term that may include the New York Club and the Atlantic City club when the context requires.

On August 6, 2010, we appointed Robert M. Gans as our President and Chief Executive Officer and as a member of our Board.  Robert Gans and Martin Gans, one of our existing Board members, are brothers.  Also on August 6, 2010, we appointed Howard Rosenbluth as our Treasurer and Chief Financial Officer.

Results of Operations

Three Months Ended September 30, 2013 (“the 2013 three-month period”) Compared to Three Months Ended September 30, 2012 (“the 2012 three-month period”).

Revenues:

Revenues increased to $187,861 for the 2013 three-month period from $181,774 for the 2012 three-month period.

Revenues from the New York Club decreased twenty-one percent (21%) to $39,584 as compared to $50,370 for the 2013 and 2012 three-month periods, respectively.  Revenues from our Chicago nightclub increased seventeen percent (17%) to $38,970 for the 2013 three-month period from $33,298 from the 2012 three-month period, while revenues from our Baltimore club decreased three percent (3%) to $35,669 for the 2013 three-month period from $36,589 for the 2012 three-month period and revenues from our New Orleans club remained the same at $30,000 for the 2013 and 2012 three-month period. Revenue from our Tampa club remained the same at $30,000 for the 2013 and 2012 three-month period. Revenue from our Scoreslive.com licensee increased seven hundred ninety-nine percent (799%) to $13,638 for the 2013 three-month period from $1,517 for the 2012 three-month period, largely as a result of increased marketing efforts.

Revenues under our license agreements vary from a flat monthly fee to a percentage of revenues on a monthly basis.

General and Administrative Expenses:

General and administrative expenses increased during the 2013 three-month period to $122,768 from $112,856 during the 2012 three-month period.  General and administrative expenses increased approximately by $9,912 from 2013 to 2012, which increase can largely be attributed to the hiring of a part time accountant.  Legal expenses attributable to ongoing litigation amounted to $42,033 for the three-month period ended September 30, 2013 and $26,250 for the three-month period ended September 30, 2012.

Provision for Income Taxes

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $64,420 or $0.000 per share for the 2013 three-month period compared to net income of $67,840 or $0.000 per share for the 2012 three-month period.  The decrease in net income for the 2013 three-month period was a result of the cost associated with the services of a consultant during the three-month period.

Net income per share data for both the 2013 three-month period and the 2012 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2013 (“the 2013 nine month period”) Compared to Nine Months Ended September 30, 2012 (“the 2012 nine-month period”).

Revenues:

Revenues increased to $542,809 for the 2013 nine-month period from $513,873 for the 2012 nine-month period.

Revenues from the New York Club decreased twenty-five percent (25%) to $116,985 as compared to $155,862 for the 2013 and 2012 nine-month periods, respectively.  Revenues from our Chicago nightclub increased twenty-three percent (23%) to $110,565 for the 2013 nine-month period from $90,063 for the 2012 nine-month period, while revenues from our Baltimore club also increased one percent (1%) to $106,145 for the 2013 nine-month period from $104,924 for the 2012 nine-month period and revenues from our New Orleans club remained the same at $90,000 for the 2013 and 2012 nine-month period. Revenue from our Tampa club increased thirty-six percent (36%) to $90,000 for the 2013 nine-month period from $66,000 for the 2012 nine-month period. Revenue from our Scoreslive.com licensee increased three hundred fifteen percent (315%) to $29,115 for the 2013 nine-month period from $7,023 for the 2012 nine-month period.

Revenues under our license agreements vary from a flat monthly fee to a percentage of revenues on a monthly basis.

General and Administrative Expenses:

General and administrative expenses decreased during the 2013 nine-month period to $370,966 from $403,898 during the 2012 nine-month period.  General and administrative expenses decreased approximately by $32,932 from 2013 to 2012, which decrease can largely be attributed to the reduction of the Company’s business development expenses.   Legal expenses attributable to ongoing litigation amounted from $145,946 in the 2013 nine-month period to $116,982 in the 2012 nine-month period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $169,607 or $0.001 per share for the 2013 nine-month period compared to a net income of $126,749 or $0.001 per share for the 2012 nine-month period.  The increase in net operating income for the 2013 six-month period was a result of an increase in royalty revenue and decrease in administrative expenses during the nine-month period.

Net income per share data for both the 2013 nine-month period and the 2012 nine-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At September 30, 2013, we had $66,448 in cash and cash equivalents compared to $59,139 in cash and cash equivalents at December 31, 2012.

Operating Activities:

Net cash provided by operating activities for the nine months ended September 30, 2013 and September 30, 2012 was $89,334 and $23,104 respectively. The increases in cash are related to decrease in deferred revenue, between the 2013 and 2012 periods.

Financing Activities:

As of September 30, 2013, we owed $100,000 in rent to our Westside Realty affiliate, $42,130 to our New York affiliate and $22,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2013 we had an accumulated deficit of $(6,389,147), with total current assets of $345,840 and total current liabilities of $499,578 or negative working capital of $(153,738). As of December 31, 2012, we had total current assets of $270,341 and total current liabilities of $572,520 or negative working capital of $(302,179). The decrease in total current liabilities can largely be attributed to payments made on a loan owing to Mr. Gans in connection with funds advanced by Mr. Gans for the settlement of the Siri Diaz et. al. litigation referenced in Note 7 to the Company’s financial statements.

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

Off Balance Sheet Arrangements.

The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Pursuant to an oral arrangement, in September 2013 we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. This oral arrangement was memorialized in a written license agreement between SLC and Star Light effective December 9, 2013. Pursuant to the written agreement, SLC also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase for the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner of Star Light Events LLC.

On December 9, 2013, the Company entered into a license agreement with its subsidiary, SLC, granting SLC the exclusive right to use certain trademarks, including the “Scores” stylized trademark, in connection with certain goods and services. The grant of license also includes the right to issue sublicenses to third parties, subject to the approval of the Company. Pursuant to the agreement, SLC shall pay to the Company a royalty, as determined by the Company, such as a percentage of net revenue or a flat fee, received in connection with the provision of services and/or sale of goods using the trademarks. SLC may also pay a percentage, as determined by the Company, of all royalties received by SLC under any sublicense agreements. SLC and any sublicensees are to adhere to quality standards as set by the Company, and the Company has the right to inspect all facilities and approve all promotional and marketing  materials as well as any related packaging. The agreement has a one-year term with automatic one-year renewals, subject to either party’s election to terminate the agreement at least thirty days prior to such renewal. The Company also has the right to terminate the agreement, with immediate effect, upon the occurrence of certain events. The license is subject to any pre-existing license agreements as of the date of the agreement.

Item 6.  Exhibits

Exhibit No.	Description

10.1	*License Agreement between Scores Holding Company, Inc. and Scores Licensing Corp.
10.2	*Trademark License Agreement between Scores Licensing Corp. and Star Light Events LLC
31.1	*Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	*Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	*Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	*Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Date: December 27, 2013	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 27, 2013	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

