Form 10-K
period 2013-12-31
SCORES HOLDING CO INC
filed 2014-03-27
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000 ─16665

SCORES HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0426358
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

533-535 West 27th Street
New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 246-9090

Securities registered under Section 12(b) of the Exchange Act:
Title of each class N/A	Name of exchange on which registered N/A
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

On June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, 76,285,894 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $2,288,577, based on the last sale price of $0.03 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2014, there were 165,186,124 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

ITEM 1. BUSINESS.

Overview

Scores Holding Company, Inc. was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. The Company adopted its current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to gentlemen’s nightclubs with adult entertainment in the United States. These clubs feature topless female entertainers together with opportunities for watching sporting events and corporate and private parties. There are six such clubs currently operating under the Scores name, in New York City, Baltimore, Chicago, Tampa, Atlantic City and New Orleans. We also have a licensing agreement in place for a club in Detroit (not currently operating).

Our trademarks and copyrights surrounding the Scores trade name are critical to the success and potential growth of our business. On December 9, 2013, the Company entered into a license agreement with its subsidiary, Scores Licensing Corp. (“SLC”), granting SLC the exclusive right to use certain trademarks, including the “Scores” stylized trademark, in connection with certain goods and services. The grant of license also includes the right to issue sublicenses to third parties, subject to the approval of the Company. Pursuant to the agreement, SLC shall pay to the Company a royalty, as determined by the Company, such as a percentage of net revenue or a flat fee, received in connection with the provision of services and/or sale of goods using the trademarks. SLC may also pay a percentage, as determined by the Company, of all royalties received by SLC under any sublicense agreements. SLC and any sublicensees are to adhere to quality standards as set by the Company, and the Company has the right to inspect all facilities and approve all promotional and marketing materials as well as any related packaging. The agreement has a one-year term with automatic one-year renewals, subject to either party’s election to terminate the agreement at least thirty days prior to such renewal. The Company also has the right to terminate the agreement, with immediate effect, upon the occurrence of certain events. The license is subject to any pre-existing license agreements as of the date of the agreement.

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

As further discussed below, January 27, 2009, Mitchell’s East LLC, a New York limited liability company wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock.

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

In 2003, EMS licensed the use of the "Scores Chicago" name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to the Company under this license are the greater of $2,500 per week or 4.99% of the Chicago club’s gross revenues (less $25,000 per week) earned at that location. The Chicago club accounted for 20% and 18% of our total revenues during 2013 and 2012, respectively.

In 2004, EMS licensed the use of "Scores Baltimore" to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to the Company under this license are the greater of $1,000 per week or 4.99% of gross revenues. The Baltimore club accounted for 19% and 20% of our total revenues in 2013 and 2012, respectively.

In April 2007, EMS licensed the use of the Scores brand name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana “Score New Orleans”. Royalties payable under this license are capped at the greater of $4,000 per month or 4.99% of gross revenues. The New Orleans club accounted for 16% and 17% of our total revenues during each of 2013 and 2012, respectively.

On January 27, 2009, we entered into a licensing agreement with IMO for the use of the Scores brand name “Scores New York.” IMO is owned in the majority by Robert M. Gans who is also our majority shareholder. The address where IMO’s new club is located is the same address as that of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27 th Street Building”). Royalties payable to us under this license agreement have been set at 3% of gross revenues of Scores New York. Scores New York commenced operations in May 2009 and has accounted for 21% of our total revenue during 2013 and 29% of our total royalty revenue during 2012. The West 27th Street Building is owned by Westside Realty of New York (“WSR”). Robert M. Gans is the majority owner of WSR.

On September 30, 2010, we entered into a licensing agreement with Tampa Food & Entertainment, Inc.  Upon signing the contract, we received a non-refundable fee.  For the first twelve months we received a flat fee of $6,000 per month with an advance payment made at the signing of the contract.  Following that initial 12-month period, royalties payable to us under this license are capped at the greater of $6,000 per month or 4.99% of net revenues, and beginning July 1, 2012, the greater of $10,000 or 4.99% of the net revenues. The Company subsequently entered into an Addendum to this agreement providing that until such time as 4.99% of net revenues for any month are equal to or greater than $8,000, the fee shall be $10,000 per month. The Tampa club accounted for 16% of our total revenue during 2013 and 14% of our total revenue during 2012.

On December 26, 2012, we entered into a licensing agreement with Norm A Properties LLC for the use of certain Scores trademarks in Michigan. For the first five years of the agreement, we will receive a flat fee of $10,000 per month but will be required to designate a portion of that fee for advertising Scores Detroit. The Detroit club was not operating as of December 31, 2013.

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

Scoreslive.com

On January 24, 2006, we entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” EMS was not a party to this license agreement. Our agreement with AYA provides for royalty payments to be made directly to us at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. The license continues for as long as the website is operational. Scoreslive.com piloted in January 2007. The Company began accruing royalties under the Scoreslive.com license in the second quarter of 2012. The Scoreslive.com license accounted for 7% and 1% of our total revenues in 2013 and 2012, respectively. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc. (“SMG”), a newly formed New York corporation whose majority owner is Robert M. Gans.

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

Competition among online adult entertainment providers is intense with respect to both content and subscribers’ capital. SMG’s competition for its Scoreslive.com internet site varies in both the type and quality of offerings, but consists primarily of other premium pay services. The availability of, and price pressure from, more explicit content on the Internet, frequently offered for free, also presents a significant competitive challenge to SMG. The Internet is highly competitive, and Scoreslive.com will compete for visitors, subscribers, shoppers and advertisers. We believe that the primary competitive factors affecting SMG’s Internet operations include brand recognition, the quality of content and products, pricing, ease of use and sales and marketing efforts. We believe that SMG and Scoreslive.com have the advantage of leveraging the power of our Scores brand across multiple media platforms.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of July 1, 2008, WSR, the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location. Since April 1, 2009, the monthly rent, which includes overhead cost, has been $2,500. Mr. Gans, the Company’s President, Chief Executive Officer, and majority shareholder, is the majority owner of WSR.

ITEM 3. LEGAL PROCEEDINGS.

On June 14, 2013, Elizabeth Shiflett, a former cocktail waitress, filed a civil lawsuit against us in the S.D.N.Y. alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”), as amended, the New York State Human Rights Law (“NYSHRL”) and the New York City Human Rights Law (“NYCHRL”) based upon allegations of sexual discrimination, creating a hostile work environment based upon plaintiff’s sex and race and unlawful retaliation against plaintiff. The lawsuit further alleges that at all material times we were the employer of the plaintiff. The lawsuit had been preceded by a Determination of the U.S. Equal Employment Opportunity Commission (the “EEOC”) on January 25, 2013 that there was reasonable cause to believe that we had violated Title VII as a result of the complained-of conduct. The lawsuit seeks a declaratory judgment that the practices complained of violated Title VII, the NYSHRL and the NYCHRL, an injunction enjoining us from engaging in future unlawful acts of discrimination, harassment and retaliation, unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings, emotional distress, humiliation and loss of reputation, punitive damages as a result of our alleged disregard of plaintiff’s protected civil rights, and attorneys’ fees and costs. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination, sexual and racial harassment and retaliation. In November 2013, we filed a motion for summary judgment seeking dismissal of the case. We will vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

On March 14, 2013, Miki Yamada, a former bartender at the Scores New York nightclub located at 536 West 28th Street, New York, NY filed charges against us and IM Operating LLC (“IMO”) with the EEOC claiming violations of Title VII based upon alleged sexual harassment, discrimination based on gender and unlawful retaliation. Ms. Yamada also delivered a draft civil complaint to us containing similar allegations. Although we disputed the issues of liability and damages asserted by Ms. Yamada, we and the other respondents settled these matters for a payment of $90,000 (of which we paid $0) to Ms. Yamada pursuant to a settlement and release agreement dated April 30, 2013. These matters were settled out of court.

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

ITEM 4.MINE SAFETY DISCLOSURES.

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

Quarter Ended	High Bid	Low Bid
March 31, 2012	.0475	.022
June 30, 2012	.0575	.025
September 30, 2012	.05	.04
December 31, 2012	.047	.0355
March 31, 2013	.047	.02
June 30, 2013	.04	.016
September 30, 2013	.0389	.0173
December 31, 2013	.04	.02

Holders

As of March 24, 2014, there were 579 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

On August 6, 2010, our Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”), subject to the approval of our shareholders within twelve months of adoption. Shareholders had not adopted the 2010 Plan by August 6, 2011 and, accordingly, the 2010 Plan terminated.  The 2010 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to officers, directors, employees and consultants to acquire up to 20,000,000 shares of our common stock.  The following table sets forth information about our equity compensation plans as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0		$--	0
Equity compensation plans not approved by security holders	0	[1]	$--	--
Total	0		$--	--

1On October 22, 2002, we granted options to purchase shares of the Company’s common stock to the Company’s former executive officers in consideration for their employment with the Company. The options vested upon issuance on October 22, 2002 and expired on March 21, 2013. The table above reflects those shares that were authorized for issuance as of December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

For the year ended December 31, 2013 (the “2013 period”) compared to the year ended December 31, 2012 (the “2012 period”).

Revenues:

Revenues increased to $731,563 for the 2013 period from $693,889 for the 2012 period. This increase was primarily due to the launching of the Scoreslive.com website, which commenced accruing royalties in the second quarter of 2012. Royalties for the Scoreslive.com website increased 436% to $50,417 in the 2013 period from $9,400 in the 2012 period. Our operations are dependent upon royalties from our New York affiliated club which, in 2013, represented 21% of our total revenue. We license our brand to innovative and experienced operators who help sustain our brand by providing quality service to customers. Revenues increased 21% to $147,186 in the 2013 period from $121,816 in the 2012 period for the Chicago club, revenues increased 2% to $141,120 in the 2013 period from $138,781 in the 2012 period for the Baltimore club, revenues increased 25% to $120,000 in the 2013 period from $96,000 in the 2012 period for the Tampa Club and remained the same at $120,000 for the 2013 period and the 2012 period for the New Orleans club. Revenues decreased 23% to $152,840 in the 2013 period from $197,892 in the 2012 period for the New York club. Since our licenses are mostly structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level.

We recognize revenues as they are earned, not as they are collected.

Operating Expenses:

Operating expenses for the 2013 period and the 2012 period were $528,133 and $670,719 respectively. These expenses were directly related to the maintenance of the corporate entity and regulatory filing of periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”). To comply with the requirements of Sarbanes Oxley, we expect these regulatory costs to increase in future years. Virtually all of the 21% decrease in operating expenses can be attributed to our business development, legal costs and other executive administrative costs that changed modestly during the 2013 period from the 2012 period, but are expected to increase in future periods due to the expansion of our brand into emerging markets.

Provision for Income Taxes:

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses.

Net Income per share:

Our net income for the 2013 year end was $200,607 or $.001 per share versus a net income of $39,090 or $.000 per share for the 2012 year end. During the 2013 period, we increased our royalty revenue by $37,674. Our net income increased in 2013 by $161,517 due to the decrease in our operating costs, primarily due to the shift in business development and legal costs incurred. This material change from the 2013 period to the 2012 period is based on net income available to common shareholders divided by the weighted average of the common shares outstanding.

Liquidity and Capital Resources

At December 31, 2013, we had $4,522 in cash and cash equivalents compared to $59,139 in cash and cash equivalents at December 31, 2012.

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

We have incurred losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2013 we had an accumulated deficit of $(6,358,147). As of December 31, 2013, we had total current assets of $343,335 and total current liabilities of $473,306 or negative working capital of $(129,971). As of December 31, 2012, we had total current assets of $270,341 and total current liabilities of $572,520 or negative working capital of $(302,179). The decrease in the amount of negative working capital has been primarily attributable to the decrease in our related party payable.

We presently do not have any available credit, bank financing or other external sources of liquidity to fund our operations. We will need to obtain additional capital in order to meet our working needs and to continue to execute our business plan, build our operations and remain profitable. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private or institutional lenders. Because of recent problems in the credit markets, steep stock market declines, financial institution failures and government bail-outs, there can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

Off Balance Sheet Arrangements.

The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Revenue Recognition

Revenues for the 2013 period and the 2012 period were derived predominately from royalties. We apply judgment to ensure that the criteria for recognizing revenues are consistently applied and achieved for all recognized sales transactions.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2013 and 2012 are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, consisting of Robert M. Gans, our chief executive officer, and Howard Rosenbluth, our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective to ensure that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer and secretary, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that, as of December 31, 2013 our internal controls over financial reporting were effective, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Our management, including our chief executive officer and our chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

(c)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of March 24, 2014, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve until the next annual meeting of the Board of Directors, until their successors are elected or appointed and qualified, or until their prior resignation or removal.

Name	Positions Held	Age	Date of Election or Appointment as Director
Robert M. Gans	President, Chief Executive Officer and Director	71	August 6, 2010
Martin Gans	Director	78	June 23, 2009
Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	67	April 21, 2009

The following is a brief account of the business experience during the past five years or more of our directors and executive officer.

Robert M. Gans. Mr. Gans became President, Chief Executive Officer and director on August 6, 2010. For the past forty three years Robert M. Gans has owned and operated companies in the building materials business, as well as gentlemen’s clubs, restaurants, and several commercial and residential real estate properties.  Mr. Gans has either been the President, Managing Member, or sole owner of all of the companies in which he has been involved, including The Executive Club LLC, a company operating in the Gentlemen’s Club industry. None of the companies was or is a public company.  The Board concluded that Mr. Gans should serve as a director of the Company because of his extensive experience in the management and operation of gentlemen’s clubs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during 2013 and Forms 5 and amendments thereto received by the Company with respect to 2013 and any written representations from certain reporting persons that no Form 5 is required, none of our directors, executive officers, or greater than 10% stockholders failed to file a required report on Form 3, Form 4 or Form 5 during the fiscal year ended December 31, 2013.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

Code of Ethics

Due to the scope of our current operations, as of December 31, 2013, we have not adopted a code of ethics for financial executives, which include our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2013 and 2012 to (i) all individuals that served as our chief executive officer and our chief financial officer or acted in similar capacities for us at any time during the fiscal years ended December 31, 2013 and 2012 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2013 and 2012 that received annual compensation during such fiscal years in excess of $100,000 (collectively, the “named executive officers”).

Summary Compensation Table

						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and			Bonus	Awards	Awards	Compen-	Earnings	Compensation
Principal Position	Year	Salary ($)	($)	($)	($)	sation ($)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(i)	(j)

Robert M. Gans,	2013	0	0	0	0	0	0	0	0
Chief Executive Officer	2012	0	0	0	0	0	0	0	0

Howard Rosenbluth,	2013	0	0	0	0	0	0	0	0
Chief Financial Officer	2012	0	0	0	0	0	0	0	0

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

Effective January 1, 2013, we entered into a management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to us, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, we pay Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice.  Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $30,000 and $0 in unpaid management services as of December 31, 2013 and December 31, 2012, respectively.

Outstanding Equity Awards at 2013 Fiscal Year-End

As of the year ended December 31, 2013, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal years ended December 31, 2013 and 2012 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors. The following table shows compensation earned by each of our non-officer directors for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Martin Gans	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 24, 2014 by

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Robert M. Gans (2)	Common Stock	88,900,230	(2)	53.8%

Howard Rosenbluth	Common Stock	-0-		0.0%

Martin Gans	Common Stock	-0-		0.0%

All directors and executive officers as a group (3 persons)	Common Stock	88,900,230	(2)	53.8%

Mitchell’s East LLC (2) 617 Eleventh Avenue New York, NY 10036	Common Stock	88,900,230	(2)	53.8%

Estate of William Osher (3) 2955 Shell Road Brooklyn, NY	Common Stock	13,886,059		8.4%

(1)	Based upon 165,186,124 shares of Common Stock issued and outstanding as at March 24, 2014.

(2)	Robert M. Gans is the sole owner of Mitchell’s East LLC. The principal business address of Mr. Gans is 617 Eleventh Avenue, New York, NY 10036. Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the Stock Purchase Agreement whereby Mr. Gans purchased any rights of H. Osher to such shares.

(3)	William Osher passed away in August, 2007. H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

Securities Authorized for Issuance under Equity Compensation Plans

On August 6, 2010, our Board of Directors adopted the 2010 Plan.  The 2010 Plan provided for the issuance of both non-statutory and incentive stock options and other awards to acquire up to 20,000,000 shares of our common stock. Having never been approved by our shareholders, the 2010 Plan terminated on August 6, 2011. We had not issued any shares and there are no outstanding grants under the 2010 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $95,899 and $12,800 in unpaid royalties and expenses as of December 31, 2013 and December 31, 2012, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner of IMO and is also the Company’s majority shareholder.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $6,275 and $144,115 remains a payable to this related party as of December 31, 2013 and December 31, 2012, respectively.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $107,500 and $77,500 in unpaid rents as of December 31, 2013 and December 31, 2012, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $30,000 and $0 in unpaid management services as of December 31, 2013 and December 31, 2012, respectively

.

The total amounts due to the various related parties as of December 31, 2013 and 2012 was $143,775 and $221,615, respectively.

Pursuant to an oral arrangement, in September 2013 we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. This oral arrangement was memorialized in a written license agreement between SLC and Star Light effective December 9, 2013. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner of Star Light Events LLC.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2013 and 2012 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2013	Fiscal year ended December 31, 2012
Audit Fees (1)	$30,000	$30,000
Audit-Related Fees (2)	--	--
Tax Fees (3)	3,000	3,000
All Other Fees (4)	--	--
Total Fees	$33,000	$33,000

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of annual consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No		SEC Report Reference Number	Description

3.1		3.1	Certificate of Incorporation of Scores Holding Company, Inc. (1)

3.2		3(ii)	By-Laws of Scores Holding Company, Inc. (2)

10.1		10.20	Stock Option Agreement dated October 22, 2002 between the Registrant and Richard Goldring (3)

10.2		10.21	Stock Option Agreement dated October 22, 2002 between the Registrant and Elda Auerback (3)

10.3		10.28	Sublicense Agreement, dated June 13, 2003, between Entertainment Management Services, Inc. and Stone Park Entertainment (4)

10.4		10.29	Sublicense Agreement, dated February 27, 2004, between Entertainment Management Services, Inc. and Club 2000 Eastern Avenue, Inc. (4)

10.5		10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc. (5)

10.6		10.42	Sublicense Agreement, dated April 2, 2007, between Entertainment Management Services, Inc. and Silver Bourbon, Inc. (5)

10.7		10.1	Transfer Agreement by and among the Registrant, 333 East 60th Street Inc. (“333”) and Entertainment Management Services, Inc. (“EMS”) dated as of December 9, 2008 (6)

10.8		10.2	Cancellation Agreement by and among the Registrant and EMS dated as of January 27, 2009 (6)

10.9		10.3	Assignment and Assumption Agreement by and among the Registrant, 333 and EMS dated as of January 27, 2009 (6)

10.10		10.47	License Agreement, dated January 27, 2009, between the Registrant and I.M. Operating LLC (7)

10.11		10.1	License Agreement by and between the Registrant and Burhill LLC (8)

10.12	**	10.2	Scores Holding Company, Inc. 2010 Equity Incentive Plan (8)

10.13	**	10.3	Form of Option Agreement for the 2010 Plan (8)

10.14	**	10.4	Form of Director and Officer Indemnification Agreement (8)

10.15		10.15	Stock Purchase Agreement, dated January 27, 2009, among Elliot Osher, Harvey Osher, Richard Goldring and Mitchell’s East LLC (1)

10.16		10.16	License Agreement (and Addendum) by and between Scores Holding Company, Inc. and Tampa Food & Entertainment, Inc. dated September 30, 2010 (1)

10.17		10.17	License Agreement by and between the Registrant and Norm A. Properties dated December 26, 2012 (1)

10.18		10.18	Management Services Agreement, effective January 1, 2013, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc. (1)

10.19		10.1	License Agreement between Scores Holding Company, Inc. and Scores Licensing Corp. (9)

10.20		10.2	Trademark License Agreement between Scores Licensing Corp. and Star Light Events LLC (9)

21	*		List of Subsidiaries

31.1	*		Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*		Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		***	XBRL INSTANCE DOCUMENT
101.SCH		***	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL		***	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF		***	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB		***	TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE		***	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

**Indicates management contract or compensatory plan or arrangement.

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

(1)	Filed with the Securities and Exchange Commission on November 14, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on April 4, 1997 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 1996, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on April 23, 2003 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on April 15, 2005 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on May 17, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on February 2, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 2, 2009, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on April 15, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on August 13, 2010 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 5, 2010, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on December 27, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2013, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2014	SCORES HOLDING COMPANY, INC.

	By:	/s/Robert M. Gans
Robert M. Gans
Chief Executive Officer

	By:	/s/Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	Director	March 26, 2014
Robert M. Gans

/s/ Howard Rosenbluth	Director	March 26, 2014
Howard Rosenbluth

/s/ Martin Gans	Director	March 26, 2014
Martin Gans

PART IV – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Scores Holding Company, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and cash flows for each of the years ended December 31, 2013 and 2012 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Scores Holding Company, Inc. will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficit as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, New York

March 24, 2014

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$4,522	$59,139
Trade receivables - including affiliates- net	188,988	71,911
Prepaid expenses	11,217	7,429
Settlement receivable	138,608	131,862

Total Current Assets	343,335	270,341

Settlement receivable	23,781	162,389
Loan receivable	33,148	31,535

TOTAL ASSETS	$400,264	$464,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$130,460	$157,704
Related party payable	143,775	221,615
Deferred revenue	10,000	-
Settlement payable due to related party	189,071	193,201

Total Current Liabilities	473,306	572,520

Settlement payable due to related party	28,654	195,661
Note payable to related party	33,148	31,535

TOTAL LIABILITIES	535,108	799,716

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized,
165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,358,147)	(6,558,754)

Total stockholder's Deficit	(134,844)	(335,451)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400,264	$464,265

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

REVENUES

Royalty Revenue	$731,563	$693,889

Total Revenue	731,563	693,889

EXPENSES

General and Administrative Expenses	528,133	670,719

INCOME FROM OPERATIONS	203,430	23,170

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(2,823)	(4,080)
Licensee Forfieture Income	-	20,000

TOTAL OTHER INCOME/(EXPENSE)	(2,823)	15,920

NET INCOME BEFORE INCOME TAXES	200,607	39,090

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$200,607	$39,090

NET INCOME PER SHARE-Basic and Diluted	0.001	0.000

WEIGHTED AVERAGE OF COMMOM SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
YEARS ENDED DECEMBER 31, 2013 and 2012

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2011	165,186,124	$165,186	$6,028,117	$(6,597,844)	$(404,541)

Capital Contribution			30,000		30,000

Net Income				39,090	39,090

Balance as of December 31, 2012	165,186,124	165,186	6,058,117	(6,558,754)	(335,451)

Net Income				200,607	200,607

Balance as of December 31, 2013	165,186,124	$165,186	$6,058,117	$(6,358,147)	$(134,844)

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$200,607	$39,090

Adjustments to reconcile net income to net cash provided by operating activities:
Contributed services	-	30,000

Changes in assets and liabilities:
Licensee receivable	(117,077)	40,650
Prepaid expenses	(3,788)	(105)
Deferred revenue	10,000	(105,140)
Accounts payable and accrued expenses	(27,244)	74,748

NET CASH PROVIDED BY OPERATING ACTIVITIES	62,498	79,243

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	(77,840)	(62,751)
Settlement receivable, due to related party	131,862	125,444
Loan receivable	(1,613)	(1,535)
Settlement payable, due to related party	(171,137)	(121,727)
Note payable, due to related party	1,613	31,535

NET CASH USED IN FINANCING ACTIVITIES	(117,115)	(29,034)

NET INCREASE/(DECREASE) IN CASH	(54,617)	50,209
Cash and cash equivalents - beginning of year	59,139	8,930
Cash and cash equivalents - end of year	$4,522	$59,139

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$30,489	$-
Cash paid for income taxes	$-	$329

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2013 and 2012

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

Note 2. Summary of Significant Accounting Principles

BASIS OF PRESENTATION - Going Concern

The Company has incurred cumulative losses totaling $(6,358,147) a working capital deficit of $(129,971) and a net income of $200,607 at December 31, 2013. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of the brand with its current and new operators.  There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not increase its operations.

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

Fair Value of Financial Instruments

The carrying value of cash, trade receivables, prepaid expenses, other receivables, related party payable and accrued expenses, if applicable, approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value.

The Company utilizes the methods of fair value measurement as described in ASC 820 to value its financial assets and liabilities. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Trade receivables and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts had a balance of $-0- and $-0- for the December 31, 2013 and 2012 periods. In reviewing any delinquent royalty or note receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.

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

There were no stock options or warrants issued during the years ended December 31, 2013 and 2012, hence the Company has recorded no compensation expense. If the Company were to issue equity rights for compensation, then the Company would recognize compensation expense under Topic 718 over the requisite service period using the Black-Scholes model for equity rights granted.

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

The Company has a net operating loss carryforward of approximately $6,100,000, which expire in the years 2018 through 2034. The related deferred tax asset of approximately $2,690,000 has been offset by a valuation allowance. The Company’s net operating loss carryforwards may have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years.

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$2,690,000	$2,750,000
Temporary – legal accrual	-	29,000
Less valuation allowance	(2,690,000)	(2,779,000)
Net deferred tax asset	$-	$-

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2013 and 2012, as a result of the following:

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

	2013	2012
Tax (benefit) at statutory rate	$68,000	$13,000
State and local taxes	21,000	4,000
Permanent differences	-	(15,000)
Change in valuation allowance	(89,000)	(2,000)
Tax due	$-	$-

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2013 and 2012, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

The Company is charged a monthly fee for operating expenses and overhead as a result of the use of a shared facility and employees of an affiliate.

Concentration of Credit Risk

The Company earns predominately royalty revenues and to a lesser extent merchandise sales from 9 licensees.

With regards to 2013, concentrations of sales from 5 licensees range from 16% to 21%, which there are receivables from the 3 licensees ranging from 13% to 51% on these licensees for 2013. Included in these amounts for 2013 is 1 licensee considered a related party. Sales from this licensee are 21%.

With regards to 2012, concentrations of sales from 5 licensees range from 14% to 29%, which there are receivables from the 5 licensees ranging from 14% to 32% on these licensees for 2012. Included in these amounts for 2012 is 1 licensee considered a related party. Sales from this licensee are 29%. There are receivables from 1 related party licensee of 18%.

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

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $95,899 and $12,800 in unpaid royalties and expenses as of December 31, 2013 and December 31, 2012, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner of IMO and is also the Company’s majority shareholder.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $6,275 and $144,115 remains a payable to this related party as of December 31, 2013 and December 31, 2012, respectively.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $107,500 and $77,500 in unpaid rents as of December 31, 2013 and December 31, 2012, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $30,000 and $0 in unpaid management services as of December 31, 2013 and December 31, 2012, respectively.

The total amounts due to the various related parties as of December 31, 2013 and 2012 was $143,775 and $221,615, respectively.

Pursuant to an oral arrangement, in September 2013 we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. This oral arrangement was memorialized in a written license agreement between SLC and Star Light effective December 9, 2013. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner of Star Light Events LLC.

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

Note 4. Intangible Assets

Trademark

In connection with the acquisition of Scores Licensing Company (“SLC”) as discussed above, the Company acquired the trademark to the name "SCORES". This trademark had a gross recorded value at December 31, 2008 of $878,318 which had been increased for the purchase from SLC for $250,000. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark has been completely amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition was amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. As of December 31, 2011 the cost of the trademark has been fully amortized.

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

The Company believes that the carrying amount of the “Scores” trademark exceeds its fair or net present value as of December 31, 2013 and 2012.

Note 5. Licensees

The Company has nine license agreements which were obtained between 2003 and 2013; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO”, Tampa Food and Entertainment Inc., Norm A Properties, LLC, Swan Media Group, Inc. (formerly AYA International, Inc.) and Starlight Events LLC known as “Scores Atlantic City” and SLC.

“IMO’s” members are our majority shareholder, Robert M. Gans, and Secretary and Director, Howard Rosenbluth hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans. The club accounted for 21% and 29% of our royalty revenues during the year of 2013 and 2012, respectively. Mr. Gans is also the majority owner of Swan Media Group, Inc., which accounted for 7% and 1% of our royalty revenues during the year of 2013 and 2012. Mr. Gans is also the majority owner of Scores Atlantic City, royalties do not accrue until April 2014.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of December 31, 2013, the settlement receivable is $162,389

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of December 31, 2013, this promissory note balance is $33,148.

Note 7. Settlement/Note Payable

As discussed in Note 6 regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of December 31, 2013 $217,725 is outstanding.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2013 is comprised of professional fees of $36,000, legal fees of $58,244, filing fees of $14,651, marketing fees of $8,000 and miscellaneous accruals and payables of $13,565. Accounts payables and accrued expenses as of December 31, 2012 is comprised of $111,055 in settlement and legal fees, professional fees of $33,000 and miscellaneous accruals and payables of $13,649.

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2013 and 2012

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

Stock option activity for the two years ended December 31, 2013 is summarized as follows:

	Weighted
	Average
	Shares	Exercise Price

Outstanding at December 31, 2011	85,000	$2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-

Outstanding at December 31, 2012	85,000	2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	(85,000)	(2.80)

Outstanding at December 31, 2013	-0-	0

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the options/SSAR. The intrinsic value of the options/SSAR as of December 31, 2012 was $0.

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

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

‘

On March 14, 2013, Miki Yamada, a former bartender at the Scores New York nightclub located at 536 West 28th Street, New York, NY filed charges against the Company and IMO with the EEOC claiming violations of Title VII based upon alleged sexual harassment, discrimination based on gender and unlawful retaliation. Ms. Yamada also delivered a draft civil complaint to the Company containing similar allegations. Although the Company disputed the issues of liability and damages asserted by Ms. Yamada, the Company and the other respondents settled these matters for a payment of $90,000 (of which the Company paid $0) to Ms. Yamada pursuant to a settlement and release agreement dated April 30, 2013. These matters were settled out of court.

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

