Form 10-Q
period 2014-03-31
SCORES HOLDING CO INC
filed 2014-05-20
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

As of May 16, 2014, there were 165,186,124 shares of common stock, $0.001 par value per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$71,861	$4,522
Trade receivables - including affiliates, net	263,786	188,988
Prepaid expenses	7,706	11,217
Settlement receivable	128,383	138,608

Total Current Assets	471,736	343,335

Settlement receivable	-	23,781
Loan receivable	33,564	33,148

TOTAL ASSETS	$505,300	$400,264

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$121,088	$130,460
Security deposit payable	20,000	10,000
Related party payable	152,500	143,775
Settlement payable due to related party	162,042	189,071

Total Current Liabilities	455,630	473,306

Settlement payable due to related party	-	28,654
Note payable to related party	33,564	33,148

TOTAL LIABILITIES	489,194	535,108

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,207,197)	(6,358,147)

Total stockholders' Equity (Deficit)	16,106	(134,844)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$505,300	$400,264

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

REVENUES

Royalty Revenue	$204,353	$166,565

Total Revenue	204,353	166,565

EXPENSES

General and Administrative Expenses	116,789	121,981

INCOME FROM OPERATIONS	87,564	44,584

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(501)	(843)
Settlement	63,887	-

TOTAL OTHER INCOME/(EXPENSE)	63,386	(843)

NET INCOME BEFORE INCOME TAXES	150,950	43,741

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$150,950	$43,741

NET INCOME PER SHARE-Basic and Diluted	0.001	0.000

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$150,950	$43,741

Adjustments to reconcile net income to net cash provided by (used) in operating activities:

Changes in assets and liabilities:
Licensee receivable	(74,798)	(5,536)
Prepaid expenses	3,511	2,334
Security deposit payable	10,000	-
Accounts payable and accrued expenses	(9,372)	(42,441)

NET CASH PROVIDED BY/(USED BY) OPERATING ACTIVITIES	80,291	(1,902)

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	8,725	(22,115)
Settlement receivable	34,006	32,351
Loan receivable	(416)	(396)
Settlement payable	(55,683)	(31,627)
Loan payable	416	396

NET CASH USED IN FINANCING ACTIVITIES	(12,952)	(21,391)

NET INCREASE/(DECREASE) IN CASH	67,339	(23,293)
Cash and cash equivalents - beginning of year	4,522	59,139
Cash and cash equivalents - end of year	$71,861	$35,846

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$9,849	$-
Cash paid for income taxes	$1,139	$-

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

Our condensed consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiary.  Certain prior period amounts have been reclassified to conform to the current period presentation. Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2014.

Note 2. Summary of Significant Accounting Principles

Going Concern

As of March 31, 2014 the Company has incurred cumulative losses (since the inception of its business) totaling $(6,207,197) and a working capital surplus of $16,106. The Company had net income of $150,950 for the three months ended March 31, 2014.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earns predominately royalty revenues and to a lesser extent merchandise sales from 12 licensees.

With regard to the three months ended March 31, 2014, concentrations of sales from 5 licensees range from 14% to 17%, which include receivables from 3 licensees ranging from 11% to 42% from these licensees for the three months ended March 31, 2014. Included in these amounts for 2014 is 1 licensee considered a related party.  Sales from this licensee are 16%.  There are receivables from 2 licensees considered related parties of 10% and 42%.

With regard to the three months ended March 31, 2013, concentrations of sales from 5 licensees range from 18% to 22%, which include receivables from 4 licensees ranging from 17% to 29% from these licensees for the three months ended March 31, 2013. Included in these amounts for 2013 was 1 licensee considered related party. Sales from this licensee were 22%. There are receivables from 1 related party licensee of 22%.

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

Income Per Share

Net income per share data for both the three-month period ended March 31, 2014 and 2013 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  As of March 31, 2014, there are no outstanding stock options.

Fair Value of Financial Instruments

The carrying value of cash, trade receivables, prepaid expenses, other receivables, related party payables and accrued expenses, if applicable, approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value.

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

New Accounting Pronouncements

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $111,254 and $95,899 in unpaid royalties and expenses as of March 31, 2014 and December 31, 2013, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner of IMO and is also the Company’s majority shareholder. IMO owes the Company a royalty receivable of $27,201 as of March 31, 2014.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $6,275 remains a payable to this related party as of December 31, 2013.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $115,000 and $107,500 in unpaid rents as of March 31, 2014 and December 31, 2013, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $37,500 and $30,000 in unpaid management services as of March 31, 2014 and December 31, 2013, respectively.

The total amounts due to the various related parties as of March 31, 2014 and December 31, 2013 were $152,500 and $143,775 respectively.

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

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of SLC, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at March 31, 2014 of $ -0-. This trademark has been registered in the United States, Canada, Japan and the European Community. The trademark has been completely amortized by straight line methods over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition was amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. This intangible asset was fully amortized as of September 30, 2011.

Note 5. Licensees

The Company has ten license agreements (encompassing eleven clubs and the Scoreslive.com website) which were obtained between 2003 and 2014; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO”, Tampa Food and Entertainment Inc., Norm A Properties, LLC, Swan Media Group, Inc. (formerly AYA International, Inc.), Starlight Events LLC known as “Scores Atlantic City” and SLC and Houston KP LLC.

“IMO’s” members are our majority shareholder, Robert M. Gans, and Secretary and Director, Howard Rosenbluth hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans. The club accounted for 16% and 22% of our royalty revenues during the first three months of 2014 and 2013, respectively. Mr. Gans is also the majority owner of Swan Media Group, Inc., which accounted for 8% and 2% of our royalty revenues during the first three months of 2014 and 2013. Mr. Gans is also the majority owner of Scores Atlantic City; royalties do not accrue until April 2014.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of March 31, 2014, the settlement receivable is $128,383.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of March 31, 2014, this promissory note balance is $33,564.

Note 7. Settlement/Note Payable

As discussed in the Note regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of March 31, 2014, $162,042 is outstanding.

In March 2014, the Company filed a complaint against various parties for trademark infringement. A settlement was reached in which the Company would receive $150,000 and the defendants would cease and desist from further use of the trademarks. The first installment of $63,887 ($100,000 less legal fees) was received in March 2014.The second installment of $50,000 is due in June 2014. This installment will be recorded when received due to its unsecured nature.

Note 8. Commitments and Contingencies

The Company records $2,500 a month as rent, overhead, and services dues to Metropolitan Lumber Hardware Building Supplies, Inc. for services rendered by the management of the Company. Mr. Gans is the sole owner of Metropolitan Lumber Hardware Building Supplies, Inc.

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

On June 14, 2013, Elizabeth Shiflett, a former cocktail waitress, filed a civil lawsuit against the Company in the S.D.N.Y. alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”), as amended, the New York State Human Rights Law (“NYSHRL”) and the New York City Human Rights Law (“NYCHRL”) based upon allegations of sexual discrimination, creating a hostile work environment based upon plaintiff’s sex and race and unlawful retaliation against plaintiff. The lawsuit further alleges that at all material times the Company was the employer of the plaintiff. The lawsuit had been preceded by a Determination of the U.S. Equal Employment Opportunity Commission (the “EEOC”) on January 25, 2013 that there was reasonable cause to believe that the Company had violated Title VII as a result of the complained-of conduct. The lawsuit seeks a declaratory judgment that the practices complained of violated Title VII, the NYSHRL and the NYCHRL, an injunction enjoining the Company from engaging in future unlawful acts of discrimination, harassment and retaliation, unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings, emotional distress, humiliation and loss of reputation, punitive damages as a result of the Company’s alleged disregard of plaintiff’s protected civil rights, and attorneys’ fees and costs. The Company disputes that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination, sexual and racial harassment and retaliation. In an order dated April 10, 2014, the Court dismissed all claims. In May 2014, Ms. Shiflett filed an appeal. The Company will vigorously defend itself in this litigation and does not expect that the outcome will be material.

On or about February 28, 2014, Kiana Love, a former entertainer and masseuse at The Penthouse Executive Club and Scores New York, both located in New York, NY, filed a civil lawsuit in the SDNY against us, The Executive Club, LLC, Go West Entertainment, Inc., Scores Entertainment, Inc., Entertainment Management Services, Inc., 333 East 60th Street., Inc., I.M. Operating, LLC, Richard Goldring, Elliot Osher, Robert Gans and Mark Yackow (collectively “Defendants”), alleging, for the time during which she performed as a masseuse, violations of the state and federal wage and hour laws, including the New York Labor Law and Fair Labor Standards Act, based upon allegations of failure to pay minimum wage, uniform related expenses, and allegations of improper wage deductions and tip misappropriation as well as record keeping violations. The lawsuit further alleges that at all material times Defendants were employers of Ms. Love, the plaintiff, while she performed massage services at Scores New York as well as The Penthouse Executive Club.  The lawsuit seeks unspecified compensatory damages for plaintiff’s alleged loss of past wages and reimbursement of allegedly unlawful deductions. We dispute that we were an employer of the plaintiff, who was at all material times an independent contractor, and categorically deny all allegations of violations of law, including the wage and hour laws, improper tip taking, and violations related to uniforms.  The Complaint in the action has not yet been served and our answer therefore has not yet become due.  We have been presented with an initial demand for settlement in the amount of approximately $75,000 and, along with other defendants, are actively trying to resolve the dispute with counsel for the plaintiff without a need to appear in the lawsuit.

There are no other material legal proceedings pending to which the Company or any of its property is subject, nor to our knowledge are any such proceedings threatened.

Note 9. Subsequent Events

Management evaluated subsequent events through the date of this filing and determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are nine such clubs currently operating under the Scores name, in New York City, Atlantic City, Baltimore, Chicago, Tampa, New Orleans, and Savannah, Jacksonville, and West Palm Beach. The Atlantic City club commenced operations in September 2013. Clubs in Savannah, Jacksonville and West Palm Beach commenced operations in March 2014. The Detroit and Houston clubs are not yet operating.

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

Results of Operations

Three Months Ended March 31, 2014 (“the 2014 three-month period”) Compared to Three Months Ended March 31, 2013 (“the 2013 three-month period”).

Revenues:

Revenues increased to $204,353 for the 2014 three-month period from $166,565 for the 2013 three-month period.

Revenues from the New York Club decreased ten percent (10%) to $33,476 as compared to $37,115 for the 2014 and 2013 three-month periods, respectively.  Revenues from our Chicago nightclub decreased nine percent (9%) to $29,825 for the 2014 three-month period from $32,884 from the 2013 three-month period, while revenues from our Baltimore club increased nine percent (9%) to $35,696 for the 2014 three-month period from $32,706 for the 2013 three-month period and revenues from our New Orleans club remained the same at $30,000 for the 2014 and 2013 three-month period. Revenue from our Tampa club remained the same at $30,000 for the 2014 and 2013 three-month period. Revenue from our Scoreslive.com licensee increased two hundred ninety-seven percent (297%) to $15,355 for the 2014 three-month period from $3,860 for the 2013 three-month period. The Company earned revenue from three new clubs (Jacksonville, West Palm Beach and Savannah) that commenced operations in March 2014. Our revenues from each of these clubs were $10,000 for the 2014 three-month period.

Revenues under our license agreements vary from a flat monthly fee to a percentage of club revenues on a monthly basis.

General and Administrative Expenses:

General and administrative expenses decreased during the 2014 three-month period to $116,789 from $121,981 during the 2013 three-month period.  General and administrative expenses decreased approximately by $5,192 from 2014 to 2013, which decrease can be attributed to a decrease in legal fees.  Legal expenses attributable to ongoing litigation amounted to $43,418 for the three-month period ended March 31, 2014 and $50,928 for the three-month period ended March 31, 2013.

Provision for Income Taxes

The provision for state income taxes relates primarily to average assets and capital which were not impacted by our net operating losses.

Net Income:

Our net income was $150,950 or $0.001 per share for the 2014 three-month period compared to net income of $43,741 or $0.000 per share for the 2013 three-month period.  The increase in net income for the 2014 three-month period is largely attributable to the settlement of a lawsuit in our favor.

Net income per share data for both the 2014 three-month period and the 2013 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At March 31, 2014, we had $71,861 in cash and cash equivalents compared to $4,522 in cash and cash equivalents at December 31, 2013. The increase in cash is related to the settlement we received in March 2014.

Operating Activities:

Net cash provided by operating activities for the three months ended March 31, 2014 was $80,291 and net cash used by operating activities for the three months ended March 31, 2013 was $1,902. The increase in cash is related to the settlement we received in March 2014.

Financing Activities:

As of March 31, 2014, we owed $115,000 in rent to our Westside Realty affiliate and $37,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of March 31, 2014 we had an accumulated deficit of $(6,207,197). As of March 31, 2014, we had total current assets of $471,736 and total current liabilities of $455,630 or working capital of $16,106. As of December 31, 2013, we had total current assets of $343,335 and total current liabilities of $473,306 or negative working capital of $(129,971). The decrease in the amount of negative working capital has been primarily attributable to the decrease in our related party payable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - Other Information

Item 1. Legal Proceedings.

On June 14, 2013, Elizabeth Shiflett, a former cocktail waitress, filed a civil lawsuit against us in the S.D.N.Y. alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”), as amended, the New York State Human Rights Law (“NYSHRL”) and the New York City Human Rights Law (“NYCHRL”) based upon allegations of sexual discrimination, creating a hostile work environment based upon plaintiff’s sex and race and unlawful retaliation against plaintiff. The lawsuit further alleges that at all material times we were the employer of the plaintiff. The lawsuit had been preceded by a Determination of the U.S. Equal Employment Opportunity Commission (the “EEOC”) on January 25, 2013 that there was reasonable cause to believe that we had violated Title VII as a result of the complained-of conduct. The lawsuit seeks a declaratory judgment that the practices complained of violated Title VII, the NYSHRL and the NYCHRL, an injunction enjoining us from engaging in future unlawful acts of discrimination, harassment and retaliation, unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings, emotional distress, humiliation and loss of reputation, punitive damages as a result of our alleged disregard of plaintiff’s protected civil rights, and attorneys’ fees and costs. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination, sexual and racial harassment and retaliation. In November 2013, we filed a motion for summary judgment seeking dismissal of the case. On April 10, 2014, the Court granted our motion for summary judgment dismissing all claims. In May 2014, Ms. Shiflett filed a notice of appeal to with the United States Court of Appeals for the Second Circuit. We will continue to vigorously defend ourselves in this litigation and do not expect that the outcome will be material.

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

On or about February 28, 2014, Kiana Love, a former entertainer and masseuse at The Penthouse Executive Club and Scores New York, both located in New York, NY, filed a civil lawsuit in the SDNY against us, The Executive Club, LLC, Go West Entertainment, Inc., Scores Entertainment, Inc., Entertainment Management Services, Inc., 333 East 60th Street., Inc., I.M. Operating, LLC, Richard Goldring, Elliot Osher, Robert Gans and Mark Yackow (collectively “Defendants”), alleging, for the time during which she performed as a masseuse, violations of the state and federal wage and hour laws, including the New York Labor Law and Fair Labor Standards Act, based upon allegations of failure to pay minimum wage, uniform related expenses, and allegations of improper wage deductions and tip misappropriation as well as record keeping violations. The lawsuit further alleges that at all material times Defendants were employers of Ms. Love, the plaintiff, while she performed massage services at Scores New York as well as The Penthouse Executive Club.  The lawsuit seeks unspecified compensatory damages for plaintiff’s alleged loss of past wages and reimbursement of allegedly unlawful deductions. We dispute that we were an employer of the plaintiff, who was at all material times an independent contractor, and categorically deny all allegations of violations of law, including the wage and hour laws, improper tip taking, and violations related to uniforms.  The Complaint in the action has not yet been served and our answer therefore has not yet become due.  We have been presented with an initial demand for settlement in the amount of approximately $75,000 and, along with other defendants, are actively trying to resolve the dispute with counsel for the plaintiff without a need to appear in the lawsuit.

On April 26, 2013, the Company filed a complaint in United States District Court, District of Massachusetts against Helesant, Inc., et al. for trademark infringement. The compliant sought injunctive relief and money damages. A settlement was reached in which the Company would receive $150,000 and the defendants would cease and desist from further use of the trademarks. The first installment of $100,000 was received in March 2014. The second installment of $50,000 is due in June 2014. Pursuant to settlement order of dismissal filed February 6, 2014, the action was dismissed, with prejudice, as of March 23, 2014.

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On February 14, 2014, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Houston KP LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Houston, Texas.  The license is for a term of five years, with five successive five year renewal terms. Commencing on July 31, 2014, we will receive $10,000 per month for the first two years of the agreement but will be required to designate $2,500 of that fee for advertising Scores Houston. After such two-year period, we shall be due to receive, on a monthly basis, the greater of 4.99% of monthly net revenues or $10,000. Pursuant to the written agreement, SLC also granted Scores Houston a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Scores Houston will purchase for the licensed products from us or our affiliates at our cost plus 25%. The Houston club was not operating as of March 31, 2014.

Pursuant to an oral arrangement, in July 2013 we granted an exclusive license for the use of certain Scores trademarks to Southeast Show Clubs LLC for its gentlemen’s clubs in West Palm Beach, Florida, Savannah, Georgia and Jacksonville, Florida. The license is for a term of five years, with five successive five-year renewal terms. Royalties under this license are payable at the rate of $10,000 per month, per club, beginning in March 2014. We also granted Southeast Show Clubs a non-exclusive license to sell certain licensed products bearing our trademarks. Southeast Show Clubs will purchase the licensed products from us or our affiliates at our cost plus 25%. The above terms are subject to modification upon entry into definitive documentation memorializing the arrangement.

Item 6.  Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Scores Holding Company, Inc. (1)

3.2	By-Laws of Scores Holding Company, Inc. (2)

10.1	*Trademark License Agreement between Scores Licensing Corp. and Houston KP LLC, effective February 14, 2014.

31.1	*Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	*Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	*Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	*Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SCORES HOLDING COMPANY, INC.

Date: May 19, 2014	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 19, 2014	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

