Form 10-Q
period 2014-06-30
SCORES HOLDING CO INC
filed 2014-08-19
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

As of August 14, 2014, there were 165,186,124 shares of common stock, $0.001 par value per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,501	$4,522
Trade receivables - including affiliates, net	237,126	188,988
Prepaid expenses	27,569	11,217
Loan receivable	33,986	-
Settlement receivable	93,949	138,608

Total Current Assets	395,131	343,335

Settlement receivable	-	23,781
Loan receivable	-	33,148

TOTAL ASSETS	$395,131	$400,264

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$117,772	$130,460
Security deposit payable	25,000	10,000
Note payable related party	33,986	-
Related party payable	-	143,775
Settlement payable due to related party	120,553	189,071

Total Current Liabilities	297,311	473,306

Settlement payable due to related party	-	28,654
Note payable to related party	-	33,148

TOTAL LIABILITIES	297,311	535,108

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,125,483)	(6,358,147)

Total stockholders' Equity (Deficit)	97,820	(134,844)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$395,131	$400,264

See notes to condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES

Royalty Revenue	$166,405	$188,383	$370,758	$354,948

Total Revenue	166,405	188,383	370,758	354,948

EXPENSES

General and Administrative Expenses	117,545	126,218	234,334	248,198

INCOME FROM OPERATIONS	48,860	62,165	136,424	106,750

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(420)	(720)	(921)	(1,563)
Settlement	33,274	-	97,161

TOTAL OTHER INCOME/(EXPENSE)	32,854	(720)	96,240	(1,563)

NET INCOME BEFORE INCOME TAXES	81,714	61,445	232,664	105,187

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	$81,714	$61,445	$232,664	$105,187

NET INCOME PER SHARE-Basic and Diluted	0.000	0.000	0.001	0.001

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124	165,186,124	165,186,124

See notes to condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$232,664	$105,187

Adjustments to reconcile net income to net cash provided by (used) in operating activities:

Changes in assets and liabilities:
Licensee receivable	(48,138)	(47,399)
Prepaid expenses	(16,352)	(19,966)
Security deposit payable	15,000	-
Accounts payable and accrued expenses	(12,688)	(21,205)

NET CASH PROVIDED BY OPERATING ACTIVITIES	170,486	16,617

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	(143,775)	(47,401)
Settlement receivable	68,440	65,109
Loan receivable	(838)	(797)
Settlement payable	(97,172)	(90,707)
Loan payable	838	797

NET CASH USED IN FINANCING ACTIVITIES	(172,507)	(72,999)

NET INCREASE/(DECREASE) IN CASH	(2,021)	(56,382)
Cash and cash equivalents - beginning of year	4,522	59,139
Cash and cash equivalents - end of year	$2,501	$2,757

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$12,125	$-
Cash paid for income taxes	$1,139	$-

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2014.

Note 2. Summary of Significant Accounting Principles

Going Concern

As of June 30, 2014 the Company has incurred cumulative losses (since the inception of its business) totaling $(6,125,483) and a working capital surplus of $97,820. The Company had net income of $232,664 for the six months ended June 30, 2014.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not continue its operations.

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

With regards to 2014, concentrations of sales from 5 licensees range from 16% to 20%, which include receivables from 4 licensees ranging from 13% to 41% on these licensees for 2014. Included in these amounts for 2014 is 1 licensee considered a related party.  Sales from this licensee are 16%.  There are receivables from 2 licensees considered related parties of 22% and 41%.

With regards to 2013, concentrations of sales from 5 licensees range from 16% to 22%, which include receivables from 4 licensees ranging from 21% to 25% on these licensees for 2013. Included in these amounts for 2013 was 1 licensee considered related party. Sales from this licensee were 22%. There is a receivable from 1 related party licensee of 24%.

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

Income Per Share

Net income per share data for both the six-month period ending June 30, 2014 and 2013 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  As of June 30, 2014, there are no outstanding stock options.

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

New Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $98,279 and $95,899 in unpaid royalties and expenses as of June 30, 2014 and December 31, 2013, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner of IMO and is also the Company’s majority shareholder. IMO owes the Company a royalty receivable of $52,188 as of June 30, 2014.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $6,275 remains a payable to this related party as of December 31, 2013.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $0 and $107,500 in unpaid rents as of June 30, 2014 and December 31, 2013, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $0 and $30,000 in unpaid management services as of June 30, 2014 and December 31, 2013, respectively.

The total amounts due to the various related parties as of June 30, 2014 and December 31, 2013 was $0 and $143,775 respectively and the total amounts due to the Company from the various related parties as of June 30, 2014 was $150,467.

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner of Star Light Events LLC.

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

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of SLC, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at June 30, 2014 of $ -0-. This trademark has been registered in the United States, Canada, Japan and the European Community. The trademark has been completely amortized by straight line methods over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition was amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. This intangible asset was fully amortized as of September 30, 2011.

Note 5. Licensees

The Company has ten license agreements which were obtained between 2003 and 2014; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO”, Tampa Food and Entertainment Inc., Norm A Properties, LLC, Swan Media Group, Inc. (formerly AYA International, Inc.), Starlight Events LLC known as “Scores Atlantic City” and SLC and Houston KP LLC.

“IMO’s” members are our majority shareholder, Robert M. Gans, and Secretary and Director, Howard Rosenbluth hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans. The club accounted for 16% and 22% of our royalty revenues during the first six months of 2014 and 2013, respectively. Mr. Gans is also the majority owner of Swan Media Group, Inc., which accounted for 7% and 4% of our royalty revenues during the first six months of 2014 and 2013. Mr. Gans is also the majority owner of Scores Atlantic City, which accounted for 8 % of our royalty revenues during the first six months of 2014. Royalties did not commence for Scores Atlantic City until April 2014.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of June 30, 2014, the settlement receivable is $93,949.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of June 30, 2014, this promissory note balance is $33,564.

Note 7. Settlement/Note Payable

As discussed in the Note regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of June 30, 2014, $120,553 is outstanding.

In March 2014, the Company filed a complaint against various parties for trademark infringement. A settlement was reached in which the Company would receive $150,000 and the defendants would cease and desist from further use of the trademarks. The first installment of $63,887 ($100,000 less legal fees) was received in March 2014.The second installment of $33,274 ($50,000 less legal fees) was collected in June 2014.

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

On June 14, 2013, Elizabeth Shiflett, a former cocktail waitress, filed a civil lawsuit against the Company in the S.D.N.Y. alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”), as amended, the New York State Human Rights Law (“NYSHRL”) and the New York City Human Rights Law (“NYCHRL”) based upon allegations of sexual discrimination, creating a hostile work environment based upon plaintiff’s sex and race and unlawful retaliation against plaintiff. The lawsuit further alleges that at all material times the Company was the employer of the plaintiff. The lawsuit had been preceded by a Determination of the U.S. Equal Employment Opportunity Commission (the “EEOC”) on January 25, 2013 that there was reasonable cause to believe that the Company had violated Title VII as a result of the complained-of conduct. The lawsuit seeks a declaratory judgment that the practices complained of violated Title VII, the NYSHRL and the NYCHRL, an injunction enjoining the Company from engaging in future unlawful acts of discrimination, harassment and retaliation, unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings, emotional distress, humiliation and loss of reputation, punitive damages as a result of the Company’s alleged disregard of plaintiff’s protected civil rights, and attorneys’ fees and costs. The Company disputes that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination, sexual and racial harassment and retaliation. In an order dated April 10, 2014, the Court dismissed all federal claims. In May 2014, Ms. Shiflett filed an appeal. The Company will vigorously defend itself in this litigation and does not expect that the outcome will be material.

On or about March 7, 2014, Kiana Love, a former entertainer and masseuse at The Penthouse Executive Club and Scores New York, both located in New York, NY, filed a civil lawsuit in the SDNY against us, The Executive Club, LLC, Go West Entertainment, Inc., Scores Entertainment, Inc., Entertainment Management Services, Inc., 333 East 60th Street., Inc., I.M. Operating, LLC, Richard Goldring, Elliot Osher, Robert Gans and Mark Yackow (collectively “Defendants”), alleging, for the time during which she performed as a masseuse, violations of the state and federal wage and hour laws, including the New York Labor Law and Fair Labor Standards Act, based upon allegations of failure to pay minimum wage, uniform related expenses, and allegations of improper wage deductions and tip misappropriation as well as record keeping violations. The lawsuit further alleges that at all material times Defendants were employers of Ms. Love, the plaintiff, while she performed massage services at Scores New York as well as The Penthouse Executive Club.  The lawsuit seeks unspecified compensatory damages for plaintiff’s alleged loss of past wages and reimbursement of allegedly unlawful deductions. We dispute that we were an employer of the plaintiff, who was at all material times an independent contractor, and categorically deny all allegations of violations of law, including the wage and hour laws, improper tip taking, and violations related to uniforms.  The Complaint in the action was served in June 2014. Certain defendants, including Scores Holding Company, Inc. answered on July 21, 2014. The Executive Club LLC and I.M. Operating, LLC each interposed a counterclaim for offset / unjust enrichment which Plaintiff answered on August 13, 2014. The parties are presently exploring settlement while they simultaneously engage in the discovery process. Fact discovery is scheduled to close in November 2014.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are six such clubs currently operating under the Scores name, in New York City, Atlantic City, Baltimore, Chicago, Tampa, and New Orleans. There are five clubs: Savannah, Jacksonville, West Palm Beach, Detroit and Houston clubs that are operating but not subject to royalties until July 1, 2014.

On January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock.  I.M. Operating LLC (“IMO”), which is partially owned by Robert M. Gans who is also our majority shareholder, has signed a licensing agreement with us and commenced operations in New York of a new club (the “New York Club”) under the Scores name in May 2009. On December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner of Star Light Events LLC.   Throughout this report, we refer to the New York Club and Starlight as our affiliates, because of the common ownership by Mr. Gans. All other clubs are referred to as non-affiliated clubs or as licensees, a term that may include the New York Club and Starlight Club when the context requires.

On August 6, 2010, we appointed Robert M. Gans as our President and Chief Executive Officer and as a member of our Board.  Robert Gans and Martin Gans, one of our existing Board members, are brothers.  Also on August 6, 2010, we appointed Howard Rosenbluth as our Treasurer and Chief Financial Officer.

Results of Operations

Three Months Ended June 30, 2014 (“the 2014 three-month period”) Compared to Three Months Ended June 30, 2013 (“the 2013 three-month period”).

Revenues:

Revenues decreased to $166,405 for the 2014 three-month period from $188,383 for the 2013 three-month period.

Revenues from the New York Club decreased thirty seven percent (37%) to $24,987 for the 2014 three-month period as compared to $40,286 for the 2013 three-month period.  Revenues from our Chicago nightclub decreased eight percent (8%) to $35,489 for the 2014 three-month period from $38,711 from the 2013 three-month period; revenues from our Baltimore club decreased three percent (3%) to $36,645 for the 2014 three-month period from $37,769 for the 2013 three-month period and revenues from our New Orleans club remained the same at $30,000 for the 2014 and 2013 three-month period. Revenue from our Tampa club remained the same at $30,000 for the 2014 and 2013 three-month period. Revenue from our Scoreslive.com licensee decreased twenty percent (20%) to $9,285 for the 2014 three-month period from $11,617 for the 2013 three-month period. Revenues from our Atlantic City nightclub licensee increased one hundred percent (100%) to $30,000 as royalties commenced April 2014.

General and Administrative Expenses:

General and administrative expenses decreased during the 2014 three-month period to $117,545 from $126,218 during the 2013 three-month period.  General and administrative expenses decreased approximately by $8,673 from 2014 to 2013, which decrease can be attributed to the decrease in legal fees and accounting fees.  Legal expenses attributable to ongoing litigation amounted to $48,410 for the three-month period ended June 30, 2014 and $52,986 for the three-month period ended June 30, 2013.

Provision for Income Taxes

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $81,714 or $0.000 per share for the 2014 three-month period compared to net income of $61,445 or $0.000 per share for the 2013 three-month period.  The increase in net income for the 2014 three-month period was a result of the settlement of a lawsuit in our favor and also the increase in royalty revenue due to the new club that commenced royalties in April 2014.

Net income per share data for both the 2014 three-month period and the 2013 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Six Months Ended June 30, 2014 (“the 2014 six month period”) Compared to Six Months Ended June 30, 2013 (“the 2013 six-month period”).

Revenues:

Revenues increased to $370,758 for the 2014 six-month period from $354,948 for the 2013 six-month period.

Revenues from the New York Club decreased twenty-four percent (24%) to $58,463 for the 2014 three-month period as compared to $77,401 for the 2013 six-month period.  Revenues from our Chicago nightclub decreased nine percent (9%) to $65,314 for the 2014 six-month period from $71,595 from the 2013 six-month period, while revenues from our Baltimore club increased three percent (3%) to $72,342 for the 2014 six-month period from $70,475 for the 2013 six-month period and revenues from our New Orleans club remained the same at $60,000 for the 2014 and 2013 six-month period. Revenue from our Tampa club remained the same at $60,000 for 2014 and 2013 six month period. Revenue from our Scoreslive.com licensee increased fifty-nine percent (59%) to $24,640 for the 2014 six-month period from $15,477 for the 2013 six-month period. Revenues from our Atlantic City nightclub licensee increased one hundred percent (100%) to $30,000 as royalties commenced in April 2014.

General and Administrative Expenses:

General and administrative expenses decreased during the 2014 six-month period to $234,334 from $248,198 during the 2013 six-month period.  General and administrative expenses decreased approximately by $13,864 from 2014 to 2013, which decrease can largely be attributed to the decrease in the Company’s legal fees.   Legal expenses attributable to ongoing litigation amounted to $91,828 in the 2014 six-month period and to $103,914 in the 2013 six-month period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $232,664 or $0.001 per share for the 2014 six-month period compared to a net income of $105,187 or $0.001 per share for the 2013 six-month period.  The increase in net operating income for the 2014 six-month period was a result of an increase in royalty revenue and the settlement award from a lawsuit.

Net income per share data for both the 2014 six-month period and the 2013 six-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At June 30, 2014, we had $2,501 in cash and cash equivalents compared to $4,522 in cash and cash equivalents at December 31, 2013.

Operating Activities:

Net cash provided by operating activities for the six months ended June 30, 2014 was $170,486 and net cash provided by operating activities for the six months ended June 30, 2013 was $16,617. The increase in cash is related to the settlement we received in March and June 2014.

Financing Activities:

As of June 30, 2014, we have made repayments to our Westside Realty affiliate of $122,500 and $45,000 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of June 20, 2014 we had an accumulated deficit of $(6,125,483). As of June 30, 2014, we had total current assets of $395,131 and total current liabilities of $297,311 or working capital of $97,820. As of December 31, 2013, we had total current assets of $343,335 and total current liabilities of $473,306 or negative working capital of $(129,971). The decrease in the amount of negative working capital has been primarily attributable to the decrease in our related party payable.

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

Off Balance Sheet Arrangements

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

On June 14, 2013, Elizabeth Shiflett, a former cocktail waitress, filed a civil lawsuit against the Company in the S.D.N.Y. alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”), as amended, the New York State Human Rights Law (“NYSHRL”) and the New York City Human Rights Law (“NYCHRL”) based upon allegations of sexual discrimination, creating a hostile work environment based upon plaintiff’s sex and race and unlawful retaliation against plaintiff. The lawsuit further alleges that at all material times the Company was the employer of the plaintiff. The lawsuit had been preceded by a Determination of the U.S. Equal Employment Opportunity Commission (the “EEOC”) on January 25, 2013 that there was reasonable cause to believe that the Company had violated Title VII as a result of the complained-of conduct. The lawsuit seeks a declaratory judgment that the practices complained of violated Title VII, the NYSHRL and the NYCHRL, an injunction enjoining the Company from engaging in future unlawful acts of discrimination, harassment and retaliation, unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings, emotional distress, humiliation and loss of reputation, punitive damages as a result of the Company’s alleged disregard of plaintiff’s protected civil rights, and attorneys’ fees and costs. The Company disputes that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination, sexual and racial harassment and retaliation. In an order dated April 10, 2014, the Court dismissed all federal claims. In May 2014, Ms. Shiflett filed an appeal. The Company will vigorously defend itself in this litigation and does not expect that the outcome will be material.

On or about March 7, 2014, Kiana Love, a former entertainer and masseuse at The Penthouse Executive Club and Scores New York, both located in New York, NY, filed a civil lawsuit in the SDNY against us, The Executive Club, LLC, Go West Entertainment, Inc., Scores Entertainment, Inc., Entertainment Management Services, Inc., 333 East 60th Street., Inc., I.M. Operating, LLC, Richard Goldring, Elliot Osher, Robert Gans and Mark Yackow (collectively “Defendants”), alleging, for the time during which she performed as a masseuse, violations of the state and federal wage and hour laws, including the New York Labor Law and Fair Labor Standards Act, based upon allegations of failure to pay minimum wage, uniform related expenses, and allegations of improper wage deductions and tip misappropriation as well as record keeping violations. The lawsuit further alleges that at all material times Defendants were employers of Ms. Love, the plaintiff, while she performed massage services at Scores New York as well as The Penthouse Executive Club.  The lawsuit seeks unspecified compensatory damages for plaintiff’s alleged loss of past wages and reimbursement of allegedly unlawful deductions. We dispute that we were an employer of the plaintiff, who was at all material times an independent contractor, and categorically deny all allegations of violations of law, including the wage and hour laws, improper tip taking, and violations related to uniforms.  The Complaint in the action was served in June 2014. Certain defendants, including Scores Holding Company, Inc. answered on July 21, 2014. The Executive Club LLC and I.M. Operating, LLC each interposed a counterclaim for offset / unjust enrichment which Plaintiff answered on August 13, 2014. The parties are presently exploring settlement while they simultaneously engage in the discovery process. Fact discovery is scheduled to close in November 2014.

On April 26, 2013, the Company filed a complaint in United States District Court, District of Massachusetts against Helesant, Inc., et al. for trademark infringement. The compliant sought injunctive relief and money damages. A settlement was reached in which the Company would receive $150,000 and the defendants would cease and desist from further use of the trademarks. The first installment of $63,887 ($100,000 less legal fees) was received in March 2014.The second installment of $33,274 ($50,000 less legal fees) was collected in June 2014. Pursuant to settlement order of dismissal filed February 6, 2014, the action was dismissed, with prejudice, as of March 23, 2014.

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

Pursuant to an oral arrangement, in July 2013 we granted an exclusive license for the use of certain Scores trademarks to Southeast Show Clubs LLC for its gentlemen’s clubs in West Palm Beach, Florida, Savannah, Georgia and Jacksonville, Florida. The license is for a term of five years, with five successive five-year renewal terms. Royalties under this license are payable beginning in July 2014. We also granted Southeast Show Clubs a non-exclusive license to sell certain licensed products bearing our trademarks. Southeast Show Clubs will purchase the licensed products from us or our affiliates at our cost plus 25%. The above terms are subject to modification upon entry into definitive documentation memorializing the arrangement.

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

SCORES HOLDING COMPANY, INC.

Date: August 19, 2014	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 19, 2014	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

