Form 10-Q
period 2014-09-30
SCORES HOLDING CO INC
filed 2014-11-14
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

As of November 14, 2014, there were 165,186,124 shares of common stock, $0.001 par value per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$99,091	$4,522
Trade receivables - including affiliates, net	261,497	188,988
Prepaid expenses	19,419	11,217
Loan receivable	34,412	-
Settlement receivable	59,084	138,608

Total Current Assets	473,503	343,335

Settlement receivable	-	23,781
Loan receivable	-	33,148

TOTAL ASSETS	$473,503	$400,264

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$90,761	$130,460
Security deposit payable	35,000	10,000
Note payable related party	34,412	-
Related party payable	15,000	143,775
Settlement payable due to related party	85,899	189,071

Total Current Liabilities	261,072	473,306

Settlement payable due to related party	-	28,654
Note payable to related party	-	33,148

TOTAL LIABILITIES	261,072	535,108

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,124 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,010,872)	(6,358,147)

Total stockholders' Equity (Deficit)	212,431	(134,844)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$473,503	$400,264

See notes to condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES

Royalty Revenue	$225,393	$187,861	$596,151	$542,809

Total Revenue	225,393	187,861	596,151	542,809

EXPENSES

General and Administrative Expenses	110,444	122,768	344,778	370,966

INCOME FROM OPERATIONS	114,949	65,093	251,373	171,843

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(338)	(673)	(1,259)	(2,236)
Settlement	-	-	97,161

TOTAL OTHER INCOME/(EXPENSE)	(338)	(673)	95,902	(2,236)

NET INCOME BEFORE INCOME TAXES	114,611	64,420	347,275	169,607

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	$114,611	$64,420	$347,275	$169,607

NET INCOME PER SHARE-Basic and Diluted	0.001	0.000	0.002	0.001

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,124	165,186,124	165,186,124	165,186,124

See notes to condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$347,275	$169,607

Adjustments to reconcile net income to net cash provided by (used) in operating activities:

Changes in assets and liabilities:
Licensee receivable	(72,509)	(51,285)
Prepaid expenses	(8,202)	(11,877)
Security deposit payable	25,000	10,000
Accounts payable and accrued expenses	(39,699)	(27,111)

NET CASH PROVIDED BY OPERATING ACTIVITIES	251,865	89,334

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	(128,775)	(56,985)
Settlement receivable	103,305	98,277
Loan receivable	(1,264)	(1,202)
Settlement payable	(131,826)	(123,317)
Loan payable	1,264	1,202

NET CASH USED IN FINANCING ACTIVITIES	(157,296)	(82,025)

NET INCREASE/(DECREASE) IN CASH	94,569	7,309
Cash and cash equivalents - beginning of year	4,522	59,139
Cash and cash equivalents - end of year	$99,091	$66,448

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$12,125	$-
Cash paid for income taxes	$1,139	$-

See notes to condensed consolidated financial statements.

Scores Holding Co., Inc. and Subsidiary

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Basis for presentation

Scores Holding Company, Inc. and subsidiary (the “Company”) is a Utah corporation, formed in September 1981 and is located in New York, NY. Originally incorporated as Adonis Energy, Inc., the Company adopted its current name in July 2002. The Company is a licensing company that utilizes the “SCORES” name and trademark for franchising and other licensing options.

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2014.

Note 2. Summary of Significant Accounting Principles

Going Concern

As of September 30, 2014 the Company has incurred cumulative losses (since the inception of its business) totaling $(6,010,872) and a working capital surplus of $212,431. The Company had net income of $347,275 for the nine months ended September 30, 2014.  Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators.   There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.   If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earns all of its income from royalty revenues.

With regards to 2014, concentrations of sales from 5 licensees range from 15% to 18%, which there are receivables from 5 licensees ranging from 10% to 41% on these licensees for 2014. There are receivables from 3 licensees considered related parties of 11%, 12% and 41%.

With regards to 2013, concentrations of sales from 5 licensees range from 17% to 22%, which there are receivables from 3 licensees ranging from 12% to32% on these licensees for 2013. Included in these amounts for 2013 was 1 licensee considered a related party. Sales from this licensee were 22%. There is a receivable from 2 related party licensees of 12% and 32%.

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

As a result of the tenuous nature of the gentlemen’s club industry in general and the resulting financial instability of several of our new licensees the company has implemented a policy of recognizing revenue for these specific entities as it is received rather than when it is earned. Once our relationship with them has been more firmly established and payments have been made regularly and on time we will report these revenues when earned.

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

Income Per Share

Net income per share data for both the nine-month period ending September 30, 2014 and 2013 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  As of September 30, 2014, there are no outstanding stock options.

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the tern substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner (70%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $107,279 and $95,899 in unpaid royalties and expenses as of September 30, 2014 and December 31, 2013, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Secretary, Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $30,572 as of September 30, 2014.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $6,275 remains a payable to this related party as of December 31, 2013.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $7,500 and $107,500 in unpaid rents as of September 30, 2014 and December 31, 2013, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $7,500 and $30,000 in unpaid management services as of September 30, 2014 and December 31, 2013, respectively.

The total amounts due to the various related parties as of September 30, 2014 and December 31, 2013 was $15,000 and $143,775 respectively and the total amounts due to the Company from the various related parties as of September 30, 2014 was $168,215.

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%.

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

Note 4.   Intangible Assets

Trademark

In connection with the acquisition of SLC, the Company acquired the trademark to the name “SCORES”. This trademark had a net recorded value at September 30, 2014 of $ -0-. This trademark has been registered in the United States, Canada, Japan and the European Community. The trademark has been completely amortized by straight line methods over an estimated useful life of ten years. The Company’s trademark having an infinite useful life by its definition was amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. This intangible asset was fully amortized as of September 30, 2011.

Note 5. Licensees

The Company has fourteen license agreements which were obtained between 2003 and 2014; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc. known as “Scores New Orleans”, I.M Operating LLC known as “Scores New York”, Tampa Food and Entertainment Inc. known as “Scores Tampa”, Norm A Properties, LLC known as “Scores Detroit”, Swan Media Group, Inc. (formerly AYA International, Inc.) known as “Scores Live”, Southeast Show Clubs, LLC (which includes Scores Savannah, Scores Jacksonville and Scores West Palm Beach), Starlight Events LLC known as “Scores Atlantic City”, Scores Licensing Corp known as “SLC”, Houston KP LLC known as Scores Houston, Parallax Management Corporation known as “Scores Gary”, Manhattan Fashion, L.L.C. known as “Scores Harvey” and TWDDD,Inc. known as “Scores Mooresville”.

“IMO’s” members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 13% and 22% of our royalty revenues during the first nine months of 2014 and 2013, respectively. Mr. Gans is also the majority owner (70%) of Swan Media Group, Inc., which accounted for 6% and 5% of our royalty revenues during the first nine months of 2014 and 2013. Mr. Gans is also the majority owner (92.165%) of Scores Atlantic City, which accounted for 10% of our royalty revenues during the first nine months of 2014. Royalties did not commence until April 2014.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of September 30, 2014, the settlement receivable is $59,084.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of September 30, 2014, this promissory note balance is $34,412.

Note 7. Settlement/Note Payable

As discussed in the Note regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of September 30, 2014, $85,899 is outstanding.

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

The Company currently leases office space from the Westside Realty of New York which is majority owned (80%) and operated by Robert Gans our majority shareholder, for $2,500 a month.

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

On or about March 7, 2014, Kiana Love, a former entertainer and masseuse at The Penthouse Executive Club and Scores New York, both located in New York, NY, filed a civil lawsuit in the SDNY against us, The Executive Club, LLC, Go West Entertainment, Inc., Scores Entertainment, Inc., Entertainment Management Services, Inc., 333 East 60th Street., Inc., I.M. Operating, LLC, Richard Goldring, Elliot Osher, Robert Gans and Mark Yackow (collectively “Defendants”), alleging, for the time during which she performed as a masseuse, violations of the state and federal wage and hour laws, including the New York Labor Law and Fair Labor Standards Act, based upon allegations of failure to pay minimum wage, uniform related expenses, and allegations of improper wage deductions and tip misappropriation as well as record keeping violations. The lawsuit further alleges that at all material times Defendants were employers of Ms. Love, the plaintiff, while she performed massage services at Scores New York as well as The Penthouse Executive Club.  The lawsuit seeks unspecified compensatory damages for plaintiff’s alleged loss of past wages and reimbursement of allegedly unlawful deductions. We dispute that we were an employer of the plaintiff, who was at all material times an independent contractor, and categorically deny all allegations of violations of law, including the wage and hour laws, improper tip taking, and violations related to uniforms.  The Complaint in the action was served in June 2014. Certain defendants, including Scores Holding Company, Inc. answered on July 21, 2014. The Executive Club LLC and I.M. Operating, LLC each interposed a counterclaim for offset / unjust enrichment which Plaintiff answered on August 13, 2014. The parties are presently exploring settlement. Fact discovery is scheduled to close in November 2014.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are fourteen such clubs currently operating under the Scores name, in New York City, New York, Atlantic City, New Jersey, Baltimore, Maryland, Chicago, Illinois, Tampa, Florida, New Orleans, Louisiana, Savannah, Georgia, Jacksonville, Florida, West Palm Beach, Florida, Detroit, Michigan, Houston, Texas, Harvey, Louisiana, Gary, Indiana and Mooresville, North Carolina.

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

On August 6, 2010, we appointed Robert M. Gans as our President and Chief Executive Officer and as a member of our Board.  Robert Gans and Martin Gans, one of our existing Board members, are brothers.  Also on August 6, 2010, we appointed Howard Rosenbluth as our Secretary, Treasurer and Chief Financial Officer.

Results of Operations

Three Months Ended September 30, 2014 (“the 2014 three-month period”) Compared to Three Months Ended September 30, 2013 (“the 2013 three-month period”).

Revenues:

Revenues increased to $225,393 for the 2014 three-month period from $187,861 for the 2013 three-month period.

Revenues from the New York Club decreased forty-eight percent (48%) to $20,748 as compared to $39,584 for the 2014 and 2013 three-month periods, respectively.  Revenues from our Chicago nightclub increased fifteen percent (15%) to $44,936 for the 2014 three-month period from $38,970 from the 2013 three-month period; revenues from our Baltimore club increased one percent (1%) to $36,073 for the 2014 three-month period from $35,669 for the 2013 three-month period and revenues from our New Orleans club remained the same at $30,000 for the 2014 and 2013 three-month period. Revenue from our Tampa club remained the same at $30,000 for the 2014 and 2013 three-month period. Revenue from our Scoreslive.com licensee decreased thirty-four percent (34%) to $9,000 for the 2014 three-month period from $13,638 for the 2013 three-month period. Revenues from our Atlantic City nightclub licensee increased one hundred percent (100%) to $30,000 as royalties commenced April 2014. Revenues from our Jacksonville club increased one hundred percent (100%) to $10,000 as royalties commenced in September 2014. Revenues from our Savannah Club increased one hundred percent (100%) to $15,000 as royalties commenced in August 2014.

General and Administrative Expenses:

General and administrative expenses decreased during the 2014 three-month period to $110,444 from $122,768 during the 2013 three-month period.  General and administrative expenses decreased approximately by $12,324 from 2014 to 2013, which the decrease can be attributed to the decrease in legal fees and accounting fees.  Legal expenses attributable to ongoing litigation amounted to $30,038 for the three-month period ended September 30, 2014 and $42,033 for the three-month period ended September 30, 2013.

Provision for Income Taxes

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $114,611 or $0.001 per share for the 2014 three-month period compared to net income of $64,420 or $0.000 per share for the 2013 three-month period.  The increase in net income for the 2014 three-month period was a result of the increase in royalty revenue due to the new clubs that commenced royalties in August and September 2014.

Net income per share data for both the 2014 three-month period and the 2013 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2014 (“the 2014 nine-month period”) Compared to Nine Months Ended September 30, 2013 (“the 2013 nine-month period”).

Revenues:

Revenues increased to $596,151 for the 2014 nine-month period from $542,809 for the 2013 nine-month period.

Revenues from the New York Club decreased thirty-two percent 32% to $78,816 as compared to $116,985 for the 2014 and 2013 nine-month periods, respectively.  Revenues from our Chicago nightclub decreased less than one percent (<1%) to $110,250 for the 2014 nine-month period from $110,565 from the 2013 nine-month period, while revenues from our Baltimore club increased two percent (2%) to $108,415 for the 2014 nine-month period from $106,145 for the 2013 nine-month period and revenues from our New Orleans club remained the same at $90,000 for the 2014 and 2013 nine-month period. Revenue from our Tampa club remained the same at $90,000 for 2014 and 2013 nine month period. Revenue from our Scoreslive.com licensee increased sixteen percent (16%) to $33,640 for the 2014 nine-month period from $29,115 for the 2013 nine-month period. Revenues from our Atlantic City nightclub licensee increased one hundred percent (100%) to $60,000 as royalties commenced in April 2014. Revenues from our Jacksonville club increased one hundred percent (100%) to $10,000 as royalties commenced in September 2014. Revenues from our Savannah Club increased one hundred percent (100%) to $15,000 as royalties commenced in August 2014.

General and Administrative Expenses:

General and administrative expenses decreased during the 2014 nine-month period to $344,778 from $370,966 during the 2013 nine-month period.  General and administrative expenses decreased approximately by $26,188 from 2014 to 2013, which decrease can largely be attributed to the decrease in the Company’s legal fees.   Legal expenses attributable to ongoing litigation amounted from $121,866 in the 2014 nine-month period to $145,946 in the 2013 nine-month period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $347,275 or $0.002 per share for the 2014 nine-month period compared to a net income of $169,607 or $0.001 per share for the 2013 nine-month period.  The increase in net operating income for the 2014 nine-month period was a result of an increase in royalty revenue and the settlement award from a lawsuit.

Net income per share data for both the 2014 nine-month period and the 2013 nine-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At September 30, 2014, we had $99,091 in cash and cash equivalents compared to $4,522 in cash and cash equivalents at December 31, 2013.

Operating Activities:

Net cash provided by operating activities for the nine months ended September 30, 2014 was $251,865 compared to $89,334 for the nine months ended September 30, 2013. The increase in cash is related to the settlement we received in March and June 2014.

Financing Activities:

As of September 30, 2014, we have repaid our Westside Realty affiliate $122,500 and $45,000 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of September 30, 2014 we had an accumulated deficit of $(6,010,872). As of September 30, 2014, we had total current assets of $473,503 and total current liabilities of $261,072 or working capital of $212,431. As of December 31, 2013, we had total current assets of $343,335 and total current liabilities of $473,306 or negative working capital of $(129,971). The decrease in the amount of negative working capital has been primarily attributable to the decrease in our related party payable.

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

On or about March 7, 2014, Kiana Love, a former entertainer and masseuse at The Penthouse Executive Club and Scores New York, both located in New York, NY, filed a civil lawsuit in the SDNY against us, The Executive Club, LLC, Go West Entertainment, Inc., Scores Entertainment, Inc., Entertainment Management Services, Inc., 333 East 60th Street., Inc., I.M. Operating, LLC, Richard Goldring, Elliot Osher, Robert Gans and Mark Yackow (collectively “Defendants”), alleging, for the time during which she performed as a masseuse, violations of the state and federal wage and hour laws, including the New York Labor Law and Fair Labor Standards Act, based upon allegations of failure to pay minimum wage, uniform related expenses, and allegations of improper wage deductions and tip misappropriation as well as record keeping violations. The lawsuit further alleges that at all material times Defendants were employers of Ms. Love, the plaintiff, while she performed massage services at Scores New York as well as The Penthouse Executive Club.  The lawsuit seeks unspecified compensatory damages for plaintiff’s alleged loss of past wages and reimbursement of allegedly unlawful deductions. We dispute that we were an employer of the plaintiff, who was at all material times an independent contractor, and categorically deny all allegations of violations of law, including the wage and hour laws, improper tip taking, and violations related to uniforms.  The Complaint in the action was served in June 2014. Certain defendants, including Scores Holding Company, Inc. answered on July 21, 2014. The Executive Club LLC and I.M. Operating, LLC each interposed a counterclaim for offset / unjust enrichment which Plaintiff answered on August 13, 2014. The parties are presently exploring settlement. Fact discovery is scheduled to close in November 2014.

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On February 10, 2014, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with TWDDD, Inc., granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Morresville, North Carolina.  The license is for a term of five years, with five successive five year renewal terms. Commencing on August 1, 2014, we will receive $10,000 per month for the first two years of the agreement. After such two-year period, we shall be due to receive, on a monthly basis, the greater of 4.99% of monthly net revenues or $10,000. Pursuant to the written agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks.

On July 1, 2014, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Manhattan Fashions LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Harvey, Louisiana. The license is for a term of five years, with five successive five year renewal terms. Commencing September 15, 2014, we will receive $1,250 per week for the first five years of the agreement. After such five year period, we shall be due to receive, on a monthly basis, the greater of 4.99% of monthly net revenues or $5,000. Pursuant to the written agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks.

On May 14, 2014, 2014, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Parallax Management Corporation, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Gary, Indiana. The license is for a term of five years, with five successive five year renewal terms. Commencing September 1, 2014, we will receive $1,250 per week for the first two years of the agreement. After such two year period, we shall be due to receive, on a monthly basis, the greater of 4.99% of monthly net revenues or $5,000. Pursuant to the written agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks.

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

SCORES HOLDING COMPANY, INC.

Date: November 14, 2014	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

