Form 10-K
period 2014-12-31
SCORES HOLDING CO INC
filed 2015-03-25
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

On June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, 76,285,894 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $4,577,154, based on the last sale price of $0.06 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2015, there were 165,186,144 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

History and Development of our Business

On March 31, 2003, pursuant to the Amended and Restated Master License Agreement (the “MLA”) by and between us and our former affiliate, Entertainment Management Services, Inc. (“EMS”), an entity owned by two of our former directors and employees, we granted EMS an exclusive, worldwide renewable 20-year license in our property to sublicense the Scores trade name to nightclubs (the “Licensing Rights”). Under the MLA, EMS was required to pay us 100% of the royalties EMS received from the formerly affiliated clubs (defined below) and 50% of the royalties received from non-affiliated clubs (the “Royalty Rights”). These clubs had license agreements with EMS pursuant to which they typically paid EMS approximately 4.99% of their gross revenues from operations, including the sale of merchandise. We depended on these royalties to operate our business and as our principal source of revenue.

On January 27, 2009 (as further discussed below under “Nightclubs Currently Licensing our Scores Brand”), we terminated the MLA with EMS and EMS transferred to us all of the Licensing Rights and Royalty Rights. Since termination of the MLA, our intellectual property is licensed directly by us to the three remaining clubs that previously had been sublicensing our intellectual property from EMS, and, thus, as of January 27, 2009, we are receiving 100% of the royalty payments made by these clubs rather than the 50% we were entitled to under the MLA.

Until January 27, 2009, we were under common control with two previously existing nightclubs in New York, New York (referenced herein as “Scores East” and “Scores West”) which were owned, respectively, by 333 East 60th Street, Inc. (“333”), and Go West Entertainment, Inc. (“Go West”). EMS is also owned by 333. Through EMS, we had sublicense agreements with each of Scores East and Scores West pursuant to which they were entitled to use the Scores intellectual property. Throughout this report, we refer to Scores East and Scores West as our “formerly affiliated clubs.”

On January 27, 2009, I.M. Operating LLC (“IMO”) entered into a licensing agreement with us and commenced operations of a new club in New York using the Scores brand name “Scores New York” in May, 2009 (“Scores New York”). The majority owner of IMO is Robert M. Gans (72%), our President and Chief Executive Officer and a member of our Board of Directors as well as our majority shareholder. In addition, Howard Rosenbluth, the Company’s Secretary, Treasurer and a Director, owns 2% of IMO.

Throughout this report, we refer to Scores New York as our “affiliated club” because of the common ownership by Mr. Gans. All of our clubs, with the exception of Scores New York (see discussion below under “Nightclubs Currently Licensing our Scores Brand”), are referred to in this report as “non-affiliated clubs” or as “licensees” (or “sublicensees,” as applicable), a term that may include the formerly affiliated clubs or the New York Club when the context requires.

As further discussed below under “Change in our Ownership,” on January 27, 2009, Mitchell’s East LLC, a New York limited liability company wholly-owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock.

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

Nightclubs Currently Licensing our Scores Brand

Pursuant to the Assignment Agreement between us and EMS dated January 27, 2009, payments due to EMS under existing licenses with non-affiliated clubs were assigned to us. Since this Assignment Agreement, we have retained 100% of the royalty payments from each of these clubs.

In 2003, EMS licensed the use of the “Scores Chicago” name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. Royalties payable to the Company under this license are the greater of $2,500 per week or 4.99% of the Chicago club’s gross revenues (less $25,000 per week) earned at that location. The Chicago club accounted for 18% and 20% of our total revenues during 2014 and 2013, respectively.

In 2004, EMS licensed the use of the “Scores Baltimore” name to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, Maryland. Royalties payable to the Company under this license are the greater of $1,000 per week or 4.99% of gross revenues. The Baltimore club accounted for 17% and 19%of our total revenues in 2014 and 2013, respectively.

In April 2007, EMS licensed the use of the “Scores New Orleans” name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana. Royalties payable under this license are capped at the greater of $4,000 per month or 4.99% of gross revenues. The New Orleans club accounted for 14% and 16% of our total revenues during each of 2014 and 2013, respectively.

On January 27, 2009, we entered into a licensing agreement with IMO for the use of the Scores brand name “Scores New York.” IMO is owned in the majority by Robert M. Gans (72%) who is also our majority shareholder. In addition, Howard Rosenbluth, the Company’s Secretary, Treasurer and a Director, owns 2%. Royalties payable to us under this license agreement have been set at 3% of gross revenues of Scores New York. Scores New York commenced operations in May 2009 and has accounted for and 13% of our total royalty revenue during 2014 and 21% of our total revenue during 2013. IMO owes the Company $59,935 in royalties receivable as of December 31, 2014. IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, of which $6,275 remained a payable to this related party as of December 31, 2013, and of which $0 remained a payable as of December 31, 2014. The building occupied by IMO is the same as that of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”). The West 27th Street Building is owned by Westside Realty of New York (“WSR”), which is majority-owned by Robert M. Gans (80%). The Company also leases office space directly from WSR (see “Item 2. Properties” below).

On September 30, 2010, we entered into a licensing agreement with Tampa Food & Entertainment, Inc. for the use of the name “Scores Tampa.”  Upon signing the contract, we received a non-refundable fee.  For the first twelve months we received a flat fee of $6,000 per month with an advance payment made at the signing of the contract.  Following that initial 12-month period, royalties payable to us under this license are capped at the greater of $6,000 per month or 4.99% of net revenues, and beginning July 1, 2012, the greater of $10,000 or 4.99% of the net revenues. The Company subsequently entered into an Addendum to this agreement providing that until such time as 4.99% of net revenues for any month are equal to or greater than $8,000, the fee shall be $10,000 per month. The Tampa club accounted for 14% of our total revenue during 2014 and 16%of our total revenue during 2013.

On December 26, 2012, we entered into a licensing agreement with Norm A Properties LLC for the use of certain Scores trademarks in Detroit, Michigan. Upon opening for the first five years of the agreement, we will receive a flat fee of $10,000 per month but will be required to designate a portion of that fee for advertising Scores Detroit. On November 25, 2014 a claim against them was begun to collect royalties in the amount of $80,000 and to terminate the agreement. As discussed in our Notes to the Consolidated Financial Statements, because of the tenuous nature of the gentlemen’s club industry in general and the resulting financial instability of this licensee in particular, the Company has implemented a policy of recognizing revenue for this specific entity as it is received rather than when it is earned. Accordingly, we have recognized royalty revenue during 2014 in the amount of $0 for this licensee.

Pursuant to an oral arrangement, in September 2013 we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. This oral arrangement was memorialized in a written license agreement between SLC and Star Light effective December 9, 2013. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014. The license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, SLC also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks, which Starlight will purchase from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer, majority shareholder and a director, is the majority owner (92%) of StarLight and Howard Rosenbluth, our Secretary, Treasurer and a director, owns 1%. Starlight accounted for 11% of royalty revenue in 2014.

On February 10, 2014, we (through our subsidiary SLC) entered into a trademark license agreement with TWDDD, Inc., granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Mooresville, North Carolina. The license is for a term of five years, with five successive five year renewal terms. During the first two years of the agreement, commencing on July 12, 2014, we are entitled to receive $10,000 per month. After this two-year period, we shall be due to receive, on a monthly basis, royalties equal to the greater of 4.99% of monthly net revenues or $10,000. Pursuant to the written agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. On December 10, 2014 a claim against them was begun to collect royalties in the amount of $55,000 and to terminate the agreement. As discussed in our Notes to the Consolidated Financial Statements because of the tenuous nature of the gentlemen’s club industry in general and the resulting financial instability of this licensee in particular the Company has implemented a policy of recognizing revenue for this specific entity as it is received rather than when it is earned. Accordingly, we have recognized royalty revenue during 2014 in the amount of $0 for this licensee

On July 1, 2014, we (through our subsidiary SLC) entered into a trademark license agreement with Manhattan Fashions LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Harvey, Louisiana. The license is for a term of five years, with five successive five year renewal terms. During the first five years of the agreement, commencing on September 15, 2014, we are entitled to receive $1,250 per week. After such five year period, we shall be due to receive, on a monthly basis, royalties equal to the greater of 4.99% of monthly net revenues or $5,000. Pursuant to the written agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Manhattan Fashions accounted for 2% of royalty revenue during 2014.

On May 14, 2014, we (through our subsidiary SLC) entered into a trademark license agreement with Parallax Management Corporation, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Gary, Indiana. The license is for a term of five years, with five successive five year renewal terms. During the first two years of the agreement, commencing on September 1, 2014, we received $1,250 per week. After such two year period, we shall be due to receive, on a monthly basis, royalties equal to the greater of 4.99% of monthly net revenues or $5,000. Pursuant to the written agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks.

On May 2, 2014, we (through our subsidiary SLC) entered into a trademark license agreement with Houston KP LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Houston, Texas. The license is for a term of five years, with five successive five year renewal terms. During the first two years of the agreement, commencing on July 31, 2014, we are entitled to receive $10,000 per month . After such 2 year period, we shall be due to receive, on a monthly basis, royalties equal to the greater of 4.99% of monthly net revenues or $10,000. Pursuant to the written agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. As discussed in our Notes to the Consolidated Financial Statements, because of the tenuous nature of the gentlemen’s club industry in general and the resulting financial instability of this licensee in particular, the Company has implemented a policy of recognizing revenue for this specific entity as it is received rather than when it is earned. Houston accounted for 2% of royalty revenue during 2014.

On July 18, 2013 we entered into a trademark license agreement with Southeast Showclubs LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurants in Palm Beach, Florida, Jacksonville, Florida and Savannah, Georgia. The license is for a term of five years with five successive five year renewal terms. Since executing this agreement the licensee has not honored its terms and conditions and is in default. On November 24, 2014 a claim against them was begun to collect royalties due in the amount of $147,000.00 and to terminate the agreement. As discussed in our Notes to the Consolidated Financial Statements, because of the tenuous nature of the gentlemen’s club industry in general and the resulting financial instability of this licensee in particular, the Company has implemented a policy of recognizing revenue for this specific entity as it is received rather than when it is earned. Accordingly, we have recognized royalty revenue during 2014 in the amount of $30,000 for this licensee.

Scoreslive.com

On January 24, 2006, we entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” Our agreement with AYA provides for royalty payments to be made directly to us at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. The license continues for as long as the website is operational. Scoreslive.com piloted in January 2007. The Company began accruing royalties under the Scoreslive.com license in the second quarter of 2012. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc. (“SMG”), a newly formed New York corporation whose majority owner (80%) is Robert M. Gans. The Scoreslive.com license accounted for 5% and 7% of our total revenues in 2014 and 2013, respectively. The Company is owed $111,279 and $95,899 in unpaid royalties and expenses as of December 31, 2014 and December 31, 2013, respectively.

Competition

The adult nightclub entertainment business is highly competitive with respect to price, service, location and professionalism of its entertainment. Sublicensed clubs will compete with many locally-owned adult nightclubs. It is our belief, however, that only a few of these nightclubs have names that enjoy recognition and status equal to the Scores brand. For example, there are approximately twenty five (25) adult entertainment cabaret night clubs within the five boroughs of New York City; approximately six upscale located in the borough of Manhattan. We believe only three (Rick’s Cabaret, Hustler and Penthouse) provide the most competitive adult entertainment experience to that of our brand and our New York affiliate. Other localities where our “Scores” brand is licensed have similar competitive environments. Penthouse is a related-party competitor due to the common control and ownership by our President and Chief Executive Officer, Robert M. Gans, who owns 83% of Penthouse.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of July 1, 2008, WSR, the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location. Since April 1, 2009, the monthly rent, which includes overhead cost, has been $2,500. Robert M. Gans, the Company’s President, Chief Executive Officer, and majority shareholder, is the majority owner (80%) of WSR. The Company owed WSR $0 and $107,500 in unpaid rents as of December 31, 2014 and December 31, 2013, respectively.

ITEM 3. LEGAL PROCEEDINGS.

On June 14, 2013, Elizabeth Shiflett, a former cocktail waitress, filed a civil lawsuit against us in the S.D.N.Y. alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”), as amended, the New York State Human Rights Law (“NYSHRL”) and the New York City Human Rights Law (“NYCHRL”) based upon allegations of sexual discrimination, creating a hostile work environment based upon plaintiff’s sex and race and unlawful retaliation against plaintiff. The lawsuit further alleges that at all material times we were the employer of the plaintiff. The lawsuit had been preceded by a Determination of the U.S. Equal Employment Opportunity Commission (the “EEOC”) on January 25, 2013 that there was reasonable cause to believe that we had violated Title VII as a result of the complained-of conduct. The lawsuit seeks a declaratory judgment that the practices complained of violated Title VII, the NYSHRL and the NYCHRL, an injunction enjoining us from engaging in future unlawful acts of discrimination, harassment and retaliation, unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings, emotional distress, humiliation and loss of reputation, punitive damages as a result of our alleged disregard of plaintiff’s protected civil rights, and attorneys’ fees and costs. We dispute that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination, sexual and racial harassment and retaliation. In an order dated April 10, 2014, the Court dismissed all federal claims. In May, 2014, Ms. Shiflett filed an appeal. On February 19, 2015, the United States Court of Appeals for the Second Circuit upheld the order from April 2014 and all federal claims have been dismissed.

On June 14, 2011, Christina Maldonado, a former front door receptionist/coat checker at Scores New York, located in New York, NY filed a civil lawsuit in Supreme Court of the State of New York (the “SCNY”) against us and IMO alleging violations of Title VII of the Civil Rights Act, NYSHRL, New York Executive Law, NYCHRL and the New York City Administrative Code, based on allegations of sexual discrimination and sexual harassment. The lawsuit further alleges that both we and IMO were her employers. The lawsuit seeks unspecified damages for alleged loss of past and future earnings and emotional distress and humiliation. We dispute that that we were an employer of the plaintiff and categorically deny all allegations of sexual discrimination and sexual harassment. We responded to the complaint and later filed an amended complaint and asserted a cross claim against IMO. We are vigorously defending ourselves in this litigation and do not expect that the outcome will be material.

On or about March 7, 2014, Kiana Love, a former entertainer and masseuse at The Penthouse Executive Club and Scores New York, both located in New York, NY, filed a civil lawsuit in the SDNY against us, The Executive Club, LLC, Go West Entertainment, Inc., Scores Entertainment, Inc., Entertainment Management Services, Inc., 333 East 60th Street., Inc., I.M. Operating, LLC, Richard Goldring, Elliot Osher, Robert Gans and Mark Yackow (collectively “Defendants”), alleging, for the time during which she performed as a masseuse, violations of the state and federal wage and hour laws, including the New York Labor Law and Fair Labor Standards Act, based upon allegations of failure to pay minimum wage, uniform related expenses, and allegations of improper wage deductions and tip misappropriation as well as record keeping violations. The lawsuit further alleges that at all material times Defendants were employers of Ms. Love, the plaintiff, while she performed massage services at Scores New York as well as The Penthouse Executive Club.  The lawsuit seeks unspecified compensatory damages for plaintiff’s alleged loss of past wages and reimbursement of allegedly unlawful deductions. We dispute that we were an employer of the plaintiff, who was at all material times an independent contractor, and categorically deny all allegations of violations of law, including the wage and hour laws, improper tip taking, and violations related to uniforms.  The Complaint in the action was served in June 2014.  Certain defendants, including us, answered on July 21, 2014.  The Executive Club LLC and I.M. Operating, LLC each interposed a counterclaim for offset / unjust enrichment which Plaintiff answered on August 13, 2014. Fact discovery is set to close in June 2015.

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

ITEM 4. MINE SAFETY DISCLOSURES.

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

Quarter Ended	High Bid	Low Bid
March 31, 2013	.047	.02
June 30, 2013	.04	.016
September 30, 2013	.0389	.0173
December 31, 2013	.04	.02
March 31, 2014	.05	.028
June 30, 2014	.069	.031
September 30, 2014	.06	.02
December 31, 2014	.04	.01

Holders

As of March 6, 2015, there were 578 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$—	0
Equity compensation plans not approved by security holders	0	$—	—
Total	0	$—	—

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

For the year ended December 31, 2014 (the “2014 period”) compared to the year ended December 31, 2013 (the “2013 period”).

Revenues

Revenues increased to $835,240 for the 2014 period from $731,563 for the 2013 period. This increase was primarily due to the launching of five new clubs, which commenced royalties primarily in the third and fourth quarters of 2014. Revenues from the New York Club decreased twenty-nine percent (29%) to $108,210 as compared to $152,840 for the 2014 and 2013 periods, respectively.  Revenues from our Chicago nightclub increased four percent (4%) to $153,768 for the 2014 period from $147,186 from the 2013 period, while revenues from our Baltimore club increased one percent (1%) to $143,123 for the 2014 period from $141,120 for the 2013 period and revenues from our New Orleans club remained the same at $120,000 for the 2014 and 2013 periods. Revenue from our Tampa club remained the same at $120,000 for 2014 and 2013 periods. Revenue from our Scoreslive.com licensee decreased twenty-five percent (25%) to $37,640 for the 2014 period from $50,417 for the 2013 period. Revenues from our Atlantic City nightclub licensee increased one hundred percent (100%) to $90,000 as royalties commenced in April 2014. Revenues from our Jacksonville club increased one hundred percent (100%) to $10,000 as royalties commenced in September 2014. Revenues from our Savannah Club increased one hundred percent (100%) to $20,000 as royalties commenced in August 2014. Revenues from our Houston Club increased one hundred percent (100%) to $15,000 as royalties commenced in the fourth quarter. Revenues from our Harvey Club increased one hundred percent (100%) to $17,500 as royalties commenced in the fourth quarter. Since our licenses are mostly structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level.

Operating Expenses

Operating expenses for the 2014 period and the 2013 period were $481,178 and $528,133 respectively. These expenses were directly related to the maintenance of the corporate entity and regulatory filing of periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”). To comply with the requirements of the Sarbanes Oxley Act, we expect these regulatory costs to increase in future years. Virtually all of the 9% decrease in operating expenses can be attributed to our business development, legal costs and other executive administrative costs that changed modestly during the 2014 period from the 2013 period, but are expected to increase in future periods due to the expansion of our brand into emerging markets.

Provision for Income Taxes

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses.

Net Income per share

Our net income for the 2014 year end was $450,148 or $.003 per share versus a net income of $200,607 or $.001 per share for the 2013 year end. During the 2014 period, we increased our royalty revenue by $103,677. Our net income increased in 2014 by $249,541, primarily due to a settlement the Company received of $97,161, the new clubs’ opening and a decrease in our operating costs, primarily due to the shift in business development and legal costs incurred. This material change from the 2014 period to the 2013 period is based on net income available to common shareholders divided by the weighted average of the common shares outstanding.

Liquidity and Capital Resources

At December 31, 2014, we had $127,253 in cash and cash equivalents compared to $4,522 in cash and cash equivalents at December 31, 2013.

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

We have incurred losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2014 we had an accumulated deficit of $(5,907,999). As of December 31, 2014, we had total current assets of $521,556 and total current liabilities of $206,252 or working capital of $315,304. As of December 31, 2013, we had total current assets of $343,355 and total current liabilities of $473,306 or negative working capital of $(129,971). The decrease in the amount of negative working capital has been primarily attributable to the decrease in our related party payable.

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

Revenue Recognition

Revenues for the 2014 period and the 2013 period were derived predominately from royalties. We apply judgment to ensure that the criteria for recognizing revenues are consistently applied and achieved for all recognized sales transactions.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2014 and 2013 are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

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

Based on this evaluation, management concluded that, as of December 31, 2014 our internal controls over financial reporting were effective, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of March 6, 2015, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve until the next annual meeting of the Board of Directors, until their successors are elected or appointed and qualified, or until their prior resignation or removal.

Name	Positions Held	Age	Date of Election or Appointment as Director
Robert M. Gans	President, Chief Executive Officer and Director	72	August 6, 2010
Martin Gans	Director	79	June 23, 2009
Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	68	April 21, 2009

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

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during 2014 and Forms 5 and amendments thereto received by the Company with respect to 2014 and any written representations from certain reporting persons that no Form 5 is required, none of our directors, executive officers, or greater than 10% stockholders failed to file a required report on Form 3, Form 4 or Form 5 during the fiscal year ended December 31, 2014.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

Code of Ethics

Due to the scope of our current operations, as of December 31, 2014, we have not adopted a code of ethics for financial executives, which include our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2014 and 2013 to (i) all individuals that served as our chief executive officer and our chief financial officer or acted in similar capacities for us at any time during the fiscal years ended December 31, 2014 and 2013 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2014 and 2013 that received annual compensation during such fiscal years in excess of $100,000 (collectively, the “named executive officers”).

Summary Compensation Table

						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and			Bonus	Awards	Awards	Compen-	Earnings	Compensation
Principal Position	Year	Salary ($)	($)	($)	($)	sation ($)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(i)	(j)
Robert M. Gans,	2014	0	0	0	0	0	0	0	0
Chief Executive Officer	2013	0	0	0	0	0	0	0	0

Howard Rosenbluth,	2014	0	0	0	0	0	0	0	0
Chief Financial Officer	2013	0	0	0	0	0	0	0	0

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

Effective January 1, 2013, we entered into a management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to us, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, we pay Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice.  Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $0 and $30,000 in unpaid management services as of December 31, 2014 and December 31, 2013, respectively.

Outstanding Equity Awards at 2014 Fiscal Year-End

As of the year ended December 31, 2014, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal years ended December 31, 2014 and 2013 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors. The following table shows compensation earned by each of our non-officer directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Gans	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 6, 2015 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Robert M. Gans (2)	Common Stock	88,900,230(2)	53.8%

Howard Rosenbluth	Common Stock	-0-	0.0%

Martin Gans	Common Stock	-0-	0.0%

All directors and executive officers as a group (3 persons)	Common Stock	88,900,230(2)	53.8%

Mitchell’s East LLC (2) 617 Eleventh Avenue New York, NY 10036	Common Stock	88,900,230(2)	53.8%

Estate of William Osher (3) 2955 Shell Road Brooklyn, NY	Common Stock	13,886,059(2)	8.4%

(1)	Based upon 165,186,144 shares of Common Stock issued and outstanding as at March 6, 2015.

(2)	Robert M. Gans is the sole owner of Mitchell’s East LLC. The principal business address of Mr. Gans is 617 Eleventh Avenue, New York, NY 10036. Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the Stock Purchase Agreement whereby Mr. Gans purchased any rights of H. Osher to such shares.

(3)	William Osher passed away in August, 2007. H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner is Robert M. Gans (80%), who is also the majority shareholder and chief executive officer of the Company. The Company is owed $111,279 and $95,899 in unpaid royalties and expenses as of December 31, 2014 and December 31, 2013, respectively.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of December 31, 2014, the settlement receivable is $23,781.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of December 31, 2014, this promissory note balance is $34,844.

In connection with the settlement receivable discussed above relating to the settlement of the Sari Diaz, et. al. litigation, Robert M. Gans, the Company’s President, Chief Executive Officer, majority shareholder and a director, advanced $560,151 to settle the litigation and fund the $30,000 loan to Mr. Goldring. As of December 31, 2014, $28,654 is outstanding.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans, the Company’s President, Chief Executive Officer, majority shareholder and a director, is the majority owner (72%) of IMO and Howard Rosenbluth, the Company’s Secretary, Treasurer, and a director, owns 2% of IMO.  IMO owes the Company a royalty receivable of $59,935 as of December 31, 2014.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $6,275 remained a payable to this related party as of December 31, 2013, and of which $0 remained payable as of December 31, 2014.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans (80%).  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $0 and $107,500 in unpaid rents as of December 31, 2014 and December 31, 2013, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $0 and $30,000 in unpaid management services as of December 31, 2014 and December 31, 2013, respectively.

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer, majority shareholder and a director, is the majority owner (92%) of StarLight and Howard Rosenbluth, our Secretary, Treasurer and a director, owns 1%. Star Light accounted for 11% of royalty revenue in 2014.

The total amounts due to the various related parties as of December 31, 2014 and December 31, 2013 was $0 and $143,775 respectively and the total amounts due to the Company from the various related parties as of December 31, 2014 and December 31, 2013 was $231,214 and $95,899, respectively.

Penthouse is a related-party competitor due to the common control and ownership by our President and Chief Executive Officer, Robert M. Gans, who owns 83% of Penthouse.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2013 and 2012 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2014	Fiscal year ended December 31, 2013
Audit Fees (1)	$30,000	$30,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	$3,000	3,000
All Other Fees (4)	—	—
Total Fees	$33,000	$33,000

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of annual consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Financial Statement Schedules.

The consolidated financial statements of Scores Holding Company, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits.

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No		SEC Report Reference Number	Description

3.1		3(i)	Certificate of Incorporation of Scores Holding Company, Inc. (1)

3.2		3(ii)	By-Laws of Scores Holding Company, Inc. (2)

10.1		10.20	Stock Option Agreement dated October 22, 2002 between the Registrant and Richard Goldring (3)

10.2		10.28	Sublicense Agreement, dated June 13, 2003, between Entertainment Management Services, Inc. and Stone Park Entertainment (4)

10.3		10.29	Sublicense Agreement, dated February 27, 2004, between Entertainment Management Services, Inc. and Club 2000 Eastern Avenue, Inc. (4)

10.4		10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc. (5)

10.5		10.42	Sublicense Agreement, dated April 2, 2007, between Entertainment Management Services, Inc. and Silver Bourbon, Inc. (5)

10.6		10.1	Transfer Agreement by and among the Registrant, 333 East 60th Street Inc. (“333”) and Entertainment Management Services, Inc. (“EMS”) dated as of December 9, 2008 (6)

10.7		10.2	Cancellation Agreement by and among the Registrant and EMS dated as of January 27, 2009 (6)

10.8		10.3	Assignment and Assumption Agreement by and among the Registrant, 333 and EMS dated as of January 27, 2009 (6)

10.9		10.47	License Agreement, dated January 27, 2009, between the Registrant and I.M. Operating LLC (7)

10.10	**	10.4	Form of Director and Officer Indemnification Agreement (8)

10.11		10.15	Stock Purchase Agreement, dated January 27, 2009, among Elliot Osher, Harvey Osher, Richard Goldring and Mitchell’s East LLC (1)

10.12		10.16	License Agreement (and Addendum) by and between Scores Holding Company, Inc. and Tampa Food & Entertainment, Inc. dated September 30, 2010 (1)

10.13		10.18	Management Services Agreement, effective January 1, 2013, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc. (1)

10.14		10.1	License Agreement between Scores Holding Company, Inc. and Scores Licensing Corp. (9)

10.15		10.2	Trademark License Agreement between Scores Licensing Corp. and Star Light Events LLC (9)
10.16		*	Trademark License Agreement between Scores Licensing Corp. and Houston KP LLC dated February 14, 2014

10.17		*	Trademark License Agreement between Scores Licensing Corp. and Parallax Management Corporation

10.18	*	Trademark License Agreement between Scores Licensing Corp. and TWDDD, Inc. dated February 10, 2014.

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL INSTANCE DOCUMENT
101.SCH	*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	*	TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

**Indicates management contract or compensatory plan or arrangement.

(1)	Filed with the Securities and Exchange Commission on November 14, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on April 4, 1997 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 1996, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on April 23, 2003 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on April 15, 2005 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on May 17, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on February 2, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 2, 2009, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on April 15, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on August 13, 2010 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 5, 2010, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on December 27, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2013, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2015	SCORES HOLDING COMPANY, INC.

	By:	/s/Robert M. Gans
Robert M. Gans
Chief Executive Officer (Principal Executive Officer)

	By:	/s/Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	Chief Executive Officer (Principal Executive Officer), Director	March 25, 2015
Robert M. Gans

/s/ Howard Rosenbluth	Chief Financial Officer (Principal Financial Officer), Director	March 25, 2015
Howard Rosenbluth

/s/ Martin Gans	Director	March 25, 2015
Martin Gans

PART IV – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Scores Holding Company, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and cash flows for each of the years ended December 31, 2014 and 2013 in conformity with generally accepted accounting principles in the United States.

/s/ Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, New York

March 23, 2015

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$127,253	$4,522
Trade receivables - including affiliates, net	324,410	188,988
Prepaid expenses	11,268	11,217
Loan receivable	34,844	-
Settlement receivable	23,781	138,608

Total Current Assets	521,556	343,335

Settlement receivable	-	23,781
Loan receivable	-	33,148

TOTAL ASSETS	$521,556	$400,264

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$105,254	$130,460
Security deposit payable	37,500	10,000
Note payable related party	34,844	-
Related party payable	-	143,775
Settlement payable due to related party	28,654	189,071

Total Current Liabilities	206,252	473,306

Settlement payable due to related party	-	28,654
Note payable to related party	-	33,148

TOTAL LIABILITIES	206,252	535,108

Commitments and Contingencies (Note 10)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,124 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(5,907,999)	(6,358,147)

Total stockholders' Equity (Deficit)	315,304	(134,844)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$521,556	$400,264

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

REVENUES

Royalty Revenue	$835,240	$731,563

Total Revenue	835,240	731,563

EXPENSES

General and Administrative Expenses	481,178	528,133

INCOME FROM OPERATIONS	354,062	203,430

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(1,075)	(2,823)
Settlement	97,161	-

TOTAL OTHER INCOME/(EXPENSE)	96,086	(2,823)

NET INCOME BEFORE INCOME TAXES	450,148	200,607

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$450,148	$200,607

NET INCOME PER SHARE-Basic and Diluted	0.003	0.001

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,124

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2014 and 2013

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2012	165,186,124	$165,186	$6,058,117	$(6,558,754)	$(335,451)

Net Income				200,607	200,607

Balance as of December 31, 2013	165,186,124	$165,186	$6,058,117	(6,358,147)	(134,844)

Common stock adjustment for rounding	20	-	-	-	-

Net Income				450,148	450,148

Balance as of December 31, 2014	165,186,144	$165,186	$6,058,117	$(5,907,999)	$315,304

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$450,148	$200,607

Adjustments to reconcile net income to net cash provided by (used) in operating activities:

Changes in assets and liabilities:
Licensee receivable	(135,422)	(117,077)
Prepaid expenses	(51)	(3,788)
Security deposit payable	27,500	10,000
Accounts payable and accrued expenses	(25,206)	(27,244)

NET CASH PROVIDED BY OPERATING ACTIVITIES	316,969	62,498

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	(143,775)	(77,840)
Settlement receivable	138,608	131,862
Loan receivable	(1,696)	(1,613)
Settlement payable	(189,071)	(171,137)
Loan payable	1,696	1,613

NET CASH USED IN FINANCING ACTIVITIES	(194,238)	(117,115)

NET INCREASE/(DECREASE) IN CASH	122,731	(54,617)
Cash and cash equivalents - beginning of year	4,522	59,139
Cash and cash equivalents - end of year	$127,253	$4,522

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$15,839	$30,489
Cash paid for income taxes	$1,239	$-

See notes to condensed consolidated financial statements.

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2014 and 2013

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

Fair Value of Financial Instruments

The carrying value of cash, trade receivables, prepaid expenses, other receivables and accrued expenses, if applicable, approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value.

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

Licensee receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts had a balance of $-0- and $-0- for the December 31, 2014 and 2013 periods. In reviewing any delinquent royalty or note receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

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

There were no stock options or warrants issued during the years ended December 31, 2014 and 2013, hence the Company has recorded no compensation expense. If the Company were to issue equity rights for compensation, then the Company would recognize compensation expense under Topic 718 over the requisite service period using the Black-Scholes model for equity rights granted.

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

The Company has net operating loss carryforwards of approximately $4,675,000, which expire in the years 2018 through 2034. The related deferred tax asset of approximately $4,675,000 has been offset by a valuation allowance. The Company’s net operating loss carryforwards have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years. We have determined the Company has lost $1,450,000 of net operating loss carryforwards or $635,000 of the deferred tax asset due to the change in ownership in 2001. The Company is currently undertaking a study to determine the value of the Company at a second ownership change in 2009. Upon finalization of the study we will determine how much of a deferred tax asset should be recorded from the remaining net operating loss carryforwards.

	2014	2013
Deferred tax assets:
Net operating loss carryforward	$1,850,000	$2,690,000
Temporary – legal accrual	-	-

Less valuation allowance	(1,850,000)	(2,690,000)
Net deferred tax asset	$-	$-

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2014 and 2013, as a result of the following:

	2014	2013
Tax (benefit) at statutory rate	$153,000	$68,000
State and local taxes	46,000	21,000
Permanent differences	-	-
Change in valuation allowance	(199,000)	(89,000)
Tax due	$-	$-

The past three years of tax returns remain subject to examination by the relevant tax authorities.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2014 and 2013, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

Concentration of Credit Risk

The Company earns predominately royalty revenues and to a lesser extent merchandise sales from 14 licensees.

With regards to 2014, concentrations of sales from 6 licensees range from 11% to 18%, totalling 88%.There are receivables from 3 licensees ranging from 18% to 34%, totalling 71%. Included in theses amounts for 2014 were sales from 2 licensees considered related parties representing 11% and 13% of sales. There are receivables from 3 licensees that are considered related parties of 18%, 18% and 34%.

With regards to 2013, concentrations of sales from 5 licensees range from 16% to 21%, totalling 93%.There are receivables from 3 licensees ranging from 13% to 51%, totalling 79%. Included in these amounts for 2013 was 1 licensee considered a related party. Sales from this licensee were 21%. There is a receivable from 1 related party licensee of 51%.

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

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $111,279 and $95,899 in unpaid royalties and expenses as of December 31, 2014 and December 31, 2013, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $59,935 as of December 31, 2014.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $6,275 remains a payable to this related party as of December 31, 2013.

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $0 and $107,500 in unpaid rents as of December 31, 2014 and December 31, 2013, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $0 and $30,000 in unpaid management services as of December 31, 2014 and December 31, 2013, respectively.

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $60,000 at December 31, 2014.

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

The total amounts due to the various related parties as of December 31, 2014 and December 31, 2013 was $0 and $143,775 respectively and the total amounts due to the Company from the various related parties as of December 31, 2014 and 2013 was $231,214 and $95,899, respectively.

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

Note 4. Intangible Assets

Trademark

In connection with the acquisition of Scores Licensing Company (“SLC”) as discussed above, the Company acquired the trademark to the name "SCORES". This trademark had a gross recorded value at December 31, 2008 of $878,318 which had been increased for the purchase from SLC for $250,000. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark has been completely amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. As of December 31, 2014 and 2013 the cost of the trademark has been fully amortized.

Note 5. Licensees

The Company has fourteen license agreements which were obtained between 2003 and 2014; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO”, Tampa Food and Entertainment Inc., Norm A Properties, LLC, Swan Media Group, Inc. (formerly AYA International, Inc.), South East Clubs (which includes Savannah, Jacksonville and West Palm Beach), Starlight Events LLC known as “Scores Atlantic City”, Scores Licensing Corp known as “SLC”, Houston KP LLC, Parallax Management Corporation known as “Scores Gary”, Manhattan Fashion, L.L.C. known as “Scores Harvey” and TWDDD, Inc. known as “Scores Mooresville”.

“IMO’s” members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 13% and 21% of our royalty revenues for the years 2014 and 2013, respectively. Mr. Gans is also the majority owner (80%) of Swan Media Group, Inc., which accounted for 5% and 7% of our royalty revenues for the years 2014 and 2013. Mr. Gans is also the majority owner (92.165%) of Scores Atlantic City, which accounted for 11% and of our royalty revenues for the year 2014, royalties did not commence until April 2014.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of December 31, 2014 and 2013, the settlement receivable is $23,781 and $138,608, respectively.

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of December 31, 2014 and 2013, this promissory note balance is $34,844 and $33,148, respectively.

Note 7. Settlement/Note Payable

As discussed in Note 6 regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of December 31, 2014 and 2013, $28,654 and $189,071, respectively, is outstanding.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2014 is comprised of professional fees of $24,000, legal fees of $60,254, filing fees of $4,499, marketing fees of $6,500 and miscellaneous accruals and payables of $5,000. Accounts payable and accrued expenses as of December 31, 2013 is comprised of professional fees of $36,000, legal fees of $58,244, filing fees of $14,651, marketing fees of $8,000 and miscellaneous accruals and payables of $13,565.

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

Stock option activity for the two years ended December 31, 2014 is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2012	85,000	$2.80

Granted	-	-
Exercised	-	-
Expired or cancelled	(85,000)	-

Outstanding at December 31, 2013	-0-	0

Granted	-	-
Exercised	-	-
Expired or cancelled	-	-

Outstanding at December 31, 2014	-0-	0

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the options/SSAR. The intrinsic value of the options/SSAR as of December 31, 2014 and 2013 was $0 and $0 respectively.

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

On June 14, 2013, Elizabeth Shiflett, a former cocktail waitress, filed a civil lawsuit against the Company in the S.D.N.Y. alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”), as amended, the New York State Human Rights Law (“NYSHRL”) and the New York City Human Rights Law (“NYCHRL”) based upon allegations of sexual discrimination, creating a hostile work environment based upon plaintiff’s sex and race and unlawful retaliation against plaintiff. The lawsuit further alleges that at all material times the Company was the employer of the plaintiff. The lawsuit had been preceded by a Determination of the U.S. Equal Employment Opportunity Commission (the “EEOC”) on January 25, 2013 that there was reasonable cause to believe that the Company had violated Title VII as a result of the complained-of conduct. The lawsuit seeks a declaratory judgment that the practices complained of violated Title VII, the NYSHRL and the NYCHRL, an injunction enjoining the Company from engaging in future unlawful acts of discrimination, harassment and retaliation, unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings, emotional distress, humiliation and loss of reputation, punitive damages as a result of the Company’s alleged disregard of plaintiff’s protected civil rights, and attorneys’ fees and costs. The Company disputes that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination, sexual and racial harassment and retaliation. In an order dated April 10, 2014, the Court dismissed all federal claims. In May 2014, Ms. Shiflett filed an appeal. On February 19, 2015 the United States Court of Appeals Second Circuit, upheld the order from April 2014 and all federal claims have been dismissed.

SCORES HOLDING COMPANY and Subsidiaries

Years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

On or about February 28, 2014, Kiana Love, a former entertainer and masseuse at The Penthouse Executive Club and Scores New York, both located in New York, NY, filed a civil lawsuit in the SDNY against us, The Executive Club, LLC, Go West Entertainment, Inc., Scores Entertainment, Inc., Entertainment Management Services, Inc., 333 East 60th Street., Inc., I.M. Operating, LLC, Richard Goldring, Elliot Osher, Robert Gans and Mark Yackow (collectively “Defendants”), alleging, for the time during which she performed as a masseuse, violations of the state and federal wage and hour laws, including the New York Labor Law and Fair Labor Standards Act, based upon allegations of failure to pay minimum wage, uniform related expenses, and allegations of improper wage deductions and tip misappropriation as well as record keeping violations. The lawsuit further alleges that at all material times Defendants were employers of Ms. Love, the plaintiff, while she performed massage services at Scores New York as well as The Penthouse Executive Club.  The lawsuit seeks unspecified compensatory damages for plaintiff’s alleged loss of past wages and reimbursement of allegedly unlawful deductions. We dispute that we were an employer of the plaintiff, who was at all material times an independent contractor, and categorically deny all allegations of violations of law, including the wage and hour laws, improper tip taking, and violations related to uniforms.  The Complaint in the action was served in June 2014.  Certain defendants, including Scores Holding Company, Inc. answered on July 21, 2014.  The Executive Club LLC and I.M. Operating, LLC each interposed a counterclaim for offset / unjust enrichment which Plaintiff answered on August 13, 2014. Fact discovery is set to close in June 2015.

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

