Form 10-Q
period 2015-03-31
SCORES HOLDING CO INC
filed 2015-05-12
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

As of May 6, 2015 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$176,074	$127,253
Trade receivables - including affiliates, net	308,434	324,410
Prepaid expenses	9,145	11,268
Loan receivable	23,317	34,844
Settlement receivable	-	23,781

Total Current Assets	516,970	521,556

TOTAL ASSETS	$516,970	$521,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$88,241	$105,254
Security deposit payable	40,000	37,500
Note payable related party	23,317	34,844
Related party payable	15,000	-
Settlement payable due to related party	4,903	28,654

Total Current Liabilities	171,461	206,252

TOTAL LIABILITIES	171,461	206,252

Commitments and Contingencies (Note 8)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized,
165,186,144 issued and outstanding	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(5,877,794)	(5,907,999)

Total stockholders' Equity	345,509	315,304

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$516,970	$521,556

See notes to the condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended
	March 31,
	2015	2014

REVENUES

Royalty Revenue	$221,988	$204,353

Total Revenue	221,988	204,353

EXPENSES

General and Administrative Expenses	191,626	116,789

INCOME FROM OPERATIONS	30,362	87,564

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(157)	(501)
Settlement	-	63,887

TOTAL OTHER INCOME/(EXPENSE)	(157)	63,386

NET INCOME BEFORE INCOME TAXES	30,205	150,950

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$30,205	$150,950

NET INCOME PER SHARE-Basic and Diluted	0.000	0.001

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,124

See notes to the condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,205	$150,950

Adjustments to reconcile net income to net cash provided by (used) in operating activities:

Changes in assets and liabilities:
Licensee receivable	15,976	(74,798)
Prepaid expenses	2,123	3,511
Security deposit payable	2,500	10,000
Accounts payable and accrued expenses	(17,013)	(9,372)

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,791	80,291

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	15,000	8,725
Settlement receivable	23,781	34,006
Loan receivable	11,527	(416)
Settlement payable	(23,751)	(55,683)
Loan payable	(11,527)	416

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,030	(12,952)

NET INCREASE IN CASH	48,821	67,339
Cash and cash equivalents - beginning of year	127,253	4,522
Cash and cash equivalents - end of year	$176,074	$71,861

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$127	$9,849
Cash paid for income taxes	$1,225	$1,139

See notes to condensed consolidated financial statements.

Scores Holding Co., Inc. and Subsidiary

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

BASIS OF PRESENTATION

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

Our condensed consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiary.  Certain prior period amounts have been reclassified to conform to the current period presentation. Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2015.

Note 2. Summary of Significant Accounting Principles

Concentration of Credit Risk

The Company earns predominately royalty revenues from 13 licensees.

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

With regards to 2015, concentrations of sales from 5 licensees range from 14% to 15%, totaling 72%. There are receivables from 4 licensees ranging from 10% to 37% on these licensees for 2015 totaling 85%. Included in these amounts for 2015 were sales from 3 licensees considered related parties representing 2%, 8% and 14% of sales. There are receivables from 3 licensees considered related parties of 13%, 25% and 37%.

With regards to 2014, concentrations of sales from 5 licensees range from 15% to 17%, totaling 78%. There are receivables from 3 licensees ranging from 10% to 42% on these licensees for 2014 totaling 67%.Included in these amounts for 2014 were sales from 2 licensees considered related parties representing 8% and 16% of sales. There are receivables from 2 licensees considered related parties of 10% and 42%.

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

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income per Share

Net income per share data for both the three-month period ending March 31, 2015 and 2014 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  As of March 31, 2015, there are no outstanding stock options.

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

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Note 3. Related-Party Transactions

Transactions with common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $114,925 and $111,279 in unpaid royalties and expenses as of March 31, 2015 and December 31, 2014, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $77,205 and $59,935 as of March 31, 2015 and December 31, 2014, respectively.

The Company also leases office space directly from Westside Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $7,500 and $0 in unpaid rents as of March 31, 2015 and December 31, 2014, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc.  Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears.  In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof).  The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan.  The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof). The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $7,500 and $0 in unpaid management services as of March 31, 2015 and December 31, 2014, respectively.

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $40,000 and $60,000 as of March 31, 2015 and December 31, 2014, respectively.

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

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The total amounts due to the various related parties as of March 31, 2015 and December 31, 2014 was $15,000 and $0 respectively and the total amounts due to the Company from the various related parties as of March 31, 2015 and December 31, 2014 was $232,130 and $231,214, respectively.

Note 4. Intangible Assets

Trademark

In connection with the acquisition of Scores Licensing Company (“SLC”) as discussed above, the Company acquired the trademark to the name "SCORES". This trademark had a gross recorded value at December 31, 2008 of $878,318 which had been increased for the purchase from SLC for $250,000. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The trademark has been completely amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. As of March 31, 2015 and December 31, 2014 the cost of the trademark has been fully amortized.

Note 5. Licensees

The Company has fourteen license agreements which were obtained between 2003 and 2014; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO”, Tampa Food and Entertainment Inc., Norm A Properties, LLC, Swan Media Group, Inc. (formerly AYA International, Inc.), South East Clubs (which includes Savannah and Jacksonville), Starlight Events LLC known as “Scores Atlantic City”, Scores Licensing Corp known as “SLC”, Houston KP LLC, Parallax Management Corporation known as “Scores Gary”, Manhattan Fashion, L.L.C. known as “Scores Harvey” and TWDDD, Inc., known as “Scores Mooresville”. See Note 8 for litigation relating to a few of these clubs.

“IMO’s” members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 8% and 16% of our royalty revenues for the first three months of 2015 and 2014, respectively. Mr. Gans is also the majority owner (80%) of Swan Media Group, Inc., which accounted for 2% and 8% of our royalty revenues for the first three months of 2015 and 2014, respectively. Mr. Gans is also the majority owner (92.165%) of Scores Atlantic City, which accounted for 13% of our royalty revenues for the first three months of 2015, royalties did not commence until April 2014.

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of March 31, 2015 and December 31, 2014 the settlement receivable balance is $0 and $23,781, respectively.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of March 31, 2015 and December 31, 2014, this promissory note balance is $23,317 and $34,844, respectively.

Note 7. Settlement/Note Payable

As discussed in Note 6 regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of March 31, 2015 and December 31, 2014, $4,903 and $28,654 is outstanding, respectively.

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Commitments and Contingencies

The Company records $2,500 a month as rent, overhead, and services due to Metropolitan Lumber Hardware Building Supplies, Inc. for services rendered by the management of the Company. Mr. Gans is the sole owner of Metropolitan Lumber Hardware Building Supplies, Inc. A discretionary $90,000 cash bonus has been rendered to Metropolitan Lumber Hardware Building Supplies, Inc. through the management services agreement.

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans our majority shareholder, for $2,500 a month.

On June 14, 2011, Christina Maldonado, a former front door receptionist/coat checker at Scores New York, located in New York NY filed a civil lawsuit against the Company and IMO alleging violations of Title VII of the Civil Rights Act, New York State Human Rights Law, New York Executive Law, New York City Human Rights Law and the New York City Administrative Code, based on allegations of sexual discrimination and sexual harassment. The lawsuit further alleged that both the Company and IMO were her employers. The lawsuit sought unspecified damages for alleged loss of past and future earnings and emotional distress and humiliation. The Company disputed that that it was an employer of the plaintiff and categorically denied all allegations of sexual discrimination and sexual harassment. The Company responded to the complaint and later filed an amended complaint and asserted a cross claim against IMO. The parties settled the litigation with no liability on the part of the Company, and a stipulation of discontinuance was filed on April 22, 2015.

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

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On or about March 7, 2014, Kiana Love, a former entertainer and masseuse at The Penthouse Executive Club and Scores New York, both located in New York, NY, filed a civil lawsuit in the SDNY against us, The Executive Club, LLC, Go West Entertainment, Inc., Scores Entertainment, Inc., Entertainment Management Services, Inc., 333 East 60th Street., Inc., I.M. Operating, LLC, Richard Goldring, Elliot Osher, Robert Gans and Mark Yackow (collectively “Defendants”), alleging, for the time during which she performed as a masseuse, violations of the state and federal wage and hour laws, including the New York Labor Law and Fair Labor Standards Act, based upon allegations of failure to pay minimum wage, uniform related expenses, and allegations of improper wage deductions and tip misappropriation as well as record keeping violations. The lawsuit further alleged that at all material times Defendants were employers of Ms. Love, the plaintiff, while she performed massage services at Scores New York as well as The Penthouse Executive Club.  The lawsuit sought unspecified compensatory damages for plaintiff’s alleged loss of past wages and reimbursement of allegedly unlawful deductions. Without any party admitting liability, the parties settled the referenced litigation for approximately $21,403.65. The settlement was approved by the Court on April 13, 2015 and the case has been marked closed.

On February 13, 2015 we, together with our subsidiary SLC, filed an action against Southeast Show Clubs, LLC and Michael Tomkovich in the Supreme Court of the State of New York for the County of New York. Defendants had utilized the “Scores” name and trademark in connection with their ownership and operation of adult entertainment clubs in Jacksonville and Palm Beach, Florida and in Savannah, Georgia. In this action we sought damages for breach of contract in the amount of $900,000 plus interest, damages due to defamation and tortious interference in connection with the use of the “Scores” trademark in the amount of $500,000, issuance of a permanent injunction prohibiting defendants from using the “Scores” name and trademark with respect to the adult entertainment clubs they operate in Jacksonville and Palm Beach, Florida and Savannah, Georgia and all websites controlled by defendants, and an accounting by defendants of all merchandise items sold by them containing the “Scores” trademark. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. The defendants also executed consents to the entry of a permanent injunction against them prohibiting their continued use of the name and trademark “Scores” at their clubs if either or both of the defendants default in their obligations under the settlement. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.”

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 19, 2015 we, together with our subsidiary SLC, filed an action against Norm A Properties LLC in the Supreme Court of the State of New York for the County of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of and adult entertainment club in Detroit, Michigan. In this action we sought damages for breach of contract in the amount of $110,000 plus interest, and the issuance of a permanent injunction prohibiting defendant from using the “Scores” name and trademark with respect to the Detroit club and all websites controlled by defendant. To date defendant has not filed its answer to our complaint.

There are no other material legal proceedings pending to which the Company or any of its property is subject, nor to our knowledge are any such proceedings threatened.

Note 9. Subsequent Events

On April 20, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with High Five Management Inc., granting it an exclusive, non-transferable license for the use of certain Scores Presents trademarks in its night club/restaurant in Greenville, South Carolina. The license is for a term of five years, with five successive five year renewal terms. Upon the club becoming fully operational, we will receive royalty payments of $1,250 per week. Pursuant to the agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks.

On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc. Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears. In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof). The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan. The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof).

Management evaluated subsequent events through the date of this filing and determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are thirteen such clubs currently operating under the Scores name, in New York City, Atlantic City, Baltimore, Chicago, Tampa, New Orleans, Savannah, Jacksonville, Houston, Harvey, LA and Gary, IN. The Detroit and Moorseville Clubs are operating but are in default and breach of contract. A newly-licensed club in Greenville, South Carolina is not yet operating.

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

Results of Operations

Three Months Ended March 31, 2015 (“the 2015 three-month period”) Compared to Three Months Ended March 31, 2014 (“the 2014 three-month period”).

Revenues:

Revenues increased to $221,988 for the 2015 three-month period from $204,353 for the 2014 three-month period.

Revenues from the New York Club decreased forty-eight percent (48%) to $17,270 as compared to $33,476 for the 2015 and 2014 three-month periods, respectively.  Revenues from our Chicago nightclub increased fourteen percent (14%) to $33,897 for the 2015 three-month period from $29,825 from the 2014 three-month period, while revenues from our Baltimore club decreased four percent (4%) to $34,176 for the 2015 three-month period from $35,697 for the 2014 three-month period and revenues from our New Orleans club remained the same at $30,000 for the 2015 and 2014 three-month period. Revenue from our Tampa club remained the same at $30,000 for the 2015 and 2014 three-month period. Revenue from our Scoreslive.com licensee decreased seventy-six percent (76%) to $3,646 for the 2015 three-month period from $15,355 for the 2014 three-month period. Revenues from our Atlantic City nightclub licensee increased one hundred percent (100%) to $30,000 as royalties commenced in April 2014. Revenues from our Houston Club increased one hundred percent (100%) to $22,000 as royalties commenced in the fourth quarter of 2014. Revenues from our Harvey Club increased one hundred percent (100%) to $15,000 as royalties commenced in the fourth quarter 2014. Revenues from our NorthWest Gary Indiana Club increased one hundred percent (100%) to $6,000, as royalties commenced in the first quarter of 2015. Since our licenses are mostly structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level.

General and Administrative Expenses:

General and administrative expenses increased during the 2015 three-month period to $191,626 from $116,789 during the 2014 three-month period.  General and administrative expenses increased approximately by $74,837 from 2015 to 2014, which can be attributed mainly to the increase in a discretionary bonus to management services of $90,000 through the management services agreement along with the decrease in legal fees.  Legal expenses attributable to ongoing litigation amounted to $14,405 for the three-month period ended March 31, 2015 and $41,716 for the three-month period ended March 31, 2014.

Provision for Income Taxes

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $30,205 or $.000 per share for the 2015 three-month period compared to net income of $150,950 or $0.001 per share for the 2014 three-month period. The decrease in net income for the 2015 three-month period from the 2014 three-month period was in part a result of the settlement of a lawsuit in our favor in March 2014 and an increase in related party management services for the 2015 three month period.

Net income per share data for both the 2015 three-month period and the 2014 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At March 31, 2015, we had $176,074 in cash and cash equivalents compared to $127,253 in cash and cash equivalents at December 31, 2014.

Operating Activities:

Net cash provided by operating activities for the three months ended March 31, 2015 was $33,791 and net cash provided by operating activities for the three months ended March 31, 2014 was $80,291. The decrease in cash provided by operating activities is related to the settlement we received in March 2014.

Financing Activities:

As of March 31, 2015, we owed $7,500 in rent to our Westside Realty of New York, Inc. affiliate and $7,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of March 31, 2015 we had an accumulated deficit of $(5,877,794). As of March 31, 2015, we had total current assets of $516,970 and total current liabilities of $171,461 or working capital of $345,509. As of December 31, 2014, we had total current assets of $521,556 and total current liabilities of $206,252 or working capital of $315,304. The increase in the amount of working capital has been primarily attributable to the decrease in our related party payable.

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

On June 14, 2011, Christina Maldonado, a former front door receptionist/coat checker at Scores New York, located in New York, NY filed a civil lawsuit in Supreme Court of the State of New York (the “SCNY”) against us and IMO alleging violations of Title VII of the Civil Rights Act, NYSHRL, New York Executive Law, NYCHRL and the New York City Administrative Code, based on allegations of sexual discrimination and sexual harassment. The lawsuit further alleged that both we and IMO were her employers. The lawsuit sought unspecified damages for alleged loss of past and future earnings and emotional distress and humiliation. We disputed that that we were an employer of the plaintiff and categorically denied all allegations of sexual discrimination and sexual harassment. We responded to the complaint and later filed an amended complaint and asserted a cross claim against IMO. The parties settled the litigation with no liability on our part, and a stipulation of discontinuance was filed on April 22, 2015.

On or about March 7, 2014, Kiana Love, a former entertainer and masseuse at The Penthouse Executive Club and Scores New York, both located in New York, NY, filed a civil lawsuit in the SDNY against us, The Executive Club, LLC, Go West Entertainment, Inc., Scores Entertainment, Inc., Entertainment Management Services, Inc., 333 East 60th Street., Inc., I.M. Operating, LLC, Richard Goldring, Elliot Osher, Robert Gans and Mark Yackow (collectively “Defendants”), alleging, for the time during which she performed as a masseuse, violations of the state and federal wage and hour laws, including the New York Labor Law and Fair Labor Standards Act, based upon allegations of failure to pay minimum wage, uniform related expenses, and allegations of improper wage deductions and tip misappropriation as well as record keeping violations. The lawsuit further alleged that at all material times Defendants were employers of Ms. Love, the plaintiff, while she performed massage services at Scores New York as well as The Penthouse Executive Club.  The lawsuit sought unspecified compensatory damages for plaintiff’s alleged loss of past wages and reimbursement of allegedly unlawful deductions. Without any party admitting liability, the parties settled the referenced litigation for approximately $21,403.65. The settlement was approved by the Court on April 13, 2015 and the case has been marked closed.

On February 13, 2015 we, together with our subsidiary SLC, filed an action against Southeast Show Clubs, LLC and Michael Tomkovich in the SCNY. Defendants had utilized the “Scores” name and trademark in connection with their ownership and operation of adult entertainment clubs in Jacksonville and Palm Beach, Florida and in Savannah, Georgia. In this action we sought damages for breach of contract in the amount of $900,000 plus interest, damages due to defamation and tortious interference in connection with the use of the “Scores” trademark in the amount of $500,000, issuance of a permanent injunction prohibiting defendants from using the “Scores” name and trademark with respect to the adult entertainment clubs they operate in Jacksonville and Palm Beach, Florida and Savannah, Georgia and all websites controlled by defendants, and an accounting by defendants of all merchandise items sold by them containing the “Scores” trademark. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. The defendants also executed consents to the entry of a permanent injunction against them prohibiting their continued use of the name and trademark “Scores” at their clubs if either or both of the defendants default in their obligations under the settlement. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.”

On February 19, 2015 we, together with our subsidiary SLC, filed an action against Norm A Properties LLC in the SCNY. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Detroit, Michigan. In this action we sought damages for breach of contract in the amount of $110,000 plus interest, and the issuance of a permanent injunction prohibiting defendant from using the “Scores” name and trademark with respect to the Detroit club and all websites controlled by defendant. To date defendant has not filed its answer to our complaint.

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On April 20, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with High Five Management Inc., granting it an exclusive, non-transferable license for the use of certain Scores Presents trademarks in its night club/restaurant in Greenville, South Carolina. The license is for a term of five years, with five successive five year renewal terms. Upon the club becoming fully operational, we will receive royalty payments of $1,250 per week. Pursuant to the agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks.

On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc. Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears. In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof). The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan. The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof).

Item 6.  Exhibits.

Exhibit No.	Description
10.1	*License Agreement, dated July 18, 2013, by and between Scores Holding Company, Inc. and Southeast Show Clubs, Inc.

10.2	*First Amendment, dated April 17, 2015, to License Agreement, dated July 18, 2013, by and between Scores Holding Company, Inc. and Southeast Show Clubs, Inc. and Michael Tomkovich.

10.3	*Scores Presents Trademark License Agreement, dated April 20, 2015, by and between Scores Licensing Corp. and High Five Management Inc.

10.4	*Amendment, dated May 5, 2015, to Management Services Agreement, effective January 1, 2013, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc.

31.1	*Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	*Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	*Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	*Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	*XBRL Instance Document
101.SCH	*XBRL Taxonomy Schema Document
101.CAL	*XBRL Taxonomy Calculation Linkbase Document
101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Taxonomy Extension Label Linkbase Document
101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Date: May 12, 2015	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2015	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

