Form 10-Q
period 2015-06-30
SCORES HOLDING CO INC
filed 2015-08-14
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-16665

SCORES HOLDING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0426358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

533-535 West 27 th Street, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

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

As of August 14, 2015 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$286,518	$127,253
Trade receivables - including affiliates, net	468,840	324,410
Prepaid expenses	28,093	11,268
Loan receivable	-	34,844
Settlement receivable	-	23,781

Total Current Assets	783,451	521,556

TOTAL ASSETS	$783,451	$521,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$105,992	$105,254
Security deposit payable	50,000	37,500
Note payable related party	-	34,844
Related party payable	15,000	-
Settlement payable due to related party	-	28,654

Total Current Liabilities	170,992	206,252

TOTAL LIABILITIES	170,992	206,252

Commitments and Contingencies (Note 8)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and outstanding	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(5,610,844)	(5,907,999)

Total stockholders' Equity	612,459	315,304

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$783,451	$521,556

See notes to the condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES

Royalty Revenue	$392,279	$166,405	$614,267	$370,758

Total Revenue	392,279	166,405	614,267	370,758

EXPENSES

General and Administrative Expenses	125,266	117,545	316,891	234,334

INCOME FROM OPERATIONS	267,013	48,860	297,376	136,424

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(63)	(420)	(220)	(921)
Settlement	-	33,274	-	97,161

TOTAL OTHER INCOME/(EXPENSE)	(63)	32,854	(220)	96,240

NET INCOME BEFORE INCOME TAXES	266,950	81,714	297,156	232,664

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	$266,950	$81,714	$297,156	$232,664

NET INCOME PER SHARE-Basic and Diluted	0.002	0.000	0.002	0.001

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,124	165,186,144	165,186,124

See notes to the condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$297,156	$232,664

Adjustments to reconcile net income to net cash provided by operating activities:

Changes in assets and liabilities:
Licensee receivable	(144,430)	(48,138)
Prepaid expenses	(16,825)	(16,352)
Security deposit payable	12,500	15,000
Accounts payable and accrued expenses	737	(12,688)

NET CASH PROVIDED BY OPERATING ACTIVITIES	149,138	170,486

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	15,000	(143,775)
Settlement receivable	23,781	68,440
Loan receivable	34,844	(838)
Settlement payable	(28,654)	(97,172)
Loan payable	(34,844)	838

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,127	(172,507)

NET INCREASE/(DECREASE) IN CASH	159,265	(2,021)
Cash and cash equivalents - beginning of year	127,253	4,522
Cash and cash equivalents - end of year	$286,518	$2,501

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$952	$12,125
Cash paid for income taxes	$1,225	$1,139

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2015.

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Summary of Significant Accounting Principles

Concentration of Credit Risk

The Company earns predominately royalty revenues and to a lesser extent merchandise sales from 14 licensees.

With regards to 2015, concentrations of sales from 4 licensees range from 11% to 14%, totaling 52%. There are receivables from 3 licensees ranging from 15% to 25% on these licensees for 2015 totaling 61%. Included in these amounts for 2015 were sales from 1 licensee considered a related party representing 11% of sales. There are receivables from 3 licensees considered related parties of 15%, 21% and 25%.

With regards to 2014, concentrations of sales from 5 licensees range from 16% to 20%, totaling 86%. There are receivables from 4 licensees ranging from 11% to 41% on these licensees for 2014 totaling 87%.Included in these amounts for 2014 were sales from 1 licensee considered a related party representing 16% of sales. There are receivables from 2 licensees considered related parties of 22% and 41%.

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

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income per Share

Net income per share data for both the six-month periods ending June 30, 2015 and 2014 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  As of June 30, 2015, there are no outstanding stock equivalents.

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

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $117,189 and $111,279 in unpaid royalties and expenses as of June 30, 2015 and December 31, 2014, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $99,207 and $59,935 as of June 30, 2015 and December 31, 2014, respectively.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $0 and $0 in unpaid rents as of June 30, 2015 and December 31, 2014, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc.  Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears.  In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof).  The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan.  The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof). The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $15,000 and $0 in unpaid management services as of June 30, 2015 and December 31, 2014, respectively.

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $70,000 and $60,000 as of June 30, 2015 and December 31, 2014, respectively.

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

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The total amounts due to the various related parties as of June 30, 2015 and December 31, 2014 was $15,000 and $0 respectively and the total amounts due to the Company from the various related parties as of June 30, 2015 and December 31, 2014 was $286,397 and $231,214, respectively.

Note 4. Intangible Assets

Trademark

The Company has been in the business of licensing the “Scores” trademarks and other intellectual property to gentlemen’s nightclubs with adult entertainment in the United States. In connection with the acquisition of Scores Licensing Company (“SLC”) during 2002, the Company acquired the trademark to the name "SCORES". Through 2008 the trademark had accumulated a gross recorded value of $878,318 which was derived from the initial purchase of HEIR Holding Co., Inc. (subsequently renamed SLC) for $250,000, $175,000 as a result of a settlement agreement entered into in September 2006 between the Company and now former affiliated parties and Scores Entertainment Inc. ("SEI") and Irving Bilzinsky and $453,318 as a result of our purchase of the royalty rights and licensing rights under the Master License Agreement from a former affiliate Entertainment Management Services, Inc. in December 2008.. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. As of June 30, 2015 and December 31, 2014 the cost of the trademark has been fully amortized and or partially impaired in the prior years.

Note 5. Licensees

The Company has eighteen license agreements which were obtained between 2003 and 2015; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO”, Tampa Food and Entertainment Inc., Norm A Properties, LLC, Swan Media Group, Inc. (formerly AYA International, Inc.), South East Clubs (which includes Savannah and Jacksonville), Starlight Events LLC known as “Scores Atlantic City”, Scores Licensing Corp known as “SLC”, Houston KP LLC, Parallax Management Corporation known as “Scores Gary”, Manhattan Fashion, L.L.C. known as “Scores Harvey”, TWDDD, Inc. known as “Scores Mooresville”, Greenville, South Carolina, Columbus, Ohio, Providence, Rhode Island and New Haven, Connecticut. See Note 8 for litigation relating to a few of these clubs.

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

“IMO’s” members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 6% and 16% of our royalty revenues for the first six months of 2015 and 2014, respectively. Mr. Gans is also the majority owner (80%) of Swan Media Group, Inc., which accounted for 1% and 8% of our royalty revenues for the first six months of 2015 and 2014, respectively. Mr. Gans is also the majority owner (92.165%) of Scores Atlantic City, which accounted for 10% and 8% of our royalty revenue for the first six months of 2015 and 2014, respectively.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of June 30, 2015 and December 31, 2014 the settlement receivable balance is $0 and $23,781, respectively.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of June 30, 2015 and December 31, 2014, this promissory note balance is $0 and $34,844, respectively.

SCORES HOLDING COMPANY and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Settlement/Note Payable

As discussed in Note 6 regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of June 30, 2015 and December 31, 2014, $0 and $28,654 is outstanding, respectively.

Note 8. Commitments and Contingencies

The Company records $7,500 a month as rent, overhead, and services due to Metropolitan Lumber Hardware Building Supplies, Inc. for services rendered by the management of the Company. Mr. Gans is the sole owner of Metropolitan Lumber Hardware Building Supplies, Inc. A discretionary $90,000 cash bonus has been rendered to Metropolitan Lumber Hardware Building Supplies, Inc. through the management services agreement.

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans our majority shareholder, for $2,500 a month.

On June 14, 2011, Christina Maldonado, a former front door receptionist/coat checker at Scores New York, located in New York NY filed a civil lawsuit against the Company and IMO alleging violations of Title VII of the Civil Rights Act, New York State Human Rights Law, New York Executive Law, New York City Human Rights Law and the New York City Administrative Code, based on allegations of sexual discrimination and sexual harassment. The lawsuit further alleged that both the Company and IMO were her employers. The lawsuit sought unspecified damages for alleged loss of past and future earnings and emotional distress and humiliation. The Company disputed that that it was an employer of the plaintiff and categorically denied all allegations of sexual discrimination and sexual harassment. The Company responded to the complaint and later filed an amended complaint and asserted a cross claim against IMO. The parties settled the litigation with no liability on the Company’s part, and a stipulation of discontinuance was filed on April 22, 2015. On June 14, 2013, Elizabeth Shiflett, a former cocktail waitress, filed a civil lawsuit against the Company in the S.D.N.Y. alleging violations of Title VII of the Civil Rights Act of 1964 (“Title VII”), as amended, the New York State Human Rights Law (“NYSHRL”) and the New York City Human Rights Law (“NYCHRL”) based upon allegations of sexual discrimination, creating a hostile work environment based upon plaintiff’s sex and race and unlawful retaliation against plaintiff. The lawsuit further alleges that at all material times the Company was the employer of the plaintiff. The lawsuit had been preceded by a Determination of the U.S. Equal Employment Opportunity Commission (the “EEOC”) on January 25, 2013 that there was reasonable cause to believe that the Company had violated Title VII as a result of the complained-of conduct. The lawsuit seeks a declaratory judgment that the practices complained of violated Title VII, the NYSHRL and the NYCHRL, an injunction enjoining the Company from engaging in future unlawful acts of discrimination, harassment and retaliation, unspecified compensatory damages for plaintiff’s alleged loss of past and future earnings, emotional distress, humiliation and loss of reputation, punitive damages as a result of the Company’s alleged disregard of plaintiff’s protected civil rights, and attorneys’ fees and costs. The Company disputes that it was an employer of the plaintiff and categorically denies all allegations of sexual discrimination, sexual and racial harassment and retaliation. In an order dated April 10, 2014, the Court dismissed all federal claims. In May 2014, Ms. Shiflett filed an appeal. On February 19, 2015 the United States Court of Appeals Second Circuit, upheld the order from April 2014 and all federal claims have been dismissed.

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

On February 13, 2015 we, together with our subsidiary SLC, filed an action against Southeast Show Clubs, LLC and Michael Tomkovich in the Supreme Court of the State of New York for the County of New York. Defendants had utilized the “Scores” name and trademark in connection with their ownership and operation of adult entertainment clubs in Jacksonville and Palm Beach, Florida and in Savannah, Georgia. In this action we sought damages for breach of contract in the amount of $900,000 plus interest, damages due to defamation and tortious interference in connection with the use of the “Scores” trademark in the amount of $500,000, issuance of a permanent injunction prohibiting defendants from using the “Scores” name and trademark with respect to the adult entertainment clubs they operate in Jacksonville and Palm Beach, Florida and Savannah, Georgia and all websites controlled by defendants, and an accounting by defendants of all merchandise items sold by them containing the “Scores” trademark. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. The defendants also executed consents to the entry of a permanent injunction against them prohibiting their continued use of the name and trademark “Scores” at their clubs if either or both of the defendants default in their obligations under the settlement. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.” As of June 30, 2015 the defendants remain in compliance with this settlement.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are eleven such clubs currently operating under the Scores name, in New York City, Atlantic City, Baltimore, Chicago, Tampa, New Orleans, Savannah, Jacksonville, Houston, Harvey, LA and Gary, IN. A club in Detroit, Michigan is operating but is in default and breach of contract. Clubs in Mooresville, North Carolina, Greenville, South Carolina, Columbus, Ohio, Providence, Rhode Island and New Haven, Connecticut are not yet operating.

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

Results of Operations

Three Months Ended June 30, 2015 (“the 2015 three-month period”) Compared to Three Months Ended June 30, 2014 (“the 2014 three-month period”).

Revenues:

Revenues increased to $392,279 for the 2015 three-month period from $166,405 for the 2014 three-month period.

Revenues from the New York Club decreased twelve percent (12%) to $22,003 as compared to $24,987 for the 2015 and 2014 three-month periods, respectively.  Revenues from our Chicago nightclub increased twenty-four percent (24%) to $43,867 for the 2015 three-month period from $35,489 from the 2014 three-month period, while revenues from our Baltimore club decreased three percent (3%) to $35,645 for the 2015 three-month period from $36,645 for the 2014 three-month period and revenues from our New Orleans club remained the same at $30,000 for the 2015 and 2014 three-month period. Revenue from our Tampa club remained the same at $30,000 for the 2015 and 2014 three-month period. Revenue from our Scoreslive.com licensee decreased seventy-six percent (76%) to $2,264 for the 2015 three-month period from $9,285 for the 2014 three-month period. Revenues from our Atlantic City nightclub licensee remained the same at $30,000 for the 2015 and 2014 three-month period. Revenues from our Houston Club increased one hundred percent (100%) to $11,500 as royalties commenced in the fourth quarter of 2014. Revenues from our Harvey Club increased one hundred percent (100%) to $15,000 as royalties commenced in the fourth quarter of 2014. Revenues from our Gary, Indiana Club increased one hundred percent (100%) to $2,000, as royalties commenced in the first quarter of 2015. Revenues from our Savannah Club increased one hundred percent (100%) to $85,000 as the Club has started to pay royalties including past due royalties. Revenues from our Jacksonville Club increased one hundred percent (100%) to $85,000 as the Club has started to pay royalties including past due royalties. Since our licenses are mostly structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level.

General and Administrative Expenses:

General and administrative expenses increased during the 2015 three-month period to $125,266 from $117,545 during the 2014 three-month period.  General and administrative expenses increased approximately by $7,721 from 2015 to 2014, which can be attributed mainly to the increase in management services of $22,500 through the management services agreement along with the decrease in legal fees.  Legal expenses attributable to ongoing litigation amounted to $7,886 for the three-month period ended June 30, 2015 and $48,410 for the three-month period ended June 30, 2014.

Provision for Income Taxes

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $266,950 or $0.002 for the 2015 three-month period compared to net income of $81,714 or $0.000 per share for the 2014 three-month period. The increase in net income for the 2015 three-month period from the 2014 three-month period was in part a result of the Jacksonville and Savannah clubs paying past due royalties for the 2015 three-month period pursuant to an April 17, 2015 amendment to our licensing agreement with the operator of these clubs.

Net income per share data for both the 2015 three-month period and the 2014 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Six Months Ended June 30, 2015 (“the 2015 six-month period”) Compared to Six Months Ended June 30, 2014 (“the 2014 six-month period”).

Revenues:

Revenues increased to $614,267 for the 2015 six-month period from $370,758 for the 2014 six-month period.

Revenues from the New York Club decreased thirty-three percent (33%) to $39,272 as compared to $58,463 for the 2015 and 2014 six-month periods, respectively.  Revenues from our Chicago nightclub increased nineteen percent (19%) to $77,764 for the 2015 six-month period from $65,314 from the 2014 six-month period, while revenues from our Baltimore club decreased three percent (3%) to $69,820 for the 2015 six-month period from $72,342 for the 2014 six-month period and revenues from our New Orleans club remained the same at $60,000 for the 2015 and 2014 six-month period. Revenue from our Tampa club remained the same at $60,000 for 2015 and 2014 six month period. Revenue from our Scoreslive.com licensee decreased seventy-six percent (76%) to $5,910 for the 2015 six-month period from $24,640 for the 2014 six-month period. Revenues from our Atlantic City nightclub licensee increased one hundred percent (100%) to $60,000 for the 2015 six month period from $30,000 for the 2014 six month period. Revenues from our Houston Club increased one hundred percent (100%) to $33,500 for the 2015 six month period, as royalties commenced in the fourth quarter of 2014. Revenues from our Harvey Club increased one hundred percent (100%) to $30,000 for the 2015 six month period, as royalties commenced in the fourth quarter 2014. Revenues from our Gary Indiana Club increased one hundred percent (100%) to $8,000, for the 2015 six month period, as royalties commenced in the first quarter of 2015. Revenues from our Savannah Club increased one hundred percent (100%) to $85,000 for the 2015 six month period, as the Club has started to pay royalties including past due royalties. Revenues from our Jacksonville Club increased one hundred percent (100%) to $85,000 for the 2015 six month period, as the Club has started to pay royalties including past due royalties. Since our licenses are mostly structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level.

General and Administrative Expenses:

General and administrative expenses increased during the 2015 six-month period to $316,891 from $234,334 during the 2014 six-month period.  General and administrative expenses increased approximately by $82,557 from 2015 to 2014, which increase can largely be attributed to the discretionary bonus to the management services of $90,000 and the decrease in the Company’s legal fees.   Legal expenses attributable to ongoing litigation amounted from $22,291 in the 2015 six-month period to $91,828 in the 2014 six-month period.

Provision for Income Taxes:

The provision for state income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $297,156 or $0.002 per share for the 2015 six-month period compared to a net income of $232,664 or $0.001 per share for the 2014 six-month period.  The increase in net operating income for the 2015 six-month period was a result of an increase in royalty revenue.

Net income per share data for both the 2015 six-month period and the 2014 six-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At June 30, 2015, we had $286,518 in cash and cash equivalents compared to $127,253 in cash and cash equivalents at December 31, 2014.

Operating Activities:

Net cash provided by operating activities for the six months ended June 30, 2015 was $149,138 and net cash provided by operating activities for the six months ended June 30, 2014 was $170,486. The net increase in cash for the six months ended June 30, 2015 was $159,265 compared to a net decrease in cash of $2,021 for the comparable 2014 period. The increase in cash is related to the collection of past due royalties received in April/May 2015.

Financing Activities:

As of June 30, 2015, we owed $0 in rent to our Westside Realty affiliate and $15,000 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of June 30, 2015 we had an accumulated deficit of $(5,610,844). As of June 30, 2015, we had total current assets of $783,451 and total current liabilities of $170,992 or working capital of $612,459. As of December 31, 2014, we had total current assets of $521,556 and total current liabilities of $206,252 or working capital of $315,304. The increase in the amount of working capital has been primarily attributable to the decrease in our related party payable.

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

On June 17, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Dick S. Shappy, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Providence, Rhode Island. The license is for a term of five years, with two successive five year renewal terms. The license agreement provides for fixed royalties at the rate of $10,000 per month. Pursuant to the agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks.

Effective June 15, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with CG Consulting LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Columbus, Ohio. The license is for a term of five years, with five successive five year renewal terms. Upon the earlier of the club becoming fully operational or three months from the date of the agreement, we will receive royalty payments of $1,250 per week. After the first two years of the term of the agreement, the licensee shall pay us royalties equal to the greater of 4.99% of the licensee’s monthly revenue or $1,250 per week.

Effective July 24, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Funn House Productions LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in New Haven, Connecticut. The license is for a term of five years, with five successive five year renewal terms. The license agreement provides for fixed royalties at the rate of $5,000 per month for the first year of the agreement, increasing to $10,000 per month thereafter.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	*Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	*Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	*Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	*Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	*XBRL Instance Document
101.SCH	*XBRL Taxonomy Schema Document
101.CAL	*XBRL Taxonomy Calculation Linkbase Document
101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*Taxonomy Extension Label Linkbase Document
101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Date: August 14, 2015	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

