Form 10-Q
period 2015-09-30
SCORES HOLDING CO INC
filed 2015-11-13
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

As of November 11, 2015 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$265,641	$127,253
Trade receivables - including affiliates, net	477,491	324,410
Prepaid expenses	19,765	11,268
Loan receivable, affiliate	201,806	34,844
Settlement receivable	-	23,781

Total Current Assets	964,703	521,556

TOTAL ASSETS	$964,703	$521,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$46,119	$105,254
Security deposit payable	75,000	37,500
Note payable related party	-	34,844
Related party payable	45,000	-
Accrued income taxes payable	76,566	-
Deferred revenues	60,000	-
Settlement payable due to related party	-	28,654

Total Current Liabilities	302,685	206,252

TOTAL LIABILITIES	302,685	206,252

Commitments and Contingencies (Note 8)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 165,186,144 issued and outstanding	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(5,561,285)	(5,907,999)

Total stockholders' Equity	662,018	315,304

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$964,703	$521,556

See notes to the condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES

Royalty Revenue	$250,466	$225,393	$864,733	$596,151

Total Revenue	250,466	225,393	864,733	596,151

EXPENSES

General and Administrative Expenses	125,867	110,444	442,758	344,778

INCOME FROM OPERATIONS	124,599	114,949	421,975	251,373

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	1,526	(338)	1,306	(1,259)
Settlement	-	-	-	97,161

TOTAL OTHER INCOME/(EXPENSE)	1,526	(338)	1,306	95,902

NET INCOME BEFORE INCOME TAXES	126,125	114,611	423,281	347,275

PROVISION FOR INCOME TAXES	76,566	-	76,566	-

NET INCOME	$49,559	$114,611	$346,715	$347,275

NET INCOME PER SHARE-Basic and Diluted	0.000	0.001	0.002	0.002

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,124	165,186,144	165,186,124

See notes to the condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$346,715	$347,275

Adjustments to reconcile net income to net cash provided by operating activities:

Changes in assets and liabilities:
Licensee receivable	(153,081)	(72,509)
Prepaid expenses	(8,497)	(8,202)
Security deposit payable	37,500	25,000
Accounts payable and accrued expenses	(59,136)	(39,699)
Accrued income tax payable	76,566	-
Deferred revenues	60,000	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	300,067	251,865

CASH FLOW FROM INVESTING ACTIVITES:
Loan receivable, affiliate	(201,806)	-

NET CASH USED IN INVESTING ACTIVITIES	(201,806)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	45,000	(128,775)
Settlement receivable	23,781	103,305
Loan receivable	34,844	(1,264)
Settlement payable	(28,654)	(131,826)
Loan payable	(34,844)	1,264

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,127	(157,296)

NET INCREASE/(DECREASE) IN CASH	138,388	94,569
Cash and cash equivalents - beginning of year	127,253	4,522
Cash and cash equivalents - end of year	$265,641	$99,091

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,232	$12,125
Cash paid for income taxes	$1,276	$1,139

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2015.

Note 2. Summary of Significant Accounting Principles

Concentration of Credit Risk

The Company earns predominately royalty revenues and to a lesser extent merchandise sales from 12 licensees.

With regards to 2015, concentrations of sales from 4 licensees range from 12% to 14%, totaling 51%. There are receivables from 3 licensees ranging from 21% to 25% on these licensees for 2015 totaling 71%. There are receivables from 3 licensees considered related parties of 21%, 25% and 25%.

With regards to 2014, concentrations of sales from 5 licensees range from 13% to 18%, totaling 79%. There are receivables from 4 licensees ranging from 11% to 41% on these licensees for 2014 totaling 75%. Included in these amounts for 2014 were sales from 1 licensee considered a related party representing 13% of sales. There are receivables from 3 licensees considered related parties of 11%, 12% and 41%.

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

The Company records revenues from its license initiation fees paid in advance on a straight line basis over the term of the license agreements. Royalty revenue is recognized when earned as licensing services are provided to licensees. Accordingly, royalty payments received in advance are deferred until earned. If a license agreement is terminated then the remaining unearned balance of any deferred revenues are recorded as earned if applicable.

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

Income per Share

Net income per share data for both the nine-month periods ending September 30, 2015 and 2014 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  As of September 30, 2015, there are no outstanding stock equivalents.

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

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Note 3. Related-Party Transactions

Transactions with Common Ownership Affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $119,740 and $111,279 in unpaid royalties and expenses as of September 30, 2015 and December 31, 2014, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $120,646 and $59,935 as of September 30, 2015 and December 31, 2014, respectively.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $7,500 and $0 in unpaid rents as of September 30, 2015 and December 31, 2014, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc.  Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears.  In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof).  The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan.  The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof). The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $37,500 and $0 in unpaid management services as of September 30, 2015 and December 31, 2014, respectively.

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $100,000 and $60,000 as of September 30, 2015 and December 31, 2014, respectively.

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

On July 27, 2015 the Company entered into a ninety day renewable note receivable with Metropolitan Lumber Hardware and Building Supplies, Inc., which is solely owned by Robert M. Gans, the Company’s majority shareholder.  The Company loaned Metropolitan Lumber Hardware and Building Supplies, Inc. $200,000 with 5% interest due October 27, 2015. The Company is owed $201,806 as of September 30, 2015. The loan was renewed, and thereafter the principal plus accrued interest of $2,750 was paid on November 4, 2015.

The total amounts due to the various related parties as of September 30, 2015 and December 31, 2014 was $45,000 and $0 respectively and the total amounts due to the Company from the various related parties as of September 30, 2015 and December 31, 2014 was $542,192 and $231,214, respectively.

Note 4. Intangible Assets

Trademark

The Company has been in the business of licensing the “Scores” trademarks and other intellectual property to gentlemen’s nightclubs with adult entertainment in the United States. In connection with the acquisition of Scores Licensing Company (“SLC”) during 2002, the Company acquired the trademark to the name "SCORES". Through 2008 the trademark had accumulated a gross recorded value of $878,318 which was derived from the initial purchase of HEIR Holding Co., Inc. (subsequently renamed SLC) for $250,000, $175,000 as a result of a settlement agreement entered into in September 2006 between the Company and now former affiliated parties and Scores Entertainment Inc. ("SEI") and Irving Bilzinsky and $453,318 as a result of our purchase of the royalty rights and licensing rights under the Master License Agreement from a former affiliate Entertainment Management Services, Inc. in December 2008. This trademark has been registered in the United States, Canada, Japan, Mexico and the European Community. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. As of September 30, 2015 and December 31, 2014 the cost of the trademark has been fully amortized and or partially impaired in the prior years.

Note 5. Licensees

The Company has 20 license agreements which were obtained between 2003 and 2015; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO”, Tampa Food and Entertainment Inc., Norm A Properties, LLC, Swan Media Group, Inc. (formerly AYA International, Inc.), South East Clubs (which includes Savannah and Jacksonville), Starlight Events LLC known as “Scores Atlantic City”, Scores Licensing Corp known as “SLC”, Houston KP LLC, Parallax Management Corporation known as “Scores Gary”, Manhattan Fashion, L.L.C. known as “Scores Harvey”, TWDDD, Inc. known as “Scores Mooresville”, Greenville, South Carolina; Columbus, Ohio; Providence, Rhode Island; New Haven, Connecticut and Palm Springs, Florida. See Note 8 for litigation relating to a few of these clubs.

“IMO’s” members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 7% and 13% of our royalty revenues for the first nine months of 2015 and 2014, respectively. Mr. Gans is also the majority owner (80%) of Swan Media Group, Inc., which accounted for 1% and 6% of our royalty revenues for the first nine months of 2015 and 2014, respectively. Mr. Gans is also the majority owner (92.165%) of Scores Atlantic City, which accounted for 10% and 10% of our royalty revenue for the first nine months of 2015 and 2014, respectively.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of September 30, 2015 and December 31, 2014 the settlement receivable balance is $0 and $23,781, respectively.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of September 30, 2015 and December 31, 2014, this promissory note balance is $0 and $34,844, respectively.

Note 7. Settlement/Note Payable

As discussed in Note 6 regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of September 30, 2015 and December 31, 2014, $0 and $28,654 is outstanding, respectively.

Note 8. Commitments and Contingencies

The Company records $7,500 a month as rent, overhead, and services due to Metropolitan Lumber Hardware Building Supplies, Inc. for services rendered by the management of the Company. Mr. Gans is the sole owner of Metropolitan Lumber Hardware Building Supplies, Inc. A discretionary $90,000 cash bonus has been disbursed to Metropolitan Lumber Hardware Building Supplies, Inc. for services rendered pursuant to the management services agreement for the nine-month period ended September 30, 2015.

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

On February 13, 2015 we, together with our subsidiary SLC, filed an action against Southeast Show Clubs, LLC and Michael Tomkovich in the Supreme Court of the State of New York for the County of New York. Defendants had utilized the “Scores” name and trademark in connection with their ownership and operation of adult entertainment clubs in Jacksonville and Palm Beach, Florida and in Savannah, Georgia. In this action we sought damages for breach of contract in the amount of $900,000 plus interest, damages due to defamation and tortious interference in connection with the use of the “Scores” trademark in the amount of $500,000, issuance of a permanent injunction prohibiting defendants from using the “Scores” name and trademark with respect to the adult entertainment clubs they operate in Jacksonville and Palm Beach, Florida and Savannah, Georgia and all websites controlled by defendants, and an accounting by defendants of all merchandise items sold by them containing the “Scores” trademark. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. The defendants also executed consents to the entry of a permanent injunction against them prohibiting their continued use of the name and trademark “Scores” at their clubs if either or both of the defendants default in their obligations under the settlement. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.” As of September 30, 2015 the defendants remain in compliance with this settlement.

On February 19, 2015 we, together with our subsidiary SLC, filed an action against Norm A Properties LLC in the Supreme Court of the State of New York for the County of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of and adult entertainment club in Detroit, Michigan. In this action we sought damages for breach of contract in the amount of $110,000 plus interest, and the issuance of a permanent injunction prohibiting defendant from using the “Scores” name and trademark with respect to the Detroit club and all websites controlled by defendant. The defendant failed to appear and on August 31, 2015, the court entered a judgment in favor of the Company (which order was amended on October 17, 2015), awarding a total of $117,646.92 to the Company. In addition, the court ordered defendant to render an accounting to the Company and enjoined the defendant from using the “Scores” name and trademarks. The Company is currently seeking to enforce the judgment in Detroit, Michigan.

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

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are eleven such clubs currently operating under the Scores name, in New York City, Atlantic City, Baltimore, Chicago, Tampa, New Orleans, Savannah, Jacksonville, Houston, Harvey, LA and Gary, IN. A club in Detroit, Michigan is operating but is in default and breach of contract. Clubs in Mooresville, North Carolina, Greenville, South Carolina, Columbus, Ohio, Providence, Rhode Island, Palm Springs, Florida and New Haven, Connecticut are not yet operating.

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

Results of Operations

Three Months Ended September 30, 2015 (“the 2015 three-month period”) Compared to Three Months Ended September 30, 2014 (“the 2014 three-month period”).

Revenues:

Revenues increased to $250,466 for the 2015 three-month period from $225,393 for the 2014 three-month period.

Revenues from the New York Club increased six percent (6%) to $21,665 as compared to $20,384 for the 2015 and 2014 three-month periods, respectively.  Revenues from our Chicago nightclub decreased one percent (1%) to $44,475 for the 2015 three-month period from $44,936 from the 2014 three-month period, while revenues from our Baltimore club increased twelve percent (12%) to $40,379 for the 2015 three-month period from $36,073 for the 2014 three-month period and revenues from our New Orleans club remained the same at $30,000 for the 2015 and 2014 three-month period. Revenue from our Tampa club remained the same at $30,000 for the 2015 and 2014 three-month period. Revenue from our Scoreslive.com licensee decreased seventy-two percent (72%) to $2,551 for the 2015 three-month period from $9,000 for the 2014 three-month period. Revenues from our Atlantic City nightclub licensee remained the same at $30,000 for the 2015 and 2014 three-month period. Revenues from our Harvey Club increased one hundred percent (100%) to $15,000 as royalties commenced in the fourth quarter of 2014. Revenues from our Gary, Indiana Club increased one hundred percent (100%) to $8,000, as royalties commenced in the first quarter of 2015. Revenues from our Savannah Club remained the same at $15,000 for the 2015 and 2014 three-month period. Revenues from our Jacksonville Club increased fifty percent (50%) to $15,000 for the 2015 three-month period from $10,000 from the 2014 three-month period. Since our licenses are mostly structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level.

General and Administrative Expenses:

General and administrative expenses increased during the 2015 three-month period to $125,867 from $110,444 during the 2014 three-month period.  General and administrative expenses increased approximately by $15,423 from 2015 to 2014, which can be attributed mainly to the increase in management services of $22,500 through the management services agreement along with the decrease in legal fees.  Legal expenses attributable to ongoing litigation amounted to $16,580 for the three-month period ended September 30, 2015 and $30,038 for the three-month period ended September 30, 2014.

Provision for Income Taxes:

The provision for income taxes for the three month period is $76,566.

Net Income:

Our net income was $49,559 or $0.000 per share for the 2015 three-month period compared to net income of $114,611 or $0.001 per share for the 2014 three-month period. The decrease in net income for the 2015 three-month period from the 2014 three-month period was in part a result of the recording of the necessary tax accrual.

Net income per share data for both the 2015 three-month period and the 2014 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2015 (“the 2015 nine month period”) Compared to Nine Months Ended September 30, 2014 (“the 2014 nine-month period”).

Revenues:

Revenues increased to $864,733 for the 2015 nine-month period from $596,151 for the 2014 nine-month period.

Revenues from the New York Club decreased twenty-three percent (23%) to $60,937 as compared to $78,846 for the 2015 and 2014 nine-month periods, respectively.  Revenues from our Chicago nightclub increased eleven percent (11%) to $122,239 for the 2015 nine-month period from $110,250 for the 2014 nine-month period, while revenues from our Baltimore club increased two percent (2%) to $110,200 for the 2015 nine-month period from $108,415 for the 2014 nine-month period and revenues from our New Orleans club remained the same at $90,000 for the 2015 and 2014 nine-month period. Revenue from our Tampa club remained the same at $90,000 for 2015 and 2014 nine month periods. Revenue from our Scoreslive.com licensee decreased seventy-five percent (75%) to $8,461 for the 2015 nine-month period from $33,640 for the 2014 nine-month period. Revenues from our Atlantic City nightclub licensee increased fifty percent (50%) to $90,000 for the 2015 nine-month period from $60,000 for the 2014 nine-month period. Revenues from our Houston Club increased one hundred percent (100%) to $33,500 for the 2015 nine-month period, as royalties commenced in the fourth quarter of 2014. Revenues from our Harvey Club increased one hundred percent (100%) to $45,000 for the 2015 nine-month period, as royalties commenced in the fourth quarter 2014. Revenues from our Gary, Indiana Club increased one hundred percent (100%) to $16,000, for the 2015 nine-month period, as royalties commenced in the first quarter of 2015. Revenues from our Savannah Club increased five hundred sixty-seven percent (567%) to $100,000 for the 2015 nine-month period, from $15,000 for the 2014 nine-month period, as the Club has started to pay royalties including past due royalties. Revenues from our Jacksonville Club increased nine hundred percent (900%) to $100,000 for the 2015 nine-month period, from $10,000 for the 2014 nine-month period as the Club has started to pay royalties including past due royalties. Since our licenses are mostly structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level.

General and Administrative Expenses:

General and administrative expenses increased during the 2015 nine-month period to $442,758 from $344,778 during the 2014 nine-month period.  General and administrative expenses increased approximately by $97,980 from the 2014 nine-month period to the 2015 nine-month period, which increase can largely be attributed to the discretionary bonus to the management services of $90,000.   Legal expenses attributable to ongoing litigation amounted to $38,871 in the 2015 nine-month period, compared to $121,866 in the 2014 nine-month period.

Provision for Income Taxes:

The provision for income taxes is $76,566.

Net Income:

Our net income was $346,715 or $0.002 per share for the 2015 nine-month period compared to a net income of $347,275 or $0.002 per share for the 2014 nine-month period.   Net income per share data for both the 2015 nine-month period and the 2014 nine-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At September 30, 2015, we had $265,641 in cash and cash equivalents compared to $127,253 in cash and cash equivalents at December 31, 2014.

Operating Activities:

Net cash provided by operating activities for the nine months ended September 30, 2015 was $300,067 and net cash provided by operating activities for the nine months ended September 30, 2014 was $251,865. The net increase in cash for the nine months ended September 30, 2015 was $138,388 compared to a net increase in cash of $94,569 for the comparable 2014 period. The increase in cash is related to the collection of past due royalties received in April and May 2015.

Financing Activities:

As of September 30, 2015, we owed $7,500 in rent to our Westside Realty affiliate and $37,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of September 30, 2015 we had an accumulated deficit of $(5,561,285). As of September 30, 2015, we had total current assets of $964,703 and total current liabilities of $302,685 or working capital of $662,018. As of December 31, 2014, we had total current assets of $521,556 and total current liabilities of $206,252 or working capital of $315,304. The increase in the amount of working capital has been primarily attributable to the decrease in our related party payable.

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

On February 13, 2015 we, together with our subsidiary SLC, filed an action against Southeast Show Clubs, LLC and Michael Tomkovich in the SCNY. Defendants had utilized the “Scores” name and trademark in connection with their ownership and operation of adult entertainment clubs in Jacksonville and Palm Beach, Florida and in Savannah, Georgia. In this action we sought damages for breach of contract in the amount of $900,000 plus interest, damages due to defamation and tortious interference in connection with the use of the “Scores” trademark in the amount of $500,000, issuance of a permanent injunction prohibiting defendants from using the “Scores” name and trademark with respect to the adult entertainment clubs they operate in Jacksonville and Palm Beach, Florida and Savannah, Georgia and all websites controlled by defendants, and an accounting by defendants of all merchandise items sold by them containing the “Scores” trademark. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. The defendants also executed consents to the entry of a permanent injunction against them prohibiting their continued use of the name and trademark “Scores” at their clubs if either or both of the defendants default in their obligations under the settlement. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.” As of September 30, 2015 the defendants remain in compliance with this settlement.

On February 19, 2015 we, together with our subsidiary SLC, filed an action against Norm A Properties LLC in the SCNY. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Detroit, Michigan. In this action we sought damages for breach of contract in the amount of $110,000 plus interest, and the issuance of a permanent injunction prohibiting defendant from using the “Scores” name and trademark with respect to the Detroit club and all websites controlled by defendant. The defendant failed to appear and on August 31, 2015, the court entered a judgment (which order was amended on October 17, 2015), awarding a total of $117,646.92 to the Company. In addition, the court ordered defendant to render an accounting to the Company and enjoined the defendant from using the “Scores” name and trademarks. The Company is currently seeking to enforce the judgment in Detroit, Michigan.

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Effective July 24, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Funn House Productions LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in New Haven, Connecticut. The license is for a term of five years, with five successive five year renewal terms. The license agreement provides for fixed royalties at the rate of $5,000 per month for the first year of the agreement, increasing to $10,000 per month thereafter. As of September 30, 2015, this club is not yet operating.

Effective August 31, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Palm Springs Grill LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Palm Springs, Florida. The license is for a term of five years, with five successive five year renewal terms. The license agreement provides for a $20,000 initial fee for the first six months of operation of the night club (beginning on October 1st) and $40,000 as prepayment of a fixed royalty fee of $5,000 per month for April 1, 2016 through November 30, 2016. Thereafter, licensee will pay a fixed royalty of $5,000 per month until April 1, 2017, increasing to $10,000 per month thereafter. As of September 30, 2015, this club is not yet operating.

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

SCORES HOLDING COMPANY, INC.

Date: November 13, 2015	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)