Form 10-K
period 2015-12-31
SCORES HOLDING CO INC
filed 2016-03-31
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

On September 30, 2015, the last business day of the registrant’s most recently completed third fiscal quarter, 76,285,894 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $2,509,806, based on the last sale price of $0.0329 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2016, there were 165,186,144 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

ITEM 1. BUSINESS.

Overview

Scores Holding Company, Inc. was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. The Company adopted its current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. There are twenty such clubs currently operating under the Scores name, in New York City, New York, Atlantic City, New Jersey, Baltimore, Maryland, Chicago, Illinois, Tampa, Florida, New Orleans, Louisiana, Savannah, Georgia, Jacksonville, Florida, Houston, Texas, Harvey, Louisiana, Gary, Indiana, Mooresville, North Carolina, Greenville, South Carolina, Columbus, Ohio, Providence, Rhode Island, New Haven, Connecticut, Palm Springs, Florida and Queens, New York.

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

On January 27, 2009 (as further discussed below under “Nightclubs Currently Licensing our Scores Brand”), we terminated the MLA with EMS and EMS transferred to us all of the Licensing Rights and Royalty Rights. Since termination of the MLA, our intellectual property is licensed through its subsidiary, SLC, to the three remaining clubs that previously had been sublicensing our intellectual property from EMS, and, thus, as of January 27, 2009, we are receiving 100% of the royalty payments made by these clubs rather than the 50% we were entitled to under the MLA.

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

Throughout this report, we refer to each of Scores New York and Scores Atlantic City (as defined below) as our “affiliated club” because of the common ownership by Mr. Gans. All of our clubs, with the exception of Scores New York and Scores Atlantic City (see discussion below under “Nightclubs Currently Licensing our Scores Brand”), are referred to in this report as “non-affiliated clubs” or as “licensees” (or “sublicensees,” as applicable), a term that may include the formerly affiliated clubs or the New York Club or Scores Atlantic City when the context requires.

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

In May 2009, Stephen J. Sabbeth became our director of acquisitions and licensing.

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

In 2004, EMS licensed the use of the “Scores Baltimore” name to Club 2000 Eastern Avenue, Inc. for its nightclub in Baltimore, The license is for a term of five years, with five successive five year renewal terms.

In April 2007, EMS licensed the use of the “Scores New Orleans” name to Silver Bourbon, Inc. for a night club in New Orleans, Louisiana. The license is for a term of five years, with five successive five year renewal terms.

On January 27, 2009, we entered into a licensing agreement with IMO for the use of the Scores brand name “Scores New York.” IMO is owned in the majority by Robert M. Gans (72%) who is also our majority shareholder. In addition, Howard Rosenbluth, the Company’s Secretary, Treasurer and a Director, owns 2%. Royalties payable to us under this license agreement have been set at 3% of gross revenues of Scores New York. Scores New York commenced operations in May 2009 and has accounted for 7% of our total royalty revenue during 2015 and 13% of our total revenue during 2014. IMO owes the Company a royalty receivable of $144,698 and $59,935 as of December 31, 2015 and December 31, 2014, respectively.  The building occupied by IMO is the same as that of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”). The West 27th Street Building is owned by Westside Realty of New York (“WSR”), which is majority-owned by Robert M. Gans (80%). The Company also leases office space directly from WSR (see “Item 2. Properties” below).

On September 30, 2010, we entered into a licensing agreement with Tampa Food & Entertainment, Inc. for the use of the name “Scores Tampa.”  Upon signing the contract, we received a non-refundable fee.  The license is for a term of five years, with five successive five year renewal terms.

On December 26, 2012, we entered into a trademark license agreement with Norm A Properties LLC, granting it an exclusive license for the use of certain Scores trademarks in its night club/restaurant in Detroit, Michigan. The license is for a term of five years, with five successive five year renewal terms. During the first five years of the agreement, we are entitled to receive a fixed fee of $10,000 per month. We will be required to designate a portion of that fee for advertising Scores Detroit. Pursuant to the written agreement, we also granted the licensee a non-exclusive license to sell certain licensed products bearing our trademarks. See “Item 3. Legal Proceedings” for information regarding litigations involving this licensee.

Pursuant to an oral arrangement, in September 2013 we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. This oral arrangement was memorialized in a written license agreement between SLC and Star Light effective December 9, 2013. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014. The license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, SLC also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks, which Starlight will purchase from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer, majority shareholder and a director, is the majority owner (92%) of Star Light and Howard Rosenbluth, our Secretary, Treasurer and a director, owns 1%. Star Light owes the Company a royalty receivable of $130,000 and $60,000 as of December 31, 2015 and December 31, 2014, respectively. Star Light accounted for 10% royalty revenue in 2015 and 11% of royalty revenue in 2014.

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

On July 18, 2013 we entered into a trademark license agreement with Southeast Showclubs LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurants in Palm Beach, Florida, Jacksonville, Florida and Savannah, Georgia. The license is for a term of five years with five successive five year renewal terms. Since executing this agreement the licensee has not honored its terms and conditions and is in default. On November 24, 2014 a claim against them was begun to collect royalties due in the amount of $147,000.00 and to terminate the agreement. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.” As of December 31, 2015, the defendants remain in compliance with this settlement. As discussed in our Notes to the Consolidated Financial Statements, because of the tenuous nature of the gentlemen’s club industry in general and the resulting financial instability of this licensee in particular, the Company has implemented a policy of recognizing revenue for this specific entity as it is received rather than when it is earned.

On April 20, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with High Five Management Inc., granting it an exclusive, non-transferable license for the use of certain Scores Presents trademarks in its night club/restaurant in Greenville, South Carolina. The license is for a term of five years, with five successive five year renewal terms. Pursuant to the agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks

On June 17, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Dick S. Shappy, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Providence, Rhode Island. The license is for a term of five years, with two successive five year renewal terms Pursuant to the agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. As of December 31, 2015, this club is not yet operating.

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

On November 10, 2015, we (through our subsidiary SLC) entered into a trademark license agreement with CJ NYC Inc., granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Queens, New York. The license is for a term of five years, with five successive five year renewal terms. As of December 31, 2015, this club has not commenced operations.

Scoreslive.com

On January 24, 2006, we entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” Our agreement with AYA provides for royalty payments to be made directly to us at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. The license continues for as long as the website is operational. Scoreslive.com piloted in January 2007. The Company began accruing royalties under the Scoreslive.com license in the second quarter of 2012. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc. (“SMG”), a newly formed New York corporation whose majority owner (80%) is Robert M. Gans. The Scoreslive.com license accounted for 1% and 5% of our total revenues in 2015 and 2014, respectively. The Company is owed $122,109 and $111,279 in unpaid royalties and expenses as of December 31, 2015 and December 31, 2014, respectively.

Competition

The adult nightclub entertainment business is highly competitive with respect to price, service, location and professionalism of its entertainment. Sublicensed clubs will compete with many locally-owned adult nightclubs. It is our belief, however, that only a few of these nightclubs have names that enjoy recognition and status equal to the Scores brand. For example, there are approximately 25 adult entertainment cabaret night clubs within the five boroughs of New York City; approximately six upscale located in the borough of Manhattan. We believe only three (Rick’s Cabaret, Hustler and Penthouse) provide the most competitive adult entertainment experience to that of our brand and our New York affiliate. Other localities where our “Scores” brand is licensed have similar competitive environments. Penthouse is a related-party competitor due to the common control and ownership by our President and Chief Executive Officer, Robert M. Gans, who owns 83% of Penthouse.

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

Employees

As of January 1, 2016 we have three employees.

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

"Cabaret" Licenses

Although not a requirement, our licensees typically request a cabaret license in connection with the operation of their nightclubs. Cabaret licenses are not a requirement in all states; however, some states mandate that such licenses be obtained prior to the operation of an adult nightclub. For example, one of our formerly affiliated clubs was granted a cabaret license for a nightclub by the City of New York’s Department of Consumer Affairs (the "DCA"). We believe our licensees comply with all regulatory laws regarding cabaret or an adult entertainment license; however, there is no assurance that any of their licenses will remain effective or that they could be assigned or transferred if necessary. If one or more of our licensees failed to maintain a required license, this could have a material or adverse effect on our cash flow and profitability.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of July 1, 2008, WSR, the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location. Since April 1, 2009, the monthly rent, which includes overhead cost, has been $2,500. Robert M. Gans, the Company’s President, Chief Executive Officer, and majority shareholder, is the majority owner (80%) of WSR. The Company owed WSR $0 and $0 in unpaid rents as of December 31, 2015 and December 31, 2014, respectively.

ITEM 3. LEGAL PROCEEDINGS.

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

On February 13, 2015 we, together with our subsidiary SLC, filed an action against Southeast Show Clubs, LLC and Michael Tomkovich in the Supreme Court of the State of New York for the County of New York. Defendants had utilized the “Scores” name and trademark in connection with their ownership and operation of adult entertainment clubs in Jacksonville and Palm Beach, Florida and in Savannah, Georgia. In this action we sought damages for breach of contract in the amount of $900,000 plus interest, damages due to defamation and tortious interference in connection with the use of the “Scores” trademark in the amount of $500,000, issuance of a permanent injunction prohibiting defendants from using the “Scores” name and trademark with respect to the adult entertainment clubs they operate in Jacksonville and Palm Beach, Florida and Savannah, Georgia and all websites controlled by defendants, and an accounting by defendants of all merchandise items sold by them containing the “Scores” trademark. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. The defendants also executed consents to the entry of a permanent injunction against them prohibiting their continued use of the name and trademark “Scores” at their clubs if either or both of the defendants default in their obligations under the settlement. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.” As of December 31, 2015 the defendants remain in compliance with this settlement.

On February 19, 2015 we, together with our subsidiary SLC, filed an action against Norm A Properties LLC in the Supreme Court of the State of New York for the County of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of and adult entertainment club in Detroit, Michigan. In this action we sought damages for breach of contract in the amount of $110,000 plus interest, and the issuance of a permanent injunction prohibiting defendant from using the “Scores” name and trademark with respect to the Detroit club and all websites controlled by defendant. The defendant failed to appear and on August 31, 2015, the court entered a judgment in favor of the Company (which order was amended on October 17, 2015), awarding a total of $117,646.92 to the Company. In addition, the court ordered defendant to render an accounting to the Company and enjoined the defendant from using the “Scores” name and trademarks. In attempting to enforce the judgment in Detroit, Michigan, the Company discovered that Norm A Properties LLC was a shell company and that Scores Detroit had been operated by another company, Scores Detroit, Inc. The Company, upon information and belief that Mr. Magid Mike Dabish was the sole owner of both Scores Detroit, Inc. and Norm A. Properties, filed a civil action in the SDNY on or about February 16, 2016 against Mr. Dabish and Scores Detroit, Inc. demanding $170,000 in damages for breach of contract, plus compensatory and punitive damages, in connection with the operation of Scores Detroit for 17 months. The complaint in the SDNY alleges that Mr. Dabish treated all company finances as his own, and used the corporate structures to defraud Scores holding.

On March 14, 2016 three individuals purporting to be adult entertainers who performed at Scores New York commenced a lawsuit in the SDNY on behalf of themselves and a putative collective and class. The defendants in the action, in addition to us, include IMO, Robert Gans and Mark Yackow. The lawsuit alleges violation of federal and state wage and hour laws, including, inter alia, failure to pay minimum wage, overtime, spread of hours, uniform violations, and failure to provide wage notices and statements, arising from an alleged misclassification of the plaintiffs as independent contractors. We believe these claims are without merit and we intend to vigorously contest this lawsuit.

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

Quarter Ended	High Bid	Low Bid
March 31, 2014	.05	.028
June 30, 2014	.069	.031
September 30, 2014	.06	.02
December 31, 2014	.04	.01
March 31, 2015	.025	.0119
June 30, 2015	.0276	.0151
September 30, 2015	.05	.013
December 31, 2015	.039	.015

Holders

As of March 14, 2016, there were 578 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2015.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

For the year ended December 31, 2015 (the “2015 period”) compared to the year ended December 31, 2014 (the “2014 period”).

Revenues:

Revenues increased to $1,181,564 for the 2015 period from $835,240 for the 2014 period. This increase was primarily due to the launching of four new clubs and 2 clubs paying royalties in arrears. Our licenses are structured such that we receive a percentage of revenues from our licensees, or a flat monthly rate.

Operating Expenses:

Operating expenses for the 2015 period and the 2014 period were $1,050,196 and $481,178 respectively. These expenses were for recording a reserve for bad debt and directly related to the maintenance of the corporate entity and regulatory filing of periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”). To comply with the requirements of the Sarbanes-Oxley Act, we expect these regulatory costs to increase in future years. Virtually all of the 63% increase in operating expenses can be attributed to our business development, legal costs and other executive administrative costs that changed during the 2015 period from the 2014 period, and are expected to increase in future periods due to the expansion of our brand into emerging markets.

Provision for Income Taxes:

The provision for income taxes relates primarily to average assets and capital which were not impacted by net operating losses.

Net Income per share:

Our net income for the 2015 year end was $83,837 or $.001 per share versus a net income of $450,148 or $.003 per share for the 2014 year end. During the 2015 period, we increased our royalty revenue by $346,324. Our net income decreased in 2015 by $366,311, primarily due to an increase in fees payable under the management services agreement, payroll related to the new clubs opening and recording a reserve for bad debt. This change from the 2015 period to the 2014 period is based on net income available to common shareholders divided by the weighted average of the common shares outstanding.

Liquidity and Capital Resources

At December 31, 2015, we had $515,994 in cash and cash equivalents compared to $127,253 in cash and cash equivalents at December 31, 2014.

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

Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2015 we had an accumulated deficit of $(5,824,162). As of December 31, 2015, we had total current assets of $807,550 and total current liabilities of $387,909 or working capital of $419,641. As of December 31, 2014, we had total current assets of $521,556 and total current liabilities of $206,252 or working capital of $315,304. The decrease in the amount of negative working capital has been primarily attributable to the decrease in our related party payable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2015 and 2014 are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

As previously reported in our Current Report on Form 8-K dated January 7, 2016 (the “January 2016 Form 8-K”), effective on that date our Board of Directors notified Liggett, Vogt & Webb, P.A. (“Liggett”) that it was dismissing Liggett as our independent registered public accounting firm.

Liggett’s report on our financial statements for either of the two most recent fiscal years ended December 31, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report for the year ended December 31, 2013 on our financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During our two most recent fiscal years ended December 31, 2014 and 2013 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Liggett on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of Liggett, would have caused Liggett to make reference to the subject matter of the disagreement(s) in connection with its report.

During our two most recent fiscal years ended December 31, 2014 and 2013 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

Also as reported in the January 2016 Form 8-K, on January 7, 2016 our Board of Directors engaged RBSM LLP (“RBSM”) as our principal independent registered public accounting firm. During our two most recent fiscal years ended December 31, 2014 and 2013 and in the subsequent interim period through the date of appointment, we have not consulted with RBSM regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has RBSM provided to us a written report or oral advice that RBSM concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with RBSM regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Based on this evaluation, management concluded that, as of December 31, 2015 our internal controls over financial reporting were effective, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

(c)  Changes in Internal Control over Financial Reporting . There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of March 21, 2015, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve until the next annual meeting of the Board of Directors, until their successors are elected or appointed and qualified, or until their prior resignation or removal.

Name	Positions Held	Age	Date of Election or Appointment as Director
Robert M. Gans	President, Chief Executive Officer and Director	73	August 6, 2010
Martin Gans	Director	80	June 23, 2009
Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	69	April 21, 2009
Stephen J. Sabbeth	Director of Acquisitions and Licensing	68	N/A

The following is a brief account of the business experience during the past five years or more of our directors and executive officers.

Robert M. Gans . Mr. Gans became President, Chief Executive Officer and director on August 6, 2010. For the past forty three years Robert M. Gans has owned and operated companies in the building materials business, as well as gentlemen’s clubs, restaurants, and several commercial and residential real estate properties.  Mr. Gans has either been the President, Managing Member, or sole owner of all of the companies in which he has been involved, including The Executive Club LLC, a company operating in the Gentlemen’s Club industry. None of the companies was or is a public company.  The Board concluded that Mr. Gans should serve as a director of the Company because of his extensive experience in the management and operation of gentlemen’s clubs.

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

Stephen J. Sabbeth. Mr. Sabbeth has served as a consultant to us as our Director of Acquisitions and Licensing since May, 2009. His services to us have included leading the expansion of our licensing efforts throughout the U.S. and the Caribbean. As well, he assisted us in initiating and implementing gift card and guest loyalty systems for our licensees (which services he also provided to other entities in the hospitality industry). Over the past 9 years Mr. Sabbeth has provided management, marketing and administrative consulting services to various organizations requiring assistance from a seasoned and experienced professional. His clients principally have consisted of businesses involved in the restaurant, nightclub, adult entertainment, website, lumber and building supplies and intellectual property rights industries. Mr. Sabbeth has assisted his consulting clients with the creation and organization of Human Resource departments and ancillary employment related manuals and documentation. In addition, he has analyzed industry trends and customer preferences in the adult entertainment industry and assisted his clients in determining how best to allocate marketing and advertising resources. Mr. Sabbeth attended Hofstra University.

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

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during 2015 and Forms 5 and amendments thereto received by the Company with respect to 2015 and any written representations from certain reporting persons that no Form 5 is required, none of our directors, executive officers, or greater than 10% stockholders failed to file a required report on Form 3, Form 4 or Form 5 during the fiscal year ended December 31, 2015, except that Stephen J. Sabbeth, our Director of Acquisitions and Licensing, did not file a Form 3 upon becoming an executive officer during 2015.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

Code of Ethics

Due to the scope of our current operations, as of December 31, 2015, we have not adopted a code of ethics for financial executives, which include our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2015 and 2014 to (i) all individuals that served as our chief executive officer and our chief financial officer or acted in similar capacities for us at any time during the fiscal years ended December 31, 2015 and 2014 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2015 and 2014 that received annual compensation during such fiscal years in excess of $100,000 (collectively, the “named executive officers”).

Summary Compensation Table

						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and			Bonus	Awards	Awards	Compensation	Earnings	Compensation
Principal Position	Year	Salary ($)	($)	($)	($)	($)	($)	($)	Total ($)
Robert M. Gans,	2015	0	180,000	0	0	0	0	0	180,000
Chief Executive Officer	2014	0	0	0	0	0	0	0	0

Howard Rosenbluth,	2015	0	0	0	0	0	0	0	0
Chief Financial Officer	2014	0	0	0	0	0	0	0	0

Stephen J. Sabbeth	2015	0	0	0	0	0	0	130,000	130,000
Director of Acquisitions and Licensing

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

Effective January 1, 2013, we entered into a management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to us, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, we pay Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice.  Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc. Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears.  In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof).  The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan.  The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof). The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $0 and $0 in unpaid management services as of December 31, 2015 and December 31, 2014, respectively.

In December 2015, the Company accrued $180,000 bonus to Robert Gans which was paid in February 2016.

Mr. Sabbeth’s compensation of $130,000 per year represents consulting fees. Mr. Sabbeth became an executive officer during 2015.

Outstanding Equity Awards at 2015 Fiscal Year-End

As of the year ended December 31, 2015, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal years ended December 31, 2015 and 2014 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors. The following table shows compensation earned by each of our non-officer directors for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Gans	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 21, 2016 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse. The addresses for our executive officers and directors are c/o Scores Holding Company, Inc., 533-535 West 27 th Street, New York, NY 10001.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Robert M. Gans (2)	Common Stock	88,900,230	(2)	53.8%

Howard Rosenbluth	Common Stock	-0-		0.0%

Martin Gans	Common Stock	-0-		0.0%

Stephen J. Sabbeth	Common Stock	2,000	(3)	*

All directors and executive officers as a group (4 persons)	Common Stock	88,902,230	(2)	53.8%

Mitchell’s East LLC (2) 617 Eleventh Avenue New York, NY 10036	Common Stock	88,900,230	(2)	53.8%

Estate of William Osher (4) 2955 Shell Road Brooklyn, NY	Common Stock	13,886,059	(2)	8.4%

*	Less than 1%.

(1)	Based upon 165,186,144 shares of Common Stock issued and outstanding as at March 14, 2016.

(2)	Robert M. Gans is the sole owner of Mitchell’s East LLC. The principal business address of Mr. Gans is 617 Eleventh Avenue, New York, NY 10036. Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the Stock Purchase Agreement whereby Mr. Gans purchased any rights of H. Osher to such shares.

(3)	Mr. Sabbeth owns these shares directly.

(4)	William Osher passed away in August, 2007. H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner is Robert M. Gans (80%), who is also the majority shareholder and chief executive officer of the Company. The Company is owed $122,109 and $111,279 in unpaid royalties and expenses as of December 31, 2015 and December 31, 2014, respectively.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of December 31, 2015 and 2014, the settlement receivable is $0 and $23,781, respectively.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of December 31, 2015 and 2014, this promissory note balance is $0 and $34,844, respectively.

In connection with the settlement receivable discussed above relating to the settlement of the Sari Diaz, et. al. litigation, Robert M. Gans, the Company’s President, Chief Executive Officer, majority shareholder and a director, advanced $560,151 to settle the litigation and fund the $30,000 loan to Mr. Goldring. As of December 31, 2015 and 2014 $0 and $28,654, respectively, is outstanding.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans, the Company’s President, Chief Executive Officer, majority shareholder and a director, is the majority owner (72%) of IMO and Howard Rosenbluth, the Company’s Secretary, Treasurer, and a director, owns 2% of IMO.  IMO owed the Company a royalty receivable of $144,698 and $59,935 as of December 31, 2015 and December 31, 2014, respectively.  IMO paid for various years of administrative costs related to accounting, business development, insurance and legal services for the Company, which a portion thereof in the amount of $6,275 remained a payable to this related party as of December 31, 2013, and of which $0 remained payable as of December 31, 2014.  The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR is Robert M. Gans (80%).  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $0 and $0 in unpaid rents as of December 31, 2015 and December 31, 2014, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company pays Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc. Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears.  In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof).  The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan.  The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof). The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $0 and $0 in unpaid management services as of December 31, 2015 and December 31, 2014, respectively.

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer, majority shareholder and a director, is the majority owner (92%) of StarLight and Howard Rosenbluth, our Secretary, Treasurer and a director, owns 1%. Star Light accounted for 10% and 11% of royalty revenue in 2015 and 2014, respectively.

The total amounts due to the various related parties as of December 31, 2015 and December 31, 2014 was $180,000 and $0 respectively and the total amounts due to the Company from the various related parties as of December 31, 2015 and December 31, 2014 was $396,807 and $231,214, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

On January 7, 2016, the Company engaged RBSM LLP as our independent registered public accounting firm. The aggregate fees billed to us by Liggett & Webb P.A., our prior independent registered public accounting firm and RBSM LLP, our current registered accounting firm, for services rendered during the fiscal years ended December 31, 2015 and 2014 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2015	Fiscal year ended December 31, 2014
Audit Fees (1)	$30,000	$30,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	$5,700	3,000
All Other Fees (4)	—	—
Total Fees	$35,700	$33,000

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of annual consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Exhibits.

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No		SEC Report Reference Number	Description

3.1		3(i)	Certificate of Incorporation of Scores Holding Company, Inc. (1)

3.2		3(ii)	By-Laws of Scores Holding Company, Inc. (2)

10.1		10.20	Stock Option Agreement dated October 22, 2002 between the Registrant and Richard Goldring (3)

10.2		10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc. (4)
10.3		10.1	Transfer Agreement by and among the Registrant, 333 East 60th Street Inc. (“333”) and Entertainment Management Services, Inc. (“EMS”) dated as of December 9, 2008 (5)

10.4		10.2	Cancellation Agreement by and among the Registrant and EMS dated as of January 27, 2009 (5)

10.5		10.3	Assignment and Assumption Agreement by and among the Registrant, 333 and EMS dated as of January 27, 2009 (5)

10.6		10.47	License Agreement, dated January 27, 2009, between the Registrant and I.M. Operating LLC (6)

10.7	**	10.4	Form of Director and Officer Indemnification Agreement (7)

10.8		10.15	Stock Purchase Agreement, dated January 27, 2009, among Elliot Osher, Harvey Osher, Richard Goldring and Mitchell’s East LLC (1)

10.9		10.18	Management Services Agreement, effective January 1, 2013, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc. (1)
10.10		10.4	Amendment to Management Services Agreement, effective January 1, 2015, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc. (9)

10.11		10.1	License Agreement between Scores Holding Company, Inc. and Scores Licensing Corp. (8)

10.12		10.2	Trademark License Agreement between Scores Licensing Corp. and Star Light Events LLC (8)
21	*		List of Subsidiaries

31.1	*		Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*		Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*		XBRL INSTANCE DOCUMENT
101.SCH	*		XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	*		XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	*		XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	*		TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	*		XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith.

**Indicates management contract or compensatory plan or arrangement.

(1)	Filed with the Securities and Exchange Commission on November 14, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on April 4, 1997 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 1996, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on April 23, 2003 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on May 17, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on February 2, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 2, 2009, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on April 15, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on August 13, 2010 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 5, 2010, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on December 27, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on May 12, 2015 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2016	SCORES HOLDING COMPANY, INC.

	By:	/s/Robert M. Gans
Robert M. Gans
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	Chief Executive Officer (Principal Executive Officer), Director	March 30, 2016
Robert M. Gans

/s/ Howard Rosenbluth	Chief Financial Officer (Principal Financial Officer), Director	March 30, 2016
Howard Rosenbluth

/s/ Martin Gans	Director	March 30, 2016
Martin Gans

PART IV – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Scores Holding Company, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. and subsidiary as of December 31, 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015, and the results of its operations and cash flows for the year ended December 31, 2015 in conformity with generally accepted accounting principles in the United States.

/s/ RBSM LLP
Certified Public Accountants

New York, New York

March 29, 2016

F - 1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Scores Holding Company, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. and subsidiary as of December 31, 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014, and the results of its operations and cash flows for each of the year ended December 31, 2014 in conformity with generally accepted accounting principles in the United States.

/s/ Liggett & Webb, P.A.
Certified Public Accountants

New York, New York

March 23, 2015

F - 2

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$515,994	$127,253
Trade receivables - including affiliates, net	280,119	324,410
Prepaid expenses	11,437	11,268
Loan receivable	-	34,844
Settlement receivable	-	23,781

Total Current Assets	807,550	521,556

TOTAL ASSETS	$807,550	$521,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$255,509	$105,254
Security deposit payable	35,000	37,500
Note payable related party	-	34,844
Accrued income tax payable	49,400	-
Deferred revenue	48,000	-
Settlement payable due to related party	-	28,654

Total Current Liabilities	387,909	206,252

Deferred revenue	20,500	-

TOTAL LIABILITIES	408,409	206,252

Commitments and Contingencies (Note 10)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(5,824,162)	(5,907,999)

Total stockholders' Equity	399,141	315,304

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$807,550	$521,556

See notes to the consolidated financial statements.

F - 3

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

REVENUES

Royalty Revenue	$1,180,064	$835,240
Initiation Fee	1,500	-

Total Revenue	1,181,564	835,240

EXPENSES

General and Administrative Expenses	1,050,196	481,178

INCOME FROM OPERATIONS	131,368	354,062

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	1,869	(1,075)
Settlement	-	97,161

TOTAL OTHER INCOME/(EXPENSE)	1,869	96,086

NET INCOME BEFORE INCOME TAXES	133,237	450,148

PROVISION FOR INCOME TAXES	49,400	-

NET INCOME	$83,837	$450,148

NET INCOME PER SHARE-Basic and Diluted	.001	0.003

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the consolidated financial statements.

F - 4

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$83,837	$450,148

Adjustments to reconcile net income to net cash provided by operating activities:
Reserve for bad debt	266,807	-

Changes in assets and liabilities:
Licensee receivable	(222,516)	(135,422)
Prepaid expenses	(169)	(51)
Security deposit payable	(2,500)	27,500
Accounts payable and accrued expenses	150,255	(25,206)
Accrued income tax payable	49,400	-
Deferred revenue	68,500	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	393,614	316,969

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	-	(143,775)
Settlement receivable	23,781	138,608
Loan receivable	34,844	(1,696)
Settlement payable	(28,654)	(189,071)
Loan payable	(34,844)	1,696

NET CASH USED IN FINANCING ACTIVITIES	(4,873)	(194,238)

NET INCREASE IN CASH	388,741	122,731
Cash and cash equivalents - beginning of year	127,253	4,522
Cash and cash equivalents - end of year	$515,994	$127,253

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,418	$15,839
Cash paid for income taxes	$1,276	$1,239

See notes to condensed consolidated financial statements.

F - 5

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2015 and 2014

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2013	165,186,124	$165,186	$6,058,117	$(6,358,147)	$(134,844)

Common stock adjusted for rounding	20	-	-	-	-

Net Income	-	-	-	450,148	450,148

Balance as of December 31, 2014	165,186,144	165,186	6,058,117	(5,907,999)	315,304

Net Income	-	-	-	83,837	83,837

Balance as of December 31, 2015	165,186,144	$165,186	$6,058,117	$(5,824,162)	$399,141

See the notes to the consolidated financial statements.

F - 6

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

Fair Value of Financial Instruments

The carrying value of cash and accrued expenses, if applicable, approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value.

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

Licensee receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts had a balance of $266,807 and $-0- for the December 31, 2015 and 2014 periods. In reviewing any delinquent royalty or note receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.

F - 7

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

There were no stock options or warrants issued during the years ended December 31, 2015 and 2014, hence the Company has recorded no compensation expense. If the Company were to issue equity rights for compensation, then the Company would recognize compensation expense under Topic 718 over the requisite service period using the Black-Scholes model for equity rights granted.

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

The Company has net operating loss carryforwards of approximately $4,920,000, which expire in the years 2020 through 2028. The related deferred tax asset of approximately $400,000 has been offset by a valuation allowance. The Company’s net operating loss carryforwards have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years. During 2015, we determined the Company has lost cumulatively $1,780,000 of deferred tax assets attributed to net operating loss carryforwards due to the change in ownership in 2001. The final Section 382 limitation evaluation resulted in a $1,250,000 decrease of the deferred tax asset being recorded in 2015. Approximately $130,000 of the net operating loss carryforward deferred tax asset was utilized against current earnings. The remaining $400,000 of deferred tax assets can only be utilized up to $30,000 per year through 2028.

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$400,000	$1,850,000
Allowance for doubtful accounts	118,000	-
Less valuation allowance	(518,000)	(1,850,000)
Net deferred tax asset	$-	$-

F - 8

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2015 and 2014, as a result of the following:

	2015	2014
Tax (benefit) at statutory rate	$46,000	$153,000
State and local taxes	14,000	46,000

Permanent differences	-	-

Change in valuation allowance	(10,600)	(199,000)
Tax due	$49,400	$-

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2015 and 2014, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Concentration of Credit Risk

The Company earns predominately royalty revenues from 16 licensees.

With regards to 2015, concentrations of sales from 7 licensees range from 10% to 14%, totaling 77%. There are receivables from 4 licensees ranging from 12% to 26% totaling 84%. Included in these amounts for 2015 are sales from 1 licensee considered a related party representing 10% of sales. There are receivables from 3 licensees that are considered related parties of 22%, 24% and 26%.

With regards to 2014, concentrations of sales from 6 licensees range from 11% to 18% totaling 88%. There were receivables from 3 licensees ranging from 18% to 34% totaling 71%. Included in these amounts for 2014 were 2 licensees considered related parties, representing 11% and 13% of sales. There were receivables from 3 licensees that are considered related parties of 18%, 18% and 34%.

F - 9

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

Note 3.  Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $122,109 and $111,279 in unpaid royalties and expenses as of December 31, 2015 and December 31, 2014, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $144,698 and $59,935 as of December 31, 2015 and December 31, 2014, respectively.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $0 and $0 in unpaid rents as of December 31, 2015 and December 31, 2014, respectively.

F - 10

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015 the agreement was amended increasing the annual fee to $90,000. In addition Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $0 and $0 in unpaid management services as of December 31, 2015 and December 31, 2014, respectively.

In December 2015, the Company accrued a $180,000 bonus to Robert Gans which was paid in February 2016.

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $130,000 and $60,000 as of December 31, 2015 and December 31, 2014, respectively.

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

The total amounts due to the various related parties as of December 31, 2015 and December 31, 2014 was $180,000 and $0 respectively and the total amounts due to the Company from the various related parties as of December 31, 2015 and December 31, 2014 was $396,807 and $231,214, respectively.

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

F - 11

The Company believes that the carrying amount of the “Scores” trademark exceeds its fair or net present value as of December 31, 2015 and 2014.

Note 5.  Licensees

The Company has 20 license agreements which were obtained between 2003 and 2015; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO”, Tampa Food and Entertainment Inc., Norm A Properties, LLC, Swan Media Group, Inc. (formerly AYA International, Inc.), South East Clubs (which includes Savannah and Jacksonville), Starlight Events LLC known as “Scores Atlantic City”, Scores Licensing Corp known as “SLC”, Houston KP LLC, Parallax Management Corporation known as “Scores Gary”, Manhattan Fashion, L.L.C. known as “Scores Harvey”, TWDDD, Inc. known as “Scores Mooresville”, Greenville, South Carolina; Columbus, Ohio; Providence, Rhode Island; New Haven, Connecticut, Palm Springs, Florida and Queens, New York. See Note 10 for litigation relating to a few of these clubs.

“IMO’s” members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 7% and 13% of our royalty revenues for the years 2015 and 2014, respectively. Mr. Gans is also the majority owner (80%) of Swan Media Group, Inc., which accounted for 1% and 5% of our royalty revenues for the years 2015 and 2014. Mr. Gans is also the majority owner (92.165%) of Scores Atlantic City, which accounted for 10% and 11% of our royalty revenues for the years 2015 and 2014.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of December 31, 2015 and 2014, the settlement receivable is $0 and $23,781, respectively.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of December 31, 2015 and 2014, this promissory note balance is $0 and $34,844, respectively.

F - 12

Note 7.  Deferred Revenue

License agreements sometimes include Initiation/Inception Fees. These fees are recorded as deferred revenue and amortizing over the life of the agreements, usually five years.

Note 8.  Settlement/Note Payable

As discussed in Note 6 regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of December 31, 2015 and 2014 $0 and $28,654, respectively is outstanding.

Note 9.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2015 is comprised of accrued payroll and taxes of $189,742, professional fees of $22,050, legal fees of $20,192, filing fees of $2,452, marketing and advertising fees of $6,900 and miscellaneous accruals and payables of $5,000. Accounts payable and accrued expenses as of December 31, 2014 is comprised of professional fees of $24,000, legal fees of $60,254, filing fees of $4,499, marketing fees of $6,500 and miscellaneous accruals and payables of $5,000.

Note 10.  Commitments and Contingencies

The Company records $7,500 a month as overhead and management services due to Metropolitan Lumber Hardware Building Supplies, Inc. for services rendered by the management of the Company. Mr. Gans is the sole owner of Metropolitan Lumber Hardware Building Supplies, Inc.

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

On February 13, 2015 we, together with our subsidiary SLC, filed an action against Southeast Show Clubs, LLC and Michael Tomkovich in the Supreme Court of the State of New York for the County of New York. Defendants had utilized the “Scores” name and trademark in connection with their ownership and operation of adult entertainment clubs in Jacksonville and Palm Beach, Florida and in Savannah, Georgia. In this action we sought damages for breach of contract in the amount of $900,000 plus interest, damages due to defamation and tortuous interference in connection with the use of the “Scores” trademark in the amount of $500,000, issuance of a permanent injunction prohibiting defendants from using the “Scores” name and trademark with respect to the adult entertainment clubs they operate in Jacksonville and Palm Beach, Florida and Savannah, Georgia and all websites controlled by defendants, and an accounting by defendants of all merchandise items sold by them containing the “Scores” trademark. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. The defendants also executed consents to the entry of a permanent injunction against them prohibiting their continued use of the name and trademark “Scores” at their clubs if either or both of the defendants default in their obligations under the settlement. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.” As of December 31, 2015 the defendants remain in compliance with this settlement.

F - 13

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

Note 11.  SUBSEQUENT EVENTS

On March 14, 2016 three individuals purporting to be adult entertainers who performed at Scores New York commenced a lawsuit in the SDNY on behalf of themselves and a putative collective and class. The defendants in the action, in addition to us, include IMO, Robert Gans and Mark Yackow. The lawsuit alleges violation of federal and state wage and hour laws, including, inter alia, failure to pay minimum wage, overtime, spread of hours, uniform violations, and failure to provide wage notices and statements, arising from an alleged misclassification of the plaintiffs as independent contractors. We believe these claims are without merit and we intend to vigorously contest this lawsuit.

F - 14