Form 10-Q
period 2016-03-31
SCORES HOLDING CO INC
filed 2016-05-12
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

As of May 6, 2016 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$375,466	$515,994
Trade receivables - including affiliates, net of allowance of
$396,807 and $266,807, respectively	126,797	280,119
Prepaid expenses	30,429	11,437

Total Current Assets	532,692	807,550

TOTAL ASSETS	$532,692	$807,550

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$67,974	$255,509
Security deposit payable	35,000	35,000
Related party payable	30,000	-
Accrued income tax payable	-	49,400
Deferred revenue	70,000	48,000

Total Current Liabilities	202,974	387,909

Deferred revenue	36,167	20,500

TOTAL LIABILITIES	239,141	408,409

Commitments and Contingencies (Note 9)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 sharesauthorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(5,929,752)	(5,824,162)

Total stockholders' Equity	293,551	399,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$532,692	$807,550

See notes to the condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

REVENUES

Royalty Revenue	$236,738	$221,988
Initiation Fee	2,333	-

Total Revenue	239,071	221,988

EXPENSES

General and Administrative Expenses	335,263	191,626

INCOME(LOSS) FROM OPERATIONS	(96,192)	30,362

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(187)	(157)

TOTAL OTHER INCOME/(EXPENSE)	(187)	(157)

NET INCOME(LOSS) BEFORE INCOME TAXES	(96,379)	30,205

INCOME TAXES	9,211	-

NET INCOME(LOSS)	$(105,590)	$30,205

NET INCOME(LOSS) PER SHARE-Basic and Diluted	(0.001)	0.000

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(105,590)	$30,205

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reserve for bad debts	130,000	-

Changes in assets and liabilities:
Licensee receivable	23,322	15,976
Prepaid expenses	(18,992)	2,123
Security deposit payable	-	2,500
Accounts payable and accrued expenses	(187,535)	(17,013)
Accrued income tax payable	(49,400)	-
Deferred revenue	37,667	-

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(170,528)	33,791

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	30,000	15,000
Settlement receivable	-	23,781
Loan receivable	-	11,527
Settlement payable	-	(23,751)
Loan payable	-	(11,527)

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	15,030

NET INCREASE/(DECREASE) IN CASH	(140,528)	48,821
Cash and cash equivalents - beginning of year	515,994	127,253
Cash and cash equivalents - end of year	$375,466	$176,074

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$187	$127
Cash paid for income taxes	$58,611	$1,225

See notes to the condensed consolidated financial statements.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

BASIS OF PRESENTATION

Scores Holding Company, Inc. and subsidiary (the “Company”) is a Utah corporation, formed in September 1981 and located in New York, NY. Originally incorporated as Adonis Energy, Inc., the Company adopted its current name in July 2002. The Company is a licensing company that utilizes the “SCORES” name and trademark for licensing options.

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements of the Company include the accounts of Scores Licensing Corp. (“SLC”).

Our condensed consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiary.  Certain prior period amounts have been reclassified to conform to the current period presentation. Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2016.

Note 2. Summary of Significant Accounting Principles

Concentration of Credit Risk

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company earns predominately royalty revenues and to a lesser extent merchandise sales from 21 licensees.

With regards to 2016, concentrations of sales from 4 licensees range from 13% to 16%, totaling 55%. There are receivables from 4 licensees ranging from 13% to 28% totaling 89%. Included in these amounts for 2016 are sales from 0 licensee considered a related party. There are receivables from these 3 licensees that are considered related parties of 23%, 25% and 28%, all which have been reserved.

With regards to 2015, concentrations of sales from 6 licensees range from 10% to 15%, totaling 82%. There are receivables from 4 licensees ranging from 10% to 37% totaling 85%. Included in these amounts for 2015 are sales from 1 licensee considered a related party representing 14% of sales. There are receivables from these 3 licensees that are considered related parties of 13%, 25% and 37%.

Revenue recognition

The Company records revenues earned as royalties under its license agreements as they are earned over the term of the license agreements. The terms of the royalties earned under these license agreements vary from a flat monthly fee to a percentage of the revenues of the licensee on a monthly basis. If a license agreement is terminated, then the remaining unearned balance of the deferred revenues are recorded as earned if applicable.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income per Share

Net income per share data for both the three-month periods ending March 31, 2016 and 2015 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  As of March 31, 2016, there are no outstanding stock equivalents.

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

New Accounting Pronouncements

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-forprofit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $122,109 in unpaid royalties and expenses as of March 31, 2016 and December 31, 2015, which has been fully reserved.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $144,698 as of March 31, 2016 and December 31, 2015, respectively, which has been fully reserved.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. The Company owed WSR $7,500 and $0 in unpaid rents as of March 31, 2016 and December 31, 2015.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015 the agreement was amended increasing the annual fee to $90,000. In addition Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $22,500 and $0 in unpaid management services as of March 31, 2016 and December 31, 2015, respectively.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In December 2015, the Company accrued $180,000 bonus to Robert Gans which was paid in February 2016.

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $130,000 as of March 31, 2016 and December 31, 2015, which has been fully reserved.

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

The total amounts due to the various related parties as of March 31, 2016 and December 31, 2015 was $30,000 and $180,000 respectively and the total amounts due to the Company from the various related parties as of March 31, 2016 and December 31, 2015 was $396,807, which has been fully reserved.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Intangible Assets

Trademark

In connection with the acquisition of Scores Licensing Company (“SLC”) as discussed above, the Company acquired the trademark to the name "SCORES". This trademark had a gross recorded value at December 31, 2008 of $878,318 which had been increased for the purchase from SLC for $250,000. This trademark has been registered in the United States, Canada, Mexico, Costa Rica, Dominican Republic and the European Community. The trademark has been completely amortized by straight line method over an estimated useful life of ten years. The Company's trademark having an infinite useful life by its definition is being amortized over ten years due to the difficult New York legal environment for which the related showcase adult club is operating. As of December 31, 2011 the cost of the trademark has been fully amortized.

The Company believes that the carrying amount of the “Scores” trademark exceeds its fair or net present value as of March 31, 2016 and December 31, 2015.

Note 5. Licensees

The Company has 26 license agreements which were obtained between 2003 and 2016; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc., I.M Operating LLC known as “IMO”, Tampa Food and Entertainment Inc., Norm A Properties, LLC, Swan Media Group, Inc. (formerly AYA International, Inc.), South East Clubs (which includes Savannah and Jacksonville), Starlight Events LLC known as “Scores Atlantic City”, Scores Licensing Corp known as “SLC”, Houston KP LLC, Parallax Management Corporation known as “Scores Gary”, Manhattan Fashion, L.L.C. known as “Scores Harvey”, TWDDD, Inc. known as “Scores Mooresville”, Greenville, South Carolina; Columbus, Ohio; Providence, Rhode Island; New Haven, Connecticut, Palm Springs, Florida, Queens, New York, Mideast Mountain Communications, Inc., Cary Golf and Travel Inc., 5111 Genesee St Inc., Mustang Sally’s Spirit and Grill, and Bonkers Space Coast, Inc. See Note 10 for litigation relating to a few of these clubs.

“IMO’s” members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 0% and 8% of our royalty revenues for the three months ended March 31, 2016 and 2015, respectively. Mr. Gans is also the majority owner (80%) of Swan Media Group, Inc., which accounted for 0% and 2% of our royalty revenues for the three months ended March 31, 2016 and 2015, respectively. Mr. Gans is also the majority owner (92.165%) of Scores Atlantic City, which accounted for 0% and 14% of our royalty revenues for the three months ended March 31, 2016 and 2015, respectively.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of March 31, 2016 and December 31, 2015, the settlement receivable is $0 and $0 respectively.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of March 31, 2016 and December 31, 2015, this promissory note balance is $0 and $0, respectively.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Deferred Revenue

License agreements sometimes include Initiation/Inception Fees. These fees are recorded as deferred revenue and amortized over the life of the agreements, usually five years.

Note 8. Settlement/Note Payable

As discussed in Note 6 regarding the settlement receivable it should be noted that Mr. Gans (the Company’s Chief Executive Officer and majority stockholder) advanced $560,151 to settle the Sari Diaz et. al. litigation and fund the $30,000 loan to Mr. Goldring. As of March 31, 2016 and December 31, 2015 this note payable balance is $0 and $0, respectively is outstanding.

Note 9. Commitments and Contingencies

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 13, 2015 we, together with our subsidiary SLC, filed an action against Southeast Show Clubs, LLC and Michael Tomkovich in the Supreme Court of the State of New York for the County of New York. Defendants had utilized the “Scores” name and trademark in connection with their ownership and operation of adult entertainment clubs in Jacksonville and Palm Beach, Florida and in Savannah, Georgia. In this action we sought damages for breach of contract in the amount of $900,000 plus interest, damages due to defamation and tortuous interference in connection with the use of the “Scores” trademark in the amount of $500,000, issuance of a permanent injunction prohibiting defendants from using the “Scores” name and trademark with respect to the adult entertainment clubs they operate in Jacksonville and Palm Beach, Florida and Savannah, Georgia and all websites controlled by defendants, and an accounting by defendants of all merchandise items sold by them containing the “Scores” trademark. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. The defendants also executed consents to the entry of a permanent injunction against them prohibiting their continued use of the name and trademark “Scores” at their clubs if either or both of the defendants default in their obligations under the settlement. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.” As of March 31, 2016 the defendants remain in compliance with this settlement.

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

Note 10. SUBSEQUENT EVENTS

On April 3, 2016, fifty (50) individuals purporting to be professional models and/or actresses, filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans (collectively, “Defendants”), alleging images of the plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants.  The lawsuit further alleges that the unauthorized use of these images created, among other things, the false impression that these individuals either worked at, or endorsed, one or more of such clubs.  The lawsuit asserts causes of action under Section 43 of the Lanham Act, 28 U.S.C. § 1125(a)(1), premised on a theory of false endorsement and/or association; New York Civil Rights Law §§ 50-51; New York’s Deceptive Trade Practices Act, New York General Business Law § 349; defamation; as well as various common law torts, namely negligence, conversion, unjust enrichment and quantum meruit.  The lawsuit seeks unspecified compensatory damages, punitive damages, as well as attorneys’ fees and costs.  The lawsuit also seeks an injunction permanently enjoining the use of the individuals’ images to promote, via any medium, any of the clubs.  Given that this lawsuit is in its preliminary stages, it is not possible at this juncture to ascertain the likelihood of an unfavorable outcome.  However, the Defendants, including the Company, intend to vigorously defend themselves against the claims asserted against them in this lawsuit.

Management evaluated subsequent events through the date of this filing and determined that no additional events have occurred that would require adjustment to or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are nineteen such clubs currently operating under the Scores name, in New York, New York; Atlantic City, New Jersey; Baltimore, Maryland; Chicago, Illinois; Tampa, Florida; New Orleans, Louisiana; Savannah, Georgia; Jacksonville, Florida; Houston, Texas; Harvey, Louisiana, Gary, Indiana; Mooresville, North Carolina; Greenville, South Carolina; Columbus, Ohio; New Haven, Connecticut; Queens, New York; Denver, Colorado; Palm Springs, Florida; and Raleigh, North Carolina. A club in Detroit, Michigan is no longer operating and is in default and breach of contract. (See the Notes to the Condensed Financial Statements, Note 9 for more information.) Clubs in Providence, Rhode Island; Buffalo, New York; Tonawanda, New York; and Wisconsin are not yet operating.

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

Results of Operations

Three Months Ended March 31, 2016 (“the 2016 three-month period”) Compared to Three Months Ended March 31, 2015 (“the 2015 three-month period”).

Revenues:

Revenues increased to $239,071 for the 2016 three-month period from $221,988 for the 2015 three-month period.  This increase was primarily due to the launching of new clubs and 2 clubs paying royalties in arrears. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level or structured with a flat monthly rate.

General and Administrative Expenses:

General and administrative expenses increased during the 2016 three-month period to $335,263 from $191,626 during the 2015 three-month period.  General and administrative expenses increased approximately by $143,637 from 2016 to 2015, which can be attributed to the increase in taxes, payroll and an accounts receivable allowance. Legal expenses attributable to ongoing litigation amounted to $24,891 for the three-month period ended March 31, 2016 and $14,405 for the three-month period ended March 31, 2015.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income (Loss):

Our net loss was $105,590 or ($.001) per share for the 2016 three-month period as compared to net income of $30,205 or $.000 per share for the 2015 three-month period. The decrease in net income for the 2016 three-month period from the 2015 three-month period was in part a result of increased general and administrative expenses discussed above.

Net income per share data for both the 2016 three-month period and the 2015 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At March 31, 2016, we had $375,466 in cash and cash equivalents compared to $515,994 in cash and cash equivalents at December 31, 2015.

Operating Activities:

Net cash used in operating activities for the three months ended March 31, 2016 was ($170,528) and net cash provided by operating activities for the three months ended March 31, 2015 was $33,791. The decrease in cash is related to the payment of accrued bonus.

Financing Activities:

As of March 31, 2016, we owed $7,500 in rent to our Westside Realty affiliate and $22,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of March 31, 2016 we had an accumulated deficit of $(5,929,752). As of March 31, 2016, we had total current assets of $532,692 and total current liabilities of $202,974 or working capital of $329,718. As of December 31, 2015, we had total current assets of $807,550 and total current liabilities of $387,909 or working capital of $419,641. The decrease in the amount of working capital has been primarily attributable to the increase in taxes, payroll and an accounts receivable allowance.

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

On or about March 7, 2014, Kiana Love, a former entertainer and masseuse at The Penthouse Executive Club and Scores New York, both located in New York, NY, filed a civil lawsuit in the Uniited States District Court for the Southern District of New York (the “SDNY”) against us, The Executive Club, LLC, Go West Entertainment, Inc., Scores Entertainment, Inc., Entertainment Management Services, Inc., 333 East 60th Street., Inc., I.M. Operating, LLC, Richard Goldring, Elliot Osher, Robert Gans and Mark Yackow (collectively “Defendants”), alleging, for the time during which she performed as a masseuse, violations of the state and federal wage and hour laws, including the New York Labor Law and Fair Labor Standards Act, based upon allegations of failure to pay minimum wage, uniform related expenses, and allegations of improper wage deductions and tip misappropriation as well as record keeping violations. The lawsuit further alleged that at all material times Defendants were employers of Ms. Love, the plaintiff, while she performed massage services at Scores New York as well as The Penthouse Executive Club.  The lawsuit sought unspecified compensatory damages for plaintiff’s alleged loss of past wages and reimbursement of allegedly unlawful deductions. Without any party admitting liability, the parties settled the referenced litigation for approximately $21,403.65. The settlement was approved by the Court on April 13, 2015 and the case has been marked closed.

On February 13, 2015 we, together with our subsidiary SLC, filed an action against Southeast Show Clubs, LLC and Michael Tomkovich in the Supreme Court of the State of New York for the County of New York. Defendants had utilized the “Scores” name and trademark in connection with their ownership and operation of adult entertainment clubs in Jacksonville and Palm Beach, Florida and in Savannah, Georgia. In this action we sought damages for breach of contract in the amount of $900,000 plus interest, damages due to defamation and tortious interference in connection with the use of the “Scores” trademark in the amount of $500,000, issuance of a permanent injunction prohibiting defendants from using the “Scores” name and trademark with respect to the adult entertainment clubs they operate in Jacksonville and Palm Beach, Florida and Savannah, Georgia and all websites controlled by defendants, and an accounting by defendants of all merchandise items sold by them containing the “Scores” trademark. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. The defendants also executed consents to the entry of a permanent injunction against them prohibiting their continued use of the name and trademark “Scores” at their clubs if either or both of the defendants default in their obligations under the settlement. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.” As of March 31, 2016 the defendants remain in compliance with this settlement.

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

On April 3, 2016, fifty (50) individuals purporting to be professional models and/or actresses, filed a civil suit in the SDNY against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans (collectively, “Defendants”), alleging images of the plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants.  The lawsuit further alleges that the unauthorized use of these images created, among other things, the false impression that these individuals either worked at, or endorsed, one or more of such clubs.  The lawsuit asserts causes of action under Section 43 of the Lanham Act, 28 U.S.C. § 1125(a)(1), premised on a theory of false endorsement and/or association; New York Civil Rights Law §§ 50-51; New York’s Deceptive Trade Practices Act, New York General Business Law § 349; defamation; as well as various common law torts, namely negligence, conversion, unjust enrichment and quantum meruit.  The lawsuit seeks unspecified compensatory damages, punitive damages, as well as attorneys’ fees and costs.  The lawsuit also seeks an injunction permanently enjoining the use of the individuals’ images to promote, via any medium, any of the clubs.  Given that this lawsuit is in its preliminary stages, it is not possible at this juncture to ascertain the likelihood of an unfavorable outcome.  However, the Defendants, including the Company, intend to vigorously defend themselves against the claims asserted against them in this lawsuit.

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

Not applicable

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

SCORES HOLDING COMPANY, INC.

Date: May 12, 2016	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)