Form 10-Q
period 2016-06-30
SCORES HOLDING CO INC
filed 2016-08-02
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

As of August 1, 2016 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$8,532	$515,994
Trade receivables - including affiliates, net of allowance of $396,807 and $266,807, respectively	130,709	280,119
Prepaid expenses	48,549	11,437

Total Current Assets	187,790	807,550

TOTAL ASSETS	$187,790	$807,550

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$76,506	$255,509
Accrued expenses, related	27,670	-
Security deposit payable	35,000	35,000
Accrued income tax payable	-	49,400
Deferred revenue	52,000	48,000

Total Current Liabilities	191,176	387,909

Deferred revenue	41,167	20,500

TOTAL LIABILITIES	232,343	408,409

Commitments and Contingencies (Note 7)	-	-

STOCKHOLDERS' EQUITY /(DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	5,783,117	6,058,117
Accumulated deficit	(5,992,856)	(5,824,162)

Total stockholders' Equity/(Deficit)	(44,553)	399,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$187,790	$807,550

See notes to the condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES

Royalty Revenue	$242,606	$392,279	479,344	$614,267
Initiation Fee	3,000	-	5,333	-

Total Revenue	245,606	392,279	484,677	614,267

EXPENSES

General and Administrative Expenses	308,421	125,266	643,684	316,891

INCOME(LOSS) FROM OPERATIONS	(62,815)	267,013	(159,007)	297,376

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(161)	(63)	(348)	(220)

TOTAL OTHER INCOME/(EXPENSE)	(161)	(63)	(348)	(220)

NET INCOME(LOSS) BEFORE INCOME TAXES	(62,976)	266,950	(159,355)	297,156

INCOME TAXES	128	-	9,339	-

NET INCOME(LOSS)	$(63,104)	$266,950	(168,694)	$297,156

NET INCOME(LOSS) PER SHARE-Basic and Diluted	(0.000)	0.002	(0.001)	0.002

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144	165,186,144	165,186,144

See notes to the condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(168,694)	$297,156

Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Reserve for bad debts	130,000	-

Changes in assets and liabilities:
Licensee receivable	19,410	(144,430)
Prepaid expenses	(37,112)	(16,825)
Security deposit payable	-	12,500
Accounts payable and accrued expenses	(179,003)	737
Accrued expenses, related party	27,670
Accrued income tax payable	(49,400)	-
Deferred revenue	24,667	-

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(232,462)	149,138

CASH FLOW FROM INVESTING ACTIVITIES:
Advances to related party	(275,000)	-

NET CASH FLOW USED IN INVESTING ACTIVITIES	(275,000)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	-	15,000
Settlement receivable	-	23,781
Loan receivable	-	34,844
Settlement payable	-	(28,654)
Loan payable	-	(34,844)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10,127

NET INCREASE/(DECREASE) IN CASH	(507,462)	159,265
Cash and cash equivalents - beginning of year	515,994	127,253
Cash and cash equivalents - end of year	$8,532	$286,518

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$348	$952
Cash paid for income taxes	$58,739	$1,225

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2016.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Summary of Significant Accounting Principles

Going Concern

As of June 30, 2016 the Company has cumulative losses totaling $(5,992,856) and negative working capital of $(3,386). The Company had a net loss of $(168,694) for the six months ended June 30, 2016. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earns predominately royalty revenues and to a lesser extent merchandise sales from 26 licensees.

With regards to 2016, concentrations of sales from 5 licensees range from 12% to 16%, totaling 67%. There are receivables from 4 licensees ranging from 18% to 28% totaling 93%. Included in these amounts for 2016 are sales from 0 licensee considered a related party. There are receivables from the 3 licensees that are considered related parties of 23%, 25% and 27%, all which have been reserved.

With regards to 2015, concentrations of sales from 7 licensees range from 10% to 14%, totaling 82%. There are receivables from 3 licensees ranging from 15% to 25% totaling 61%. Included in these amounts for 2015 are sales from 1 licensee considered a related party representing 10% of sales. There are receivables from the 3 licensees that are considered related parties of 15%, 21% and 25%.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income per Share

Net income per share data for both the six-month periods ending June 30, 2016 and 2015 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  As of June 30, 2016, there are no outstanding stock equivalents.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In January 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 01 Recognition and Measurement of Financial Assets and Financial Liabilities“intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing GAAP by requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities. Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU permits early adoption of the own credit provision (referenced above). Additionally, it permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers ( Topic 606 ): identifying Performance Obligations and Licensing “ .The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update2014-09 by one year. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $122,109 in unpaid royalties and expenses as of June 30, 2016 and December 31, 2015, which has been fully reserved.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $144,698 as of June 30, 2016 and December 31, 2015, which has been fully reserved.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $0 and $0 in unpaid rents as of June 30, 2016 and December 31, 2015, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015 the agreement was amended increasing the annual fee to $90,000. In addition Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $0 and $0 in unpaid management services as of June 30, 2016 and December 31, 2015, respectively.

The Company has accrued expenses of $27,670 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owes $27,670 and $0 as of June 30, 2016 and December 31, 2015, respectively.

During the quarter, the Company has made advances to Starlin LLC and Metropolitan Lumber, Hardware & Building Supplies, Inc. as short term loans totaling $275,000. It should be noted both of the loans were repaid on July 29, 2016. Both of these entities are under the common control of Mr. Robert Gans, our President and Chief Executive Officer.  At June 30, 2016 amounts due from these related parties amounted to $225,000 and $50,000, respectively. The Company accounted for and presented the advances due from related parties as a reduction of stockholders' equity in accordance with the guidance of ASC 505-10-45. It is possible that these advances by the Company to related parties could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. However, the Company has not made a determination as of the date hereof if the advances resulted in a violation of that provision. If, however, it is determined these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In December 2015, the Company accrued a $180,000 bonus to Robert Gans which was paid in February 2016.

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $130,000 as of June 30, 2016 and December 31, 2015, which has been fully reserved.

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

The total amounts due to the various related parties as of June 30, 2016 and December 31, 2015 was $27,670 and $180,000 respectively and the total amounts due to the Company from the various related parties as of June 30, 2016 and December 31, 2015 was $671,807 and $396,807, respectively of which $396,807 has been reserved.

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

The Company believes that the carrying amount of the “Scores” trademark exceeds its fair or net present value as of June 30, 2016 and December 31, 2015.

Note 5. Licensees

The Company has 26 license agreements which were obtained between 2003 and 2016; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc. known as “Scores New Orleans”, I.M Operating LLC known as “Scores New York”, Tampa Food and Entertainment Inc. known as “Scores Tampa”, Norm A Properties, LLC known as “Scores Detroit”, Swan Media Group, Inc. (formerly AYA International, Inc.) known as “Scores Live”, South East Clubs, LLC (which includes “Scores Savannah” and “Scores Jacksonville”), Starlight Events LLC known as “Scores Atlantic City”, Scores Licensing Corp known as “SLC”, Houston KP LLC known as “Scores Houston”, Parallax Management Corporation known as “Scores Gary”, Manhattan Fashions, LLC known as “Scores Harvey”, TWDDD, Inc. known as “Scores Mooresville”, High Five Management Inc. known as “Scores Greenville”, CG Consulting LLC known as “Scores Columbus”, Dick Shappy known as “Scores Providence”, Funn House Productions LLC known as “Scores New Haven”, Palm Springs Grill LLC known as “Scores Palm Springs”, CJ NYC Inc, known as “Scores Queens”, Mideast Mountain Communications, Inc. known as “Scores Denver”, Cary Golf & Travel Inc. known as “Scores Raleigh”, 5111 Genesee St Inc. known as “Scores Tiffany Buffalo”, Mustang Sally’s Spirits and Grill, Inc. known as “Scores Tonawanda Buffalo”, Bonkers Space Coast, Inc. known as “Scores Green Bay” and NEW 4125 LLC known as “Scores Phoenix”. See Note 10 for litigation relating to a few of these clubs.

“IMO’s” members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 0% and 8% of our royalty revenues for the six months ended June 30, 2016 and 2015, respectively. Mr. Gans is also the majority owner (80%) of Swan Media Group, Inc., which accounted for 0% and 1% of our royalty revenues for the six months ended June 30, 2016 and 2015, respectively. Mr. Gans is also the majority owner (92.165%) of Scores Atlantic City, which accounted for 0% and 8% of our royalty revenues for the three months ended June 30, 2016 and 2015, respectively.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Deferred Revenue

License agreements sometimes include Initiation/Inception Fees. These fees are recorded as deferred revenue and amortized over the life of the agreements, usually five years.

Note 7. Commitments and Contingencies

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 13, 2015 we, together with our subsidiary SLC, filed an action against Southeast Show Clubs, LLC and Michael Tomkovich in the Supreme Court of the State of New York for the County of New York. Defendants had utilized the “Scores” name and trademark in connection with their ownership and operation of adult entertainment clubs in Jacksonville and Palm Beach, Florida and in Savannah, Georgia. In this action we sought damages for breach of contract in the amount of $900,000 plus interest, damages due to defamation and tortuous interference in connection with the use of the “Scores” trademark in the amount of $500,000, issuance of a permanent injunction prohibiting defendants from using the “Scores” name and trademark with respect to the adult entertainment clubs they operate in Jacksonville and Palm Beach, Florida and Savannah, Georgia and all websites controlled by defendants, and an accounting by defendants of all merchandise items sold by them containing the “Scores” trademark. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. The defendants also executed consents to the entry of a permanent injunction against them prohibiting their continued use of the name and trademark “Scores” at their clubs if either or both of the defendants default in their obligations under the settlement. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.” As of June 30, 2016 the defendants remain in compliance with this settlement and have fully repaid the settlement.

On February 19, 2015 we, together with our subsidiary SLC, filed an action against Norm A Properties LLC in the Supreme Court of the State of New York for the County of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of and adult entertainment club in Detroit, Michigan. In this action we sought damages for breach of contract in the amount of $110,000 plus interest, and the issuance of a permanent injunction prohibiting defendant from using the “Scores” name and trademark with respect to the Detroit club and all websites controlled by defendant. The defendant failed to appear and on August 31, 2015, the court entered a judgment in favor of the Company (which order was amended on October 17, 2015), awarding a total of $117,646.92 to the Company. In addition, the court ordered defendant to render an accounting to the Company and enjoined the defendant from using the “Scores” name and trademarks. The Company is currently seeking to enforce the judgment in Detroit, Michigan. On June 29, 2016 the court transferred the case to the United States District Court for the Eastern District of Michigan for further proceedings.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are twenty-one such clubs currently operating under the Scores name, in New York, New York; Atlantic City, New Jersey; Baltimore, Maryland; Chicago, Illinois; Tampa, Florida; New Orleans, Louisiana; Savannah, Georgia; Jacksonville, Florida; Houston, Texas; Harvey, Louisiana; Gary, Indiana; Mooresville, North Carolina; Greenville, South Carolina; Columbus, Ohio; Queens, New York; Denver, Colorado; Palm Springs, Florida; and Raleigh, North Carolina; Providence, Rhode Island; Buffalo, New York and Tonawanda, New York. A club in Detroit, Michigan is no longer operating and is in default and breach of contract. (See the Notes to the Condensed Financial Statements - Note 9 for more information.) Clubs in Phoenix Arizona; New Haven, Connecticut; and Manitowoc, Wisconsin are not yet operating.

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

Results of Operations

Three Months Ended June 30, 2016 (“the 2016 three-month period”) Compared to Three Months Ended June 30, 2015 (“the 2015 three-month period”).

Revenues:

Revenues decreased to $245,606 for the 2016 three-month period from $392,279 for the 2015 three-month period.

This decrease was primarily due to clubs not paying royalties. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level or structured with a flat monthly rate.

General and Administrative Expenses:

General and administrative expenses increased during the 2016 three-month period to $308,421 from $125,466 during the 2015 three-month period.  General and administrative expenses increased approximately by $183,155 from 2016 to 2015, which can be attributed to the increase in taxes, payroll and an accounts receivable allowance. Legal expenses attributable to ongoing litigation amounted to $51,305 for the three-month period ended June 30, 2016 and $7,886 for the three-month period ended June 30, 2015.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income(Loss):

Our net loss was ($63,104) or ($.000) per share for the 2016 three-month period as compared to net income of $266,950 or $.002 per share for the 2015 three-month period. The decrease in net income for the 2016 three-month period from the 2015 three-month period was in part a result of increased general and administrative expenses discussed above.

Net income per share data for both the 2016 three-month period and the 2015 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Six Months Ended June 30, 2016 (“the 2016 six-month period”) Compared to Six Months Ended June 30, 2015 (“the 2015 six-month period”).

Revenues:

Revenues decreased to $484,677 for the 2016 six-month period from $614,267 for the 2015 six-month period.

This decrease was primarily due to clubs not paying royalties. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level or structured with a flat monthly rate.

General and Administrative Expenses:

General and administrative expenses increased during the 2016 six-month period to $643,684 from $316,891 during the 2015 six-month period.  General and administrative expenses increased approximately by $326,793 from 2016 to 2015, which can be attributed to the increase in taxes, payroll and an accounts receivable allowance. Legal expenses attributable to ongoing litigation amounted to $76,286 for the six-month period ended June 30, 2016 and $22,291 for the six-month period ended June 30, 2015.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income(Loss):

Our net loss was ($168,694) or ($.001) per share for the 2016 six-month period as compared to net income of $297,156 or $.002 per share for the 2015 six-month period. The decrease in net income for the 2016 six-month period from the 2015 six-month period was in part a result of increased general and administrative expenses discussed above.

Net income per share data for both the 2016 six-month period and the 2015 six-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At June 30, 2016, we had $8,532 in cash and cash equivalents compared to $515,994 in cash and cash equivalents at December 31, 2015.

Operating Activities:

Net cash used in operating activities for the six months ended June 30, 2016 was ($232,462) and net cash provided by operating activities for the six months ended June 30, 2015 was $149,138. The decrease in cash is related to the payment of accrued bonus, reserve of bad debt and a loan.

Financing Activities:

As of June 30, 2016, we owed $0 in rent to our Westside Realty affiliate and $0 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of June 30, 2016, we had total current assets of $187,790 and total current liabilities of $191,176 or negative working capital of $3,386. As of December 31, 2015, we had total current assets of $807,550 and total current liabilities of $387,909 or working capital of $419,641. The decrease in the amount of working capital has been primarily attributable to the increase in taxes, payroll and an accounts receivable allowance.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On February 13, 2015 we, together with our subsidiary SLC, filed an action against Southeast Show Clubs, LLC and Michael Tomkovich in the Supreme Court of the State of New York for the County of New York. Defendants had utilized the “Scores” name and trademark in connection with their ownership and operation of adult entertainment clubs in Jacksonville and Palm Beach, Florida and in Savannah, Georgia. In this action we sought damages for breach of contract in the amount of $900,000 plus interest, damages due to defamation and tortious interference in connection with the use of the “Scores” trademark in the amount of $500,000, issuance of a permanent injunction prohibiting defendants from using the “Scores” name and trademark with respect to the adult entertainment clubs they operate in Jacksonville and Palm Beach, Florida and Savannah, Georgia and all websites controlled by defendants, and an accounting by defendants of all merchandise items sold by them containing the “Scores” trademark. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. The defendants also executed consents to the entry of a permanent injunction against them prohibiting their continued use of the name and trademark “Scores” at their clubs if either or both of the defendants default in their obligations under the settlement. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.” As of June 30, 2016 the defendants remain in compliance with this settlement and have fully repaid the settlement.

On February 19, 2015 we, together with our subsidiary SLC, filed an action against Norm A Properties LLC in the Supreme Court of the State of New York for the County of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of and adult entertainment club in Detroit, Michigan. In this action we sought damages for breach of contract in the amount of $110,000 plus interest, and the issuance of a permanent injunction prohibiting defendant from using the “Scores” name and trademark with respect to the Detroit club and all websites controlled by defendant. The defendant failed to appear and on August 31, 2015, the court entered a judgment in favor of the Company (which order was amended on October 17, 2015), awarding a total of $117,646.92 to the Company. In addition, the court ordered defendant to render an accounting to the Company and enjoined the defendant from using the “Scores” name and trademarks. The Company is currently seeking to enforce the judgment in Detroit, Michigan. On June 29, 2016 the court transferred the case to the United States District Court for the Eastern District of Michigan for further proceedings .

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable

Item 6.  Exhibits.

Exhibit No.	Description
31.1	*Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	*Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	±Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	±Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	*XBRL Instance Document
101.SCH	*XBRL Taxonomy Schema Document
101.CAL	*XBRL Taxonomy Calculation Linkbase Document
101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
±	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Date: August 2, 2016	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 2, 2016	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

