Form 10-Q
period 2016-09-30
SCORES HOLDING CO INC
filed 2016-11-10
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

As of November 7, 2016 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

3

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$232,155	$515,994
Trade receivables - including affiliates, net of allowance of $396,807 and $266,807, respectively	151,489	280,119
Prepaid expenses	22,461	11,437

Total Current Assets	406,105	807,550

TOTAL ASSETS	$406,105	$807,550

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$42,189	$255,509
Accrued expenses, related	54,446	-
Security deposit payable	45,000	35,000
Accrued income tax payable	-	49,400
Deferred revenue	20,958	48,000

Total Current Liabilities	162,593	387,909

Deferred revenue	35,542	20,500

TOTAL LIABILITIES	198,135	408,409

Commitments and Contingencies (Note 7)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,015,333)	(5,824,162)

Total stockholders' Equity	207,970	399,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$406,105	$807,550

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES

Royalty Revenue	$266,625	$250,466	745,969	$864,733
Initiation Fee	11,667	-	17,000	-

Total Revenue	278,292	250,466	762,969	864,733

EXPENSES

General and Administrative Expenses	300,631	125,867	944,315	442,758

INCOME(LOSS) FROM OPERATIONS	(22,339)	124,599	(181,346)	421,975

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(138)	1,526	(486)	1,306

TOTAL OTHER INCOME/(EXPENSE)	(138)	1,526	(486)	1,306

NET INCOME(LOSS) BEFORE INCOME TAXES	(22,477)	126,125	(181,832)	423,281

PROVISION FOR INCOME TAXES	-	76,566	-	76,566
INCOME TAXES	-	-	9,339	-

NET INCOME(LOSS)	$(22,477)	$49,559	(191,171)	$346,715

NET INCOME(LOSS) PER SHARE-Basic and Diluted	(0.000)	0.000	(0.001)	0.002

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(191,171)	$346,715

Adjustments to reconcile net income(loss) to net cash provided by (used) in operating activities:
Reserve for bad debts	130,000	-

Changes in assets and liabilities:
Licensee receivable	(1,370)	(153,081)
Prepaid expenses	(11,024)	(8,497)
Security deposit payable	10,000	37,500
Accounts payable and accrued expenses	(213,320)	(59,136)
Accrued expenses, related party	54,446	76,566
Accrued income tax payable	(49,400)	-
Deferred revenue	(12,000)	60,000
Related party advance		-

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(283,839)	300,067

CASH FLOW FROM INVESTING ACTIVITES:
Advances to related party	(275,000)	-
Repayment of advances to related party	275,000	-
Loan receivable, affiliate	-	(201,806)

NET CASH USED IN INVESTING ACTIVITIES	-	(201,806)

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	-	45,000
Settlement receivable	-	23,781
Loan receivable	-	34,844
Settlement payable	-	(28,654)
Loan payable	-	(34,844)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	40,127

NET INCREASE/(DECREASE) IN CASH	(283,839)	138,388
Cash and cash equivalents - beginning of year	515,994	127,253
Cash and cash equivalents - end of year	$232,155	$265,641

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$348	$1,232
Cash paid for income taxes	$58,739	$1,276

See notes to the unaudited condensed consolidated financial statements.

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2016.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Summary of Significant Accounting Principles

Going Concern

As of September 30, 2016 the Company has cumulative losses totaling $(6,015,333) and working capital of $243,512. The Company had a net loss of $(191,171) for the nine months ended September 30, 2016. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earns predominately royalty revenues and to a lesser extent merchandise sale from 26 licensees.

With regards to 2016, concentrations of sales from 5 licensees range from 10% to 16%, totaling 64%. There are receivables from 4 licensees ranging from 21% to 27% totaling 94%. Included in these amounts for 2016 are sales from 0 licensee considered a related party. There are receivables from these 3 licensees that are considered related parties of 22%, 24% and 27%, most of which has been reserved.

With regards to 2015, concentrations of sales from 7 licensees range from 10% to 14%, totaling 81%. There are receivables from 4 licensees ranging from 8% to 25% totaling 79%. Included in these amounts for 2015 are sales from 1 licensee considered a related party representing 10% of sales. There are receivables from these 3 licensees that are considered related parties of 21%, 25% and 25%.

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

Income per Share

Net income per share data for both the nine-month periods ending September 30, 2016 and 2015 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  As of September 30, 2016, there are no outstanding stock equivalents.

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

New Accounting Pronouncements

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In January 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 01 Recognition and Measurement of Financial Assets and Financial Liabilities” intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing GAAP by requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities. Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The ASU permits early adoption of the own credit provision (referenced above). Additionally, it permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606.

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

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $122,109 in unpaid royalties and expenses as of September 30, 2016 and December 31, 2015, which has been fully reserved.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $146,240 as of September 30, 2016 and December 31, 2015, of which all but $1,542 has been fully reserved.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $0 and $0 in unpaid rents as of September 30, 2016 and December 31, 2015, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015 the agreement was amended increasing the annual fee to $90,000. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $0 and $0 in unpaid management services as of September 30, 2016 and December 31, 2015, respectively.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has accrued expenses of $54,446 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owes $54,446 and $0 as of September 30, 2016 and December 31, 2015, respectively.

During the 2nd quarter, the Company had made advances to Starlin LLC and Metropolitan Lumber, Hardware & Building Supplies, Inc. as short term loans. It should be noted both of the loans were repaid on July 29, 2016. Both of these entities are under the common control of Mr. Robert Gans, our President and Chief Executive Officer.  At September 30, 2016 amounts due from these related parties amounted to $0 and $0, respectively. The Company accounted for and presented the advances due from related parties as a reduction of stockholders' equity in accordance with the guidance of ASC 505-10-45. It is possible that these advances by the Company to related parties could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. However, the Company has not made a determination as of the date hereof if the advances resulted in a violation of that provision. If, however, it is determined these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results.

In December 2015, the Company accrued a $180,000 bonus to Robert Gans which was paid in February 2016.

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $130,000 as of September 30, 2016 and December 31, 2015, which has been fully reserved. Starlight is currently closed and looking for a new location in the same area.

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

The total amounts due to the various related parties as of September 30, 2016 and December 31, 2015 was $54,446 and $180,000 respectively and the total amounts due to the Company from the various related parties as of September 30, 2016 and December 31, 2015 was $398,349 and $396,807 respectively. The Company has reserved $396,807 and $266,807 as of September 30, 2016 and December 31, 2015, respectively.

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

The Company believes that the carrying amount of the “Scores” trademark exceeds its fair or net present value as of September 30, 2016 and December 31, 2015.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Licensees

The Company has 25 license agreements which were obtained between 2003 and 2016; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc. known as “Scores New Orleans”, I.M Operating LLC known as “Scores New York”, Tampa Food and Entertainment Inc. known as “Scores Tampa”, Norm A Properties, LLC known as “Scores Detroit”, Swan Media Group, Inc. (formerly AYA International, Inc.) known as “Scores Live”, South East Clubs, LLC (which includes “Scores Savannah” and “Scores Jacksonville”), Starlight Events LLC known as “Scores Atlantic City”, Scores Licensing Corp known as “SLC”, Houston KP LLC known as “Scores Houston”, Parallax Management Corporation known as “Scores Gary”, Manhattan Fashions, LLC known as “Scores Harvey”, TWDDD, Inc. known as “Scores Mooresville”, High Five Management Inc. known as “Scores Greenville”, CG Consulting LLC known as “Scores Columbus”, Dick Shappy known as “Scores Providence”, Funn House Productions LLC known as “Scores New Haven”, Palm Springs Grill LLC known as “Scores Palm Springs”, CJ NYC Inc, known as “Scores Queens”, Cary Golf & Travel Inc. known as “Scores Raleigh”, 5111 Genesee St Inc. known as “Scores Tiffany Buffalo”, Mustang Sally’s Spirits and Grill, Inc. known as “Scores Tonawanda Buffalo”, Bonkers Space Coast, Inc. known as “Scores Green Bay” and NEW 4125 LLC known as “Scores Phoenix”. See Note 10 for litigation relating to a few of these clubs.

“IMO’s” members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 0% and 7% of our royalty revenues for the nine months ended September 30, 2016 and 2015, respectively. Mr. Gans is also the majority owner (80%) of Swan Media Group, Inc., which accounted for 0% and 1% of our royalty revenues for the nine months ended September 30, 2016 and 2015, respectively. Mr. Gans is also the majority owner (92.165%) of Scores Atlantic City, which accounted for 0% and 10% of our royalty revenues for the nine months ended September 30, 2016 and 2015, respectively.

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

The Company was unable to collect on the judgement as the defendant, Norm. A. Properties, had no assets that could be found. The Company therefore filed another action with in the US District Court in the Southern District of New York seeking to recover the unpaid royalties from Scores Detroit, Inc., the company which is believed to have operated Scores Detroit and Majed Mike Dabish, its principal.  On June 29, 2016 the court transferred the case to the US District Court for the Eastern District of Michigan for further proceedings. The case is currently in the discovery phase.

On March 14, 2016 three individuals purporting to be adult entertainers who performed at Scores New York commenced a lawsuit in the SDNY on behalf of themselves and a putative collective and class. The lawsuit is captioned Taylor et al. v. I.M. Operating LLC, et al., Case No. 16cv1909 (ALC) (S.D.N.Y.) (the “Action”). The defendants in the Action, in addition to us, included IMO, Robert Gans and Mark Yackow. The Action alleged violation of federal and state wage and hour laws, including, inter alia, failure to pay minimum wage, overtime, spread of hours, uniform violations, and failure to provide wage notices and statements, arising from an alleged misclassification of the plaintiffs as independent contractors.  The Action was withdrawn by Notice of Voluntary Dismissal, So Ordered on May 11, 2016, in favor of the Arbitrations discussed below.

On April 3, 2016, fifty (50) individuals purporting to be professional models and/or actresses, filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans (collectively, “Defendants”), alleging images of the plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants. The lawsuit further alleges that the unauthorized use of these images created, among other things, the false impression that these individuals either worked at, or endorsed, one or more of such clubs. The lawsuit asserts causes of action under Section 43 of the Lanham Act, 28 U.S.C. § 1125(a)(1), premised on a theory of false endorsement and/or association; New York Civil Rights Law §§ 50-51; New York’s Deceptive Trade Practices Act, New York General Business Law § 349; defamation; as well as various common law torts, namely negligence, conversion, unjust enrichment and quantum merit. The lawsuit seeks unspecified compensatory damages, punitive damages, as well as attorneys’ fees and costs. The lawsuit also seeks an injunction permanently enjoining the use of the individuals’ images to promote, via any medium, any of the clubs. The Company, along with all of the Defendants, intends to vigorously defend themselves against the claims asserted against them in this lawsuit, including having filed a motion seeking dismissal of the complaint. The Court has not yet issued a decision resolving this motion.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On or about July 22, 2016 three individuals, Courtney Taylor, Heidi Swensen and Trace Byers, (collectively the “Claimants”) who formerly performed as adult entertainers at Scores New York, owned in its entirety by I.M. Operating LLC, each brought individual and separate arbitrations (collectively, the “Arbitrations”) against Scores NY as well as, among others, the Company.   The American Arbitration Association is administering the Taylor, Swensen and Byers Arbitrations, identified by case numbers 01-16-0003-1171, 01-16-0003-1170 and 01-16-0003-1169, respectively.  The Claimants allege that they were misclassified as independent contractors, that they should have been classified as employees, and as a result the respondents, including the Company, violated, inter alia, applicable federal and state wage and hour laws. The Arbitrations seek unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs.

Discovery demands in each of the Arbitrations have either been served or will be served shortly.

Given that the Arbitrations are in their preliminary stages, it is not possible at this juncture to ascertain the likelihood of an unfavorable outcome.  However, the respondents, including the Company, intend to vigorously defend themselves against the claims asserted against them in the Arbitrations.

The Arbitrations follow the filing and subsequent voluntary dismissal of the Action, as discussed above.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are twenty-one such clubs currently operating under the Scores name, in New York, New York; Baltimore, Maryland; Chicago, Illinois; Tampa, Florida; New Orleans, Louisiana; Savannah, Georgia; Jacksonville, Florida; Houston, Texas; Harvey, Louisiana; Gary, Indiana; Mooresville, North Carolina; Greenville, South Carolina; Columbus, Ohio; Queens, New York; Palm Springs, Florida; and Raleigh, North Carolina; Providence, Rhode Island; Buffalo, New York; Tonawanda, New York; New Haven, Connecticut; and Manitowoc, Wisconsin. Atlantic City, New Jersey is currently closed and looking for a new location in the same area. Denver, Colorado has terminated its agreement during the third quarter 2016. A club in Detroit, Michigan is no longer operating and is in default and breach of contract. (See the Notes to the Condensed Financial Statements - Note 7 for more information.) A club in Phoenix, Arizona is not yet operating.

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

Results of Operations

Three Months Ended September 30, 2016 (“the 2016 three-month period”) Compared to Three Months Ended September 30, 2015 (“the 2015 three-month period”).

Revenues:

Revenues increased to $278,292 for the 2016 three-month period from $250,466 for the 2015 three-month period.

This slight increase was primarily due to the increase in clubs paying royalties. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level or structured with a flat monthly rate.

General and Administrative Expenses:

General and administrative expenses increased during the 2016 three-month period to $300,631 from $125,867 during the 2015 three-month period.  General and administrative expenses increased approximately by $174,764 from 2016 to 2015, which can be attributed to the increase in taxes, payroll and an accounts receivable allowance. Legal expenses attributable to ongoing litigation amounted to $13,873 for the three-month period ended September 30, 2016 and $16,580 for the three-month period ended September 30, 2015.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income(Loss):

Our net loss was $22,477 or ($.000) per share for the 2016 three-month period as compared to net income of $49,559 or $.000 per share for the 2015 three-month period. The decrease in net income for the 2016 three-month period from the 2015 three-month period was in part a result of increased general and administrative expenses discussed above.

Net income per share data for both the 2016 three-month period and the 2015 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2016 (“the 2016 nine-month period”) Compared to Nine Months Ended September 30, 2015 (“the 2015 nine-month period”).

Revenues:

Revenues decreased to $762,969 for the 2016 nine-month period from $864,733 for the 2015 nine-month period.

This decrease was primarily due to clubs not paying royalties. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level or structured with a flat monthly rate.

General and Administrative Expenses:

General and administrative expenses increased during the 2016 nine-month period to $944,315 from $442,758 during the 2015 nine-month period.  General and administrative expenses increased approximately by $501,557 from 2016 to 2015, which can be attributed to the increase in taxes, payroll and an accounts receivable allowance. Legal expenses attributable to ongoing litigation amounted to $100,778 for the nine-month period ended September 30, 2016 and $38,871 for the nine-month period ended September 30, 2015.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income(Loss):

Our net loss was $191,171 or ($.001) per share for the 2016 nine-month period as compared to net income of $346,715 or $.002 per share for the 2015 nine-month period. The decrease in net income for the 2016 nine-month period from the 2015 nine-month period was in part a result of increased general and administrative expenses discussed above.

Net income per share data for both the 2016 nine-month period and the 2015 nine-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Cash:

At September 30, 2016, we had $232,155 in cash and cash equivalents compared to $515,994 in cash and cash equivalents at December 31, 2015.

Operating Activities:

Net cash used in operating activities for the nine months ended September 30, 2016 was ($283,839) and net cash provided by operating activities for the nine months ended September 30, 2015 was $300,067. The decrease in cash is related to the payment of accrued bonus, reserve of bad debt and a loan.

Financing Activities:

As of September 30, 2016, we owed $0 in rent to our Westside Realty affiliate and $0 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of September 30, 2016 we had an accumulated deficit of $(6,015,333). As of September 30, 2016, we had total current assets of $406,105 and total current liabilities of $162,593 or working capital of $243,512. As of December 31, 2015, we had total current assets of $807,550 and total current liabilities of $387,909 or working capital of $419,641. The decrease in the amount of working capital has been primarily attributable to the increase in taxes, payroll and an accounts receivable allowance.

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

The Company was unable to collect on the judgement as the defendant, Norm. A. Properties, had no assets that could be found. The Company therefore filed another action in the US District Court in the Southern District of New York seeking to recover the unpaid royalties from Scores Detroit Inc., the company which is believed to have operated Scores Detroit, and Majed Mike Dabish, its principal.  On June 29, 2016 the court transferred the case to the US District Court for the Eastern District of Michigan for further proceedings. The case is currently in the discovery phase.

On March 14, 2016 three individuals purporting to be adult entertainers who performed at Scores New York commenced a lawsuit in the SDNY on behalf of themselves and a putative collective and class. The lawsuit is captioned Taylor et al. v. I.M. Operating LLC, et al., Case No. 16cv1909 (ALC) (S.D.N.Y.) (the “Action”). The defendants in the Action, in addition to us, included IMO, Robert Gans and Mark Yackow. The Action alleged violation of federal and state wage and hour laws, including, inter alia, failure to pay minimum wage, overtime, spread of hours, uniform violations, and failure to provide wage notices and statements, arising from an alleged misclassification of the plaintiffs as independent contractors.  The Action was withdrawn by Notice of Voluntary Dismissal, So Ordered on May 11, 2016, in favor of the Arbitrations discussed below.

On April 3, 2016, fifty (50) individuals purporting to be professional models and/or actresses, filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans (collectively, “Defendants”), alleging images of the plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants. The lawsuit further alleges that the unauthorized use of these images created, among other things, the false impression that these individuals either worked at, or endorsed, one or more of such clubs. The lawsuit asserts causes of action under Section 43 of the Lanham Act, 28 U.S.C. § 1125(a)(1), premised on a theory of false endorsement and/or association; New York Civil Rights Law §§ 50-51; New York’s Deceptive Trade Practices Act, New York General Business Law § 349; defamation; as well as various common law torts, namely negligence, conversion, unjust enrichment and quantum meruit. The lawsuit seeks unspecified compensatory damages, punitive damages, as well as attorneys’ fees and costs. The lawsuit also seeks an injunction permanently enjoining the use of the individuals’ images to promote, via any medium, any of the clubs. The Company, along with all of the Defendants, intends to vigorously defend themselves against the claims asserted against them in this lawsuit, including having filed a motion seeking dismissal of the complaint. The Court has not yet issued a decision resolving this motion.

On or about July 22, 2016 three individuals, Courtney Taylor, Heidi Swensen and Trace Byers (collectively the “Claimants”) who formerly performed as adult entertainers at Scores New York, owned in its entirety by I.M. Operating LLC, each brought individual and separate arbitrations (collectively, the “Arbitrations”) against Scores NY as well as, among others, the Company.   The American Arbitration Association is administering the Taylor, Swensen and Byers Arbitrations, identified by case numbers 01-16-0003-1171, 01-16-0003-1170 and 01-16-0003-1169, respectively.  The Claimants allege that they were misclassified as independent contractors, that they should have been classified as employees, and as a result the respondents, including the Company, violated, inter alia, applicable federal and state wage and hour laws. The Arbitrations seek unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs.

Discovery demands in each of the Arbitrations have either been served or will be served shortly.

Given that the Arbitrations are in their preliminary stages, it is not possible at this juncture to ascertain the likelihood of an unfavorable outcome.  However, the respondents, including the Company, intend to vigorously defend themselves against the claims asserted against them in the Arbitrations.

The Arbitrations follow the filing and subsequent voluntary dismissal of the Action, as discussed above.

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

SCORES HOLDING COMPANY, INC.

Date: November 10, 2016	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

