Form 10-K
period 2016-12-31
SCORES HOLDING CO INC
filed 2017-04-10
CIK 831489

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

On September 30, 2016, the last business day of the registrant’s most recently completed third fiscal quarter, 76,285,894 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $480,601, based on the last sale price of $0.0063 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2017, there were 165,186,144 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

ITEM 1. BUSINESS.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are twenty-one such clubs currently operating under the Scores name, in New York, New York; Baltimore, Maryland; Chicago, Illinois; Tampa, Florida; New Orleans, Louisiana; Savannah, Georgia; Jacksonville, Florida; Houston, Texas; Harvey, Louisiana; Gary, Indiana; Mooresville, North Carolina; Greenville, South Carolina; Columbus, Ohio; Queens, New York; Palm Springs, Florida; and Raleigh, North Carolina; Providence, Rhode Island; Buffalo, New York; Tonawanda, New York; New Haven, Connecticut; and Manitowoc, Wisconsin. Atlantic City, New Jersey is currently closed and looking for a new location in the same area. Denver, Colorado has terminated its agreement during the third quarter 2016. A club in Detroit, Michigan is no longer operating and is in default and breach of contract (See the Notes to the Consolidated Financial Statements - Note 7 for more information). Clubs in Phoenix, Arizona, Atlanta, Georgia and Las Vegas, Nevada are not yet operating.

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

On January 27, 2009, we entered into a licensing agreement with IMO for the use of the Scores brand name “Scores New York.” IMO is owned in the majority by Robert M. Gans (72%) who is also our majority shareholder. In addition, Howard Rosenbluth, the Company’s Secretary, Treasurer and a Director, owns 2%. Royalties payable to us under this license agreement have been set at 3% of gross revenues of Scores New York. Scores New York commenced operations in May 2009 and has accounted for 0% of our total royalty revenue during 2016 and 7% of our total revenue during 2015. IMO owes the Company a royalty receivable of $144,698 and $144,698, which has been fully reserved as of December 31, 2016 and December 31, 2015, respectively.  The building occupied by IMO is the same as that of the former Scores West nightclub, 533-535 West 27th Street, New York, NY (the “West 27th Street Building”). The West 27th Street Building is owned by Westside Realty of New York (“WSR”), which is majority-owned by Robert M. Gans (80%). The Company also leases office space directly from WSR (see “Item 2. Properties” below).

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

Pursuant to an oral arrangement, in September 2013 we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. This oral arrangement was memorialized in a written license agreement between SLC and Star Light effective December 9, 2013. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014. The license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, SLC also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks, which Starlight will purchase from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer, majority shareholder and a director, is the majority owner (92%) of Star Light and Howard Rosenbluth, our Secretary, Treasurer and a director, owns 1%. Star Light owes the Company a royalty receivable of $130,000 as of December 31, 2016, which has been fully reserved, and $130,000 as of December 31, 2015, respectively. Star Light accounted for 0% royalty revenue in 2016 and 10% of royalty revenue in 2015.

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

On July 18, 2013 we entered into a trademark license agreement with Southeast Showclubs LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurants in Palm Beach, Florida, Jacksonville, Florida and Savannah, Georgia. The license is for a term of five years with five successive five year renewal terms. Since executing this agreement the licensee has not honored its terms and conditions and is in default. On November 24, 2014 a claim against them was begun to collect royalties due in the amount of $147,000.00 and to terminate the agreement. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333.33 commencing on May 1, 2015. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.” As of December 31, 2016, the defendants have paid this settlement in full. As discussed in our Notes to the Consolidated Financial Statements, because of the tenuous nature of the gentlemen’s club industry in general and the resulting financial instability of this licensee in particular, the Company has implemented a policy of recognizing revenue for this specific entity as it is received rather than when it is earned.

On April 20, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with High Five Management Inc., granting it an exclusive, non-transferable license for the use of certain Scores Presents trademarks in its night club/restaurant in Greenville, South Carolina. The license is for a term of five years, with five successive five year renewal terms. Pursuant to the agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks

On June 17, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with the Cadillac Lounge LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Providence, Rhode Island. The license is for a term of five years, with two successive five year renewal terms. Pursuant to the agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks.

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

On November 10, 2015, we (through our subsidiary SLC) entered into a trademark license agreement with CJ NYC Inc., granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Queens, New York. The license is for a term of five years, with five successive five year renewal terms. See “Item 3. Legal Proceedings” for information regarding our legal proceeding against this licensee.

Effective December 31, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with 5111 Genessee St Inc., granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Buffalo, New York. The license is for a term of five years, with five successive five year renewal terms.

Effective December 31, 2015, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Mustang Sallys Spirit and Grill, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Tonawanda, New York. The license is for a term of five years, with five successive five year renewal terms.

Effective March 22, 2016, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Bonkers Space Coast Inc., granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Manitowoc, Wisconsin. The license is for a term of five years, with five successive five year renewal terms.

Effective February 17, 2016, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Cary Golf & Travel, Inc, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Raleigh, North Carolina. The license is for a term of five years, with five successive five year renewal terms.

Effective May 19, 2016, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with New 4125 LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Phoenix, Arizona. The license is for a term of two years, with an additional two year renewal term.

Effective November 28, 2016, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with1715 Northside Drive, Inc., granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Atlanta, GA. The license is for a term of five years, with five successive five year renewal terms.

Effective December 2, 2016, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Southern Highland Centerfolds Inc. granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Las Vegas, Nevada. The license is for a term of five years, with five successive five year renewal terms.

Scoreslive.com

On January 24, 2006, we entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” Our agreement with AYA provides for royalty payments to be made directly to us at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. The license continues for as long as the website is operational. Scoreslive.com piloted in January 2007. The Company began accruing royalties under the Scoreslive.com license in the second quarter of 2012. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc. (“SMG”), a newly formed New York corporation whose majority owner (80%) is Robert M. Gans. The Scoreslive.com license accounted for 0% and 1% of our total revenues in 2016 and 2015, respectively. The Company is owed $122,109 in unpaid royalties and expenses as of December 31, 2016 and December 31, 2015, respectively, which is fully reserved.

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

Employees

As of December 31, 2016 we had two employees.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of July 1, 2008, WSR, the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location. Since April 1, 2009, the monthly rent, which includes overhead cost, has been $2,500. Robert M. Gans, the Company’s President, Chief Executive Officer, and majority shareholder, is the majority owner (80%) of WSR. Rent for the property was fully paid as of December 31, 2016 and December 31, 2015, respectively.

ITEM 3. LEGAL PROCEEDINGS.

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

The Company was unable to collect on the judgement as the defendant, Norm. A. Properties, had no assets that could be found. The Company therefore filed another action in the US District Court in the Southern District of New York seeking to recover the unpaid royalties from Scores Detroit Inc., the company which is believed to have operated Scores Detroit, and Majed Mike Dabish, its principal.  On June 29, 2016 the court transferred the case to the US District Court for the Eastern District of Michigan for further proceedings. The parties are currently discussing a possible settlement of this matter.

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

On April 3, 2016, fifty (50) individuals purporting to be professional models and/or actresses, filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans (collectively, “Defendants”), alleging images of the plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants. The lawsuit further alleges that the unauthorized use of these images created, among other things, the false impression that these individuals either worked at, or endorsed, one or more of such clubs. The lawsuit asserts causes of action under Section 43 of the Lanham Act, 28 U.S.C. § 1125(a)(1), premised on a theory of false endorsement and/or association; New York Civil Rights Law §§ 50-51; New York’s Deceptive Trade Practices Act, New York General Business Law § 349; defamation; as well as various common law torts, namely negligence, conversion, unjust enrichment and quantum meruit. The lawsuit seeks unspecified compensatory damages, punitive damages, as well as attorneys’ fees and costs. The lawsuit also seeks an injunction permanently enjoining the use of the individuals’ images to promote, via any medium, any of the clubs. On January 5, 2017, the Court issued an Order granting in part, and denying in part, the Defendants’ motion to dismiss the complaint. Following the issuance of this Order, the plaintiffs filed an amended complaint and the Defendant filed an answer responding to same. The case is presently in the discovery phase. The Company, along with all of the Defendants, intends to vigorously defend themselves against the claims asserted against them in this lawsuit.

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

Discovery has been exchanged in each of the Arbitrations but depositions have not been taken.

Given that the Arbitrations are in their preliminary stages, it is not possible at this juncture to ascertain the likelihood of an unfavorable outcome.

The parties have exchanged written discovery. The Arbitrations have stayed to allow the parties to pursue mediation, which is currently scheduled for May 3, 2017.

The Arbitrations follow the filing and subsequent voluntary dismissal of the Action, as discussed above.

On or about December 20, 2016 three individuals, Stacey Scott, Angelica Andrade and Dislenia Munoz (“Claimants”), who formerly performed as adult entertainers at Scores New York, owned in its entirety by I.M. Operating LLC, each brought individual and separate arbitrations against Scores NY as well as, among others, the Company (the “Arbitrations”).   The American Arbitration Association assigned the Scott, Andrade and Munoz_Arbitrations case numbers 01-16-0005-5566, 01-16-0005-5565 and 01-16-0005-5563, respectively.  The Claimants allege that they were misclassified as independent contractors, that they should have been classified as employees, and as a result the respondents, including the Company, violated, inter alia, applicable federal and state wage and hour laws. The Arbitrations sought unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs.   The Company intends to vigorously defend against the claims asserted against it in the Arbitrations. Given that the Arbitrations are in their preliminary stages, it is not possible at this juncture to ascertain the likelihood of an unfavorable ruling.

On January 3, 2017, we, together with our subsidiary SLC, filed an action against CJ NYC Inc in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action we sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, we filled a motion for judgment by default. The court has scheduled a hearing on the motion for April 5, 2017.

On January 31, 2017 we, together with our subsidiary SLC, filed an action against Funn House Productions LLC in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in New Haven, Connecticut. In this action we sought damages for breach of contract in the amount of $45,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the New Haven, Connecticut club and all websites and social media sites controlled by Defendant. The Defendant failed to appear and on February 28, 2017 the Court granted Plaintiffs’’ motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $60,000.

On or about February 22, 2017, Natalia Titova (“Claimant”), who formerly performed as an adult entertainer at Scores New York, owned in its entirety by I.M. Operating LLC, brought an arbitration (the “Arbitration”) against, among others, the Company. The American Arbitration Association assigned the Arbitration Case No. 01-17-0001-1232. The Claimant alleges that she was misclassified as an independent contractor, that she should have been classified as an employee, and as a result the Respondents violated, among other things, applicable federal and state wage and hour laws. The Arbitration seeks unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. The Company intends to vigorously defend against the claims asserted against it in the Arbitrations. Given that the Arbitrations are in their preliminary stages, it is not possible at this juncture to ascertain the likelihood of an unfavorable ruling.

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

Quarter Ended	High Bid	Low Bid
March 31, 2015	.025	.0119
June 30, 2015	.0276	.0151
September 30, 2015	.05	.013
December 31, 2015	.039	.015
March 31, 2016	.0208	.014
June 30, 2016	.014	.005
September 30, 2016	.01	.004
December 31, 2016	.009	.0055

Holders

As of March 3, 2017, there were 578 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2016.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

The following is a discussion of the results of operation for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Revenues:

Revenues decreased to $1,090,594 for the year ended December 31, 2016 from $1,181,564 for the year ended December 31, 2015. The decrease was primarily attributable to 2 clubs not paying royalties. Our licenses are structured such that we receive either a percentage of revenues from our licensees or a flat monthly rate.

Operating Expenses:

Operating expenses for the year ended December 31, 2016 and 2015 were $1,335,625 and $1,050,196, respectively. These expenses were directly related to the maintenance of the corporate entity and regulatory filing of periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”). To comply with the requirements of the Sarbanes Oxley Act, we expect these regulatory costs to increase in future years. Virtually all of the 21% increase in operating expenses can be attributed to our business development, legal costs, write offs of bad debt and other executive administrative costs that changed modestly during the year ended December 31, 2016 as compared with 2015, and are expected to increase in future periods due to the expansion of our brand into emerging markets.

Provision for Income Taxes:

The provision for state income taxes relates primarily to average assets and capital which were not impacted by net operating losses.

Net income (loss) per share:

Our net loss for the year ended December 31, 2016 was ($350,644) or ($.001) per share versus a net income of $83,837 or $.001 per share for the year ended December 31,2015. Our net loss increased in 2016 by $324,828, primarily due to an increase in management services and payroll related to the new clubs opening and recording a reserve for bad debts. This change from the 2016 period to the 2015 period is based on net income available to common shareholders divided by the weighted average of the common shares outstanding.

Liquidity and Capital Resources

At December 31, 2016, we had $228,842 in cash and cash equivalents compared to $515,994 in cash and cash equivalents at December 31, 2015.

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

We have incurred mostly losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2016 we had an accumulated deficit of $(6,065,153). As of December 31, 2016, we had total current assets of $287,050 and total current liabilities of $77,483 or working capital of $209,567. As of December 31, 2015, we had total current assets of $807,550 and total current liabilities of $387,909 or working capital of $419,641. The decrease in the amount of working capital has been primarily attributable to the decrease in our accounts payable and accrued expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2016 and 2015 are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

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

Based on this evaluation, management concluded that, as of December 31, 2016 our internal controls over financial reporting were effective, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of March 22, 2017, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve until the next annual meeting of the Board of Directors, until their successors are elected or appointed and qualified, or until their prior resignation or removal.

Name	Positions Held	Age	Date of Election or Appointment as Director
Robert M. Gans	President, Chief Executive Officer and Director	74	August 6, 2010
Martin Gans	Director	81	June 23, 2009
Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	70	April 21, 2009
Stephen J. Sabbeth	Head of Acquisitions and Licensing	69	N/A

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

Stephen J. Sabbeth. Mr. Sabbeth has served as a consultant to us as our Head of Acquisitions and Licensing since May, 2009. His services to us have included leading the expansion of our licensing efforts throughout the U.S. and the Caribbean. As well, he assisted us in initiating and implementing gift card and guest loyalty systems for our licensees (which services he also provided to other entities in the hospitality industry). Over the past 9 years Mr. Sabbeth has provided management, marketing and administrative consulting services to various organizations requiring assistance from a seasoned and experienced professional. His clients principally have consisted of businesses involved in the restaurant, nightclub, adult entertainment, website, lumber and building supplies and intellectual property rights industries. Mr. Sabbeth has assisted his consulting clients with the creation and organization of Human Resource departments and ancillary employment related manuals and documentation. In addition, he has analyzed industry trends and customer preferences in the adult entertainment industry and assisted his clients in determining how best to allocate marketing and advertising resources. Mr. Sabbeth attended Hofstra University.

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

Code of Ethics

Due to the scope of our current operations, as of December 31, 2016, we have not adopted a code of ethics for financial executives, which include our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2016 and 2015 to (i) all individuals that served as our chief executive officer and our chief financial officer or acted in similar capacities for us at any time during the fiscal years ended December 31, 2016 and 2015 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2016 and 2015 that received annual compensation during such fiscal years in excess of $100,000 (collectively, the “named executive officers”).

Summary Compensation Table

						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and			Bonus	Awards	Awards	Compensation	Earnings	Compensation
Principal Position	Year	Salary ($)	($)	($)	($)	($)	($)	($)	Total ($)
Robert M. Gans,	2016	168,923	0	0	0	0	0	0	168,923
Chief Executive Officer	2015	0	180,000	0	0	0	0	0	180,000

Howard Rosenbluth,	2016	0	0	0	0	0	0	0	0
Chief Financial Officer	2015	0	0	0	0	0	0	0	0

Stephen J. Sabbeth	2016	0	0	0	0	0	0	130,000	130,000
Director of Acquisitions and Licensing	2015							130,000	130,000

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

Effective January 1, 2013, we entered into a management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to us, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, we pay Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice.  Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc. Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears.  In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof).  Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan.  The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof). The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $0 and $0 in unpaid management services as of December 31, 2016 and December 31, 2015, respectively.

In December 2015, the Company accrued $180,000 bonus to Robert Gans which was paid in February 2016. The Company paid Mr. Gans a salary of $168,923 during 2016.

Mr. Sabbeth’s compensation of $130,000 per year represents consulting fees. Mr. Sabbeth became an executive officer during 2015.

Outstanding Equity Awards at 2015 Fiscal Year-End

As of the year ended December 31, 2016, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal years ended December 31, 2016 and 2015 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors. The following table shows compensation earned by each of our non-officer directors for the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Gans	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 22, 2017 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Robert M. Gans (2)	Common Stock	88,900,230	(2)	53.8%

Howard Rosenbluth	Common Stock	-0-		0.0%

Martin Gans	Common Stock	-0-		0.0%

Stephen J. Sabbeth	Common Stock	2,000	(3)	*

All directors and executive officers as a group (4 persons)	Common Stock	88,902,230	(2)	53.8%

Mitchell’s East LLC (2) 617 Eleventh Avenue New York, NY 10036	Common Stock	88,900,230	(2)	53.8%

Estate of William Osher (4) 2955 Shell Road Brooklyn, NY	Common Stock	13,886,059	(2)	8.4%

*	Less than 1%.

(1)	Based upon 165,186,144 shares of Common Stock issued and outstanding as at March 3, 2017.

(2)	Robert M. Gans is the sole owner of Mitchell’s East LLC. The principal business address of Mr. Gans is 617 Eleventh Avenue, New York, NY 10036. Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the Stock Purchase Agreement whereby Mr. Gans purchased any rights of H. Osher to such shares.

(3)	Mr. Sabbeth owns these shares directly.

(4)	William Osher passed away in August, 2007. H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $ 122,109 and $122,109 in unpaid royalties and expenses as of December 31, 2016 and December 31, 2015, which has been fully reserved.

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

In a settlement payment agreement among the Company, Goldring and Osher, the Company agreed to advance all of the Defendants’ obligations under the Settlement Agreement and to pay $64,500 of Goldring’s and Osher’s legal fees to their designated attorney. In consideration for the Company’s payment of these obligations, Goldring and Osher agreed, jointly and severally, to pay the Company $440,000 plus interest at the rate of 5% per annum on the unpaid balance of such amount, in 40 equal monthly payments of $11,965 per month. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. As of December 31, 2016 and 2015, the settlement receivable is $0.

On December 29, 2011 the Company entered into a Promissory Note with Goldring for $30,000 plus interest at the rate of 5% per annum on the unpaid balance. To secure his obligations under this agreement, Goldring agreed to assign to the Company a portion of his interests in a promissory note dated September 14, 2009 in the principal amount of $2,400,000 made by a third party to Goldring (the “Note”) and to grant the Company a security interest in the Note, which will remain in effect until his obligations under this settlement payment agreement are paid in full. Three payments of $11,965 are due beginning March 2015. As of December 31, 2016 and 2015, the promissory note balance is $0.

In connection with the settlement receivable discussed above relating to the settlement of the Sari Diaz, et. al. litigation, Robert M. Gans, the Company’s President, Chief Executive Officer, majority shareholder and a director, advanced $560,151 to settle the litigation and fund the $30,000 loan to Mr. Goldring. As of December 31, 2016 and 2015 $0 was outstanding.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $144,698 and $144,698 as of December 31, 2016 and December 31, 2015, which has been fully reserved.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $0 and $0 in unpaid rents as of December 31, 2016 and December 31, 2015, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015 the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $0 and $0 in unpaid management services as of December 31, 2016 and December 31, 2015, respectively.

The Company has accrued expenses of $9,074 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owes $9,074 and $0 as of December 31, 2016 and December 31, 2015, respectively.

During the 2nd quarter of 2016, the Company had made advances to Starlin LLC and Metropolitan Lumber, Hardware & Building Supplies, Inc. as short term loans. It should be noted both of the loans were repaid on July 29, 2016. Both of these entities are under the common control of Mr. Robert Gans, our President and Chief Executive Officer.  At December 31, 2016 amounts due from these related parties amounted to $0 and $0, respectively. The Company accounted for and presented the advances due from related parties as a reduction of stockholders' equity in accordance with the guidance of ASC 505-10-45. It is possible that these advances by the Company to related parties could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. However, the Company has not made a determination as of the date hereof if the advances resulted in a violation of that provision. If, however, it is determined these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results.

In December 2015, the Company accrued a $180,000 bonus to Robert Gans which was paid in February 2016. The Company paid Mr. Gans a salary of $168,923 per year commencing in February 2016.

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $130,000 and $130,000 as of December 31, 2016 and December 31, 2015, which has been fully reserved. Starlight is currently closed and looking for a new location in the same area.

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

The total amounts due to the various related parties as of December 31, 2016 and December 31, 2015 was $9,074 and $180,000, respectively and the total amounts due to the Company from the various related parties as of December 31, 2016 and December 31, 2015 was $396,807 and $396,807, respectively.

Penthouse is a related-party competitor due to the common control and ownership by our President and Chief Executive Officer, Robert M. Gans, who owns 83% of Penthouse.

Effective February 28, 2017 (the “Effective Date”), we entered into separate Settlement Agreements (each, a “Settlement Agreement”) with three licensees, I.M. Operating LLC (“IMO”), Star Light Events LLC (“Star Light”) and Swan Media Group, Inc. (“Swan”), controlled by Robert M. Gans, our President, Chief Executive Officer and a member of our Board of Directors.

As of the Effective Date, IMO owed us an aggregate of $255,406 in unpaid royalties and other fees. Under its Settlement Agreement, IMO has agreed to pay the entire amount owed to us, in full settlement of all claims we may have against it. The settlement amount is payable pursuant to a promissory note in 22 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year. Included as an event of default under the note is a requirement that IMO remain current in its obligations to us under its license agreement from and after the Effective Date.

As of the Effective Date, Starlight owed us an aggregate of $250,000 in unpaid royalties and other fees. Starlight is currently inactive and has no revenue. Under its Settlement Agreement, Starlight has agreed to pay us $75,000, in full settlement of all claims we may have against it. The settlement amount is payable pursuant to a promissory note in 10 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year.

As of the Effective Date, Swan owed us an aggregate of $166,000 in unpaid royalties and other fees. Swan is currently unprofitable. Under its Settlement Agreement, Swan has agreed to pay us $50,000, in full settlement of all claims we may have against it. The settlement amount is payable pursuant to a promissory note in 10 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year. Included as an event of default under the note is a requirement that Swan remain current in its obligations to us under its license agreement from and after the Effective Date.

Mr. Gans personally guaranteed the obligations of each of IMO, Starlight and Swan under their respective promissory notes.

The terms of the Settlement Agreements are similar to the terms of a settlement we are currently negotiating with unaffiliated third parties with respect to amounts owed to us by a former licensee. Accordingly, we believe the terms of the Settlement Agreements are fair to us, and are no less favorable to us than we could have obtained in an adversarial proceeding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by RBSM LLP, our independent registered public accounting firm, for services rendered during the fiscal years ended December 31, 2016 and 2015 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2016	Fiscal year ended December 31, 2015
Audit Fees (1)	$37,000	$30,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	$3,000	5,700
All Other Fees (4)	—	—
Total Fees	$40,000	$35,700

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of annual consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Exhibits.

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No		SEC Report Reference Number	Description

3.1		3(i)	Certificate of Incorporation of Scores Holding Company, Inc. (1)

3.2		3(ii)	By-Laws of Scores Holding Company, Inc. (2)

10.1		10.20	Stock Option Agreement dated October 22, 2002 between the Registrant and Richard Goldring (3)

10.2		10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc. (4)

10.3		10.1	Transfer Agreement by and among the Registrant, 333 East 60th Street Inc. (“333”) and Entertainment Management Services, Inc. (“EMS”) dated as of December 9, 2008 (5)

10.4		10.2	Cancellation Agreement by and among the Registrant and EMS dated as of January 27, 2009 (5)

10.5		10.3	Assignment and Assumption Agreement by and among the Registrant, 333 and EMS dated as of January 27, 2009 (5)

10.6		10.47	License Agreement, dated January 27, 2009, between the Registrant and I.M. Operating LLC (6)

10.7	**	10.4	Form of Director and Officer Indemnification Agreement (7)

10.8		10.15	Stock Purchase Agreement, dated January 27, 2009, among Elliot Osher, Harvey Osher, Richard Goldring and Mitchell’s East LLC (1)

10.9		10.18	Management Services Agreement, effective January 1, 2013, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc. (1)

10.10		10.4	Amendment to Management Services Agreement, effective January 1, 2015, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc. (9)

10.10.1	*		Second Amendment to Management Services Agreement, effective January 1, 2017, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc.

10.11		10.1	License Agreement between Scores Holding Company, Inc. and Scores Licensing Corp. (8)

10.12		10.2	Trademark License Agreement between Scores Licensing Corp. and Star Light Events LLC (8)

10.13	*		Settlement Agreement, dated as of February 28, 2017, by and among Scores Holding Company, Inc., I.M. Operating LLC and Robert M. Gans

10.14	*		Settlement Agreement, dated as of February 28, 2017, by and among Scores Holding Company, Inc., Swan Media Group, Inc. and Robert M. Gans

10.15	*	Settlement Agreement, dated as of February 28, 2017, by and among Scores Holding Company, Inc., Star Light Events LLC and Robert M. Gans

10.16	*	Promissory Note, dated February 28, 2017, from Star Light Events LLC to Scores Holding Company, Inc., with attached Personal Guaranty of Robert M. Gans

10.17	*	Promissory Note, dated February 28, 2017, from Swan Media Group, Inc. to Scores Holding Company, Inc., with attached Personal Guaranty of Robert M. Gans

10.18	*	Promissory Note, dated February 28, 2017, from I.M. Operating LLC to Scores Holding Company, Inc., with attached Personal Guaranty of Robert M. Gans

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	±	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	±	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL INSTANCE DOCUMENT
101.SCH	*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
±	Furnished herewith.

(1)	Filed with the Securities and Exchange Commission on November 14, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on April 4, 1997 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 1996, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on April 23, 2003 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on May 17, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on February 2, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 2, 2009, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on April 15, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on August 13, 2010 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 5, 2010, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on December 27, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on May 12, 2015 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2017	SCORES HOLDING COMPANY, INC.

	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	Chief Executive Officer (Principal Executive Officer), Director	April 10, 2017
Robert M. Gans

/s/ Howard Rosenbluth	Chief Financial Officer (Principal Financial Officer), Director	April 10, 2017
Howard Rosenbluth

/s/ Martin Gans	Director	April 10, 2017
Martin Gans

805 Third Avenue 14th Floor New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Scores Holding Company, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and cash flows for the two years in the period ended December 31, 2016, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that Scores Holding Company, Inc. and subsidiary will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and had a net loss for the year ended December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

New York, NY

April 10, 2017

New York, NY Washington DC Mumbai, India San Francisco, CA Las Vegas, NV Kansas City, KS Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash	$228,842	$515,994
Trade receivables - including affiliates, net of allowance of $506,807and $266,807, respectively	46,329	280,119
Prepaid expenses	11,879	11,437

Total Current Assets	287,050	807,550

TOTAL ASSETS	$287,050	$807,550

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$26,576	$255,509
Accrued expenses, related	9,074	-
Security deposit payable	30,000	35,000
Accrued income tax payable	-	49,400
Deferred revenue	11,833	48,000

Total Current Liabilities	77,483	387,909

Deferred revenue	51,417	20,500

TOTAL LIABILITIES	128,900	408,409

Commitments and Contingencies (Note 8)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,065,153)	(5,824,162)

Total stockholders' Equity	158,150	399,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$287,050	$807,550

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

REVENUES

Royalty Revenue	$1,055,594	$1,180,064
Initiation Fee	35,250	1,500

Total Revenue	1,090,844	1,181,564

EXPENSES

General and Administrative Expenses	1,335,625	1,050,196

INCOME(LOSS) FROM OPERATIONS	(244,781)	131,368

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(1,041)	1,869

TOTAL OTHER INCOME/(EXPENSE)	(1,041)	1,869

NET INCOME(LOSS) BEFORE INCOME TAXES	(245,822)	133,237

PROVISION FOR INCOME TAXES	-	(49,400)
INCOME TAXES, refund	4,831	-

NET INCOME(LOSS)	$(240,991)	$83,837

NET INCOME(LOSS) PER SHARE-Basic and Diluted	(0.001)	0.001

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(240,991)	$83,837

Adjustments to reconcile net income(loss) to net cash (used in) provided by operating activities:
Reserve for bad debts	240,000	266,807

Changes in assets and liabilities:
Licensee receivable	(6,210)	(222,516)
Prepaid expenses	(442)	(169)
Security deposit payable	(5,000)	(2,500)
Accounts payable and accrued expenses	(228,933)	150,255
Accrued expenses, related party	9,074	-
Accrued income tax payable	(49,400)	49,400
Deferred revenue	(5,250)	68,500

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(287,152)	393,614

CASH FLOW FROM INVESTING ACTIVITES:
Advances to related party	(275,000)	-
Repayment of advances to related party	275,000	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Settlement receivable	-	23,781
Loan receivable	-	34,844
Settlement payable	-	(28,654)
Loan payable	-	(34,844)

NET CASH USED IN FINANCING ACTIVITIES	-	(4,873)

NET INCREASE/(DECREASE) IN CASH	(287,152)	388,741
Cash and cash equivalents - beginning of year	515,994	127,253
Cash and cash equivalents - end of year	$228,842	$515,994

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$348	$1,418
Cash paid for income taxes	$58,739	$1,276

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

YEARS ENDED DECEMBER 31, 2016 and 2015

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2014	165,186,144	$165,186	$6,058,117	$(5,907,999)	$315,304

Net Income	-	-	-	83,837	83,837

Balance as of December 31, 2015	165,186,144	165,186	6,058,117	(5,824,162)	399,141

Related party loan	-	-	(275,000)	-	(275,000)

Repayment related party loan	-	-	275,000	-	275,000

Net Income	-	-	-	(240,991)	(240,991)

Balance as of December 31, 2016	165,186,144	$165,186	$6,058,117	$(6,065,153)	$158,150

See notes to the consolidated financial statements.

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

Note 2. Summary of Significant Accounting Principles

Going Concern

As of December 31, 2016 the Company has cumulative losses totaling $(6,065,153) and working capital of only $209,733. The Company had a net loss of $(240,991) for the year ended December 31, 2016. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

SCORES HOLDING CO., Inc. and Subsidiary

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

Licensee receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts as of December 31, 2016 and 2015 were $506,807 and $266,807 respectively. In reviewing any delinquent royalty or note receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.

SCORES HOLDING CO., Inc. and Subsidiary

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

There were no stock options or warrants issued during the years ended December 31, 2016 and 2015, hence the Company has recorded no compensation expense. If the Company were to issue equity rights for compensation, then the Company would recognize compensation expense under Topic 718 over the requisite service period using the Black-Scholes model for equity rights granted.

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

The Company has net operating loss carryforwards of approximately $4,920,000, which expire in the years 2020 through 2028. The related deferred tax asset of approximately $400,000 has been offset by a valuation allowance. The Company’s net operating loss carryforwards have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years. We have determined the Company has lost cumulatively $1,780,000 of deferred tax assets attributed to net operating loss carryforwards due to the change in ownership in 2001. The final section 382 limitation evaluation resulted in a $1,250,000 decrease of the deferred tax asset being recorded in 2015. Approximately $130,000 of the net operating loss carryforward deferred tax asset was utilized against current earnings. The remaining $518,000 of deferred tax assets can only be utilized up to $30,000 per year through 2028.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Consolidated Financial Statements

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$400,000	$400,000
Allowance for doubtful accounts	223,000	118,000

Less valuation allowance	(623,000)	(518,000)
Net deferred tax asset	$-	$-

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2016 and 2015, as a result of the following:

	2016	2015
Tax (benefit) at statutory rate	$(82,000)	$46,000
State and local taxes	(25,000)	14,000
Permanent differences	-	-
Change in valuation allowance	(107,000)	(10,600)
Tax due	$0	$49,400

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2016 and 2015, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. As of December 31, 2016, there are no outstanding stock equivalents.

Concentration of Credit Risk

The Company earns predominately royalty revenues and to a lesser extent initiation fees from 24 licensees.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Consolidated Financial Statements

With regards to 2016, concentrations of sales from 4 licensees range from 10% to 15%, totaling 49%. There are receivables from 4 licensees ranging from 20% to 26% totaling 92%. Included in these amounts for 2016 are sales from 0 licensee considered a related party. There are receivables from these 3 licensees that are considered related parties of 22%, 24% and 27%, most of which has been reserved.

With regards to 2015, concentrations of sales from 7 licensees range from 10% to 14%, totaling 77%. There are receivables from 4 licensees ranging from 12% to 25% totaling 64%. Included in these amounts for 2015 are sales from 1 licensee considered a related party representing 10% of sales. There are receivables from these 3 licensees that are considered related parties of 22%, 24% and 26%, most of which has been reserved.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Consolidated Financial Statements

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted

Note 3. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $122,109 in unpaid royalties and expenses as of December 31, 2016 and December 31, 2015, which has been fully reserved.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $144,698 as of December 31, 2016 and December 31, 2015, which has been fully reserved.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $0 and $0 in unpaid rents as of December 31, 2016 and December 31, 2015, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015 the agreement was amended increasing the annual fee to $90,000. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $0 and $0 in unpaid management services as of December 31, 2016 and December 31, 2015, respectively.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Consolidated Financial Statements

The Company has accrued expenses of $9,074 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owes $9,074 and $0 as of December 31, 2016 and December 31, 2015, respectively.

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

Effective December 9, 2013, the Company granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from the Company or its affiliates at the Company’s cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $130,000 as of December 31, 2016 and December 31, 2015, which has been fully reserved. Starlight is currently closed.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

The total amounts due to the various related parties as of December 31, 2016 and December 31, 2015 was $9,074 and $180,000 respectively and the total amounts due to the Company from the various related parties as of December 31, 2016 and December 31, 2015 was $396,807 and $266,807, respectively of which $396,807 has been reserved as December 31, 2016.

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

The Company believes that the carrying amount of the “Scores” trademark exceeds its fair or net present value as of December 31, 2016 and December 31, 2015.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5. Licensees

The Company has 26 license agreements which were obtained between 2003 and 2016; Stone Park Entertainment Group, Inc. known as “Scores Chicago”, Club 2000 Eastern Avenue Inc. known as “Scores Baltimore”, Silver Bourbon, Inc. known as “Scores New Orleans”, I.M Operating LLC known as “Scores New York”, Tampa Food and Entertainment Inc. known as “Scores Tampa”, Swan Media Group, Inc. (formerly AYA International, Inc.) known as “Scores Live”, South East Clubs, LLC (which includes “Scores Savannah” and “Scores Jacksonville”), Starlight Events LLC known as “Scores Atlantic City”, Scores Licensing Corp known as “SLC”, Houston KP LLC known as “Scores Houston”, Parallax Management Corporation known as “Scores Gary”, Manhattan Fashions, LLC known as “Scores Harvey”, TWDDD, Inc. known as “Scores Mooresville”, High Five Management Inc. known as “Scores Greenville”, CG Consulting LLC known as “Scores Columbus”, The Cadillac Lounge LLC known as “Scores Providence”, Funn House Productions LLC known as “Scores New Haven”, Palm Springs Grill LLC known as “Scores Palm Springs”, CJ NYC Inc, known as “Scores Queens”, Cary Golf & Travel Inc. known as “Scores Raleigh”, 5111 Genesee St Inc. known as “Scores Tiffany Buffalo”, Mustang Sally’s Spirits and Grill, Inc. known as “Scores Tonawanda Buffalo”, Bonkers Space Coast, Inc. known as “Scores Green Bay”, NEW 4125 LLC known as “Scores Phoenix”, Southern Highland Centerfolds, Inc. known as “Scores Las Vegas” and 1715 Northside Drive Inc. known as “Scores Atlanta”. See Note 8 for litigation relating to a few of these clubs.

“IMO’s” members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 0% and 7% of our royalty revenues for the years 2016 and 2015, respectively. Mr. Gans is also the majority owner (80%) of Swan Media Group, Inc., which accounted for 0% and 1% of our royalty revenues for the years 2016 and 2015, respectively. Mr. Gans is also the majority owner (92.165%) of Scores Atlantic City, which accounted for 0% and 10% of our royalty revenues for the years 2016 and 2015, respectively.

Note 6. Deferred Revenue

License agreements sometimes include Initiation/Inception Fees. These fees are recorded as deferred revenue and amortized over the life of the agreements, usually five years.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2016 is comprised of professional fees of $12,800, accrued payroll and taxes of $3,487, legal fees of $2,000, filing fees of $2,248, marketing fees and expenses of $1,041 and miscellaneous accruals and payables of $5,000. Accounts payable and accrued expenses as of December 31, 2015 is comprised of accrued payroll and taxes of $189,742, professional fees of $22,050, legal fees of $20,192, filing fees of $2,452, marketing and advertising fees of $6,900 and miscellaneous accruals and payables of $5,000.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

The Company was unable to collect on the judgement as the defendant, Norm. A. Properties, had no assets that could be found. The Company therefore filed another action with in the US District Court in the Southern District of New York seeking to recover the unpaid royalties from Scores Detroit, Inc., the company which is believed to have operated Scores Detroit and Majed Mike Dabish, its principal.  On June 29, 2016 the court transferred the case to the US District Court for the Eastern District of Michigan for further proceedings. The parties are currently discussing a possible settlement of this matter.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Consolidated Financial Statements

On April 3, 2016, fifty (50) individuals purporting to be professional models and/or actresses, filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans (collectively, “Defendants”), alleging images of the plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants. The lawsuit further alleges that the unauthorized use of these images created, among other things, the false impression that these individuals either worked at, or endorsed, one or more of such clubs. The lawsuit asserts causes of action under Section 43 of the Lanham Act, 28 U.S.C. § 1125(a)(1), premised on a theory of false endorsement and/or association; New York Civil Rights Law §§ 50-51; New York’s Deceptive Trade Practices Act, New York General Business Law § 349; defamation; as well as various common law torts, namely negligence, conversion, unjust enrichment and quantum merit. The lawsuit seeks unspecified compensatory damages, punitive damages, as well as attorneys’ fees and costs. The lawsuit also seeks an injunction permanently enjoining the use of the individuals’ images to promote, via any medium, any of the clubs. On January 5, 2017, the Court issued an Order granting in part, and denying in part, the Defendants’ motion to dismiss the Complaint. Following the issuance of the Order, an amended complaint was filed and the Defendants have interposed an answer with affirmative defenses. The case is currently in the discovery phase. The Company, along with all of the Defendants, intends to vigorously defend themselves against the claims asserted against them in this lawsuit.

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

Discovery has been exchanged in each of the Arbitrations but depositions have not been taken.

Given that the Arbitrations are in their preliminary stages; it is not possible at this juncture to ascertain the likelihood of an unfavorable outcome.

The parties have exchanged written discovery. The Arbitrations have stayed to allow the parties to pursue mediation, which is currently scheduled for May 3, 2017.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Consolidated Financial Statements

The Arbitrations follow the filing and subsequent voluntary dismissal of the Action, as discussed above.

On or about December 20, 2016 three individuals, Stacey Scott, Angelica Andrade and Dislenia Munoz (“Claimants”), who formerly performed as adult entertainers at Scores New York, owned in its entirety by I.M. Operating LLC, each brought individual and separate arbitrations against Scores NY as well as, among others, the Company (the “Arbitrations”).   The American Arbitration Association assigned the Scott, Andrade and Munoz_Arbitrations case numbers 01-16-0005-5566, 01-16-0005-5565 and 01-16-0005-5563, respectively.  The Claimants allege that they were misclassified as independent contractors, that they should have been classified as employees, and as a result the respondents, including the Company, violated, inter alia, applicable federal and state wage and hour laws. The Arbitrations sought unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs.   The Company intends to vigorously defend against the claims asserted against it in the Arbitrations. Given that the Arbitrations are in their preliminary stages, it is not possible at this juncture to ascertain the likelihood of an unfavorable ruling.

On January 3, 2017, we, together with our subsidiary SLC, filed an action against CJ NYC Inc in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action we sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, we filled a motion for judgment by default. The court has scheduled a hearing on the motion for April 5, 2017.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Consolidated Financial Statements

On January 31, 2017 we, together with our subsidiary SLC, filed an action against Funn House Productions LLC in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in New Haven, Connecticut. In this action we sought damages for breach of contract in the amount of $45,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the New Haven, Connecticut club and all websites and social media sites controlled by Defendant. The Defendant failed to appear and on February 28, 2017 the Court granted Plaintiffs’’ motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $60,000.

On or about February 22, 2017, Natalia Titova (“Claimant”), who formerly performed as an adult entertainer at Scores New York, owned in its entirety by I.M. Operating LLC, brought an arbitration (the “Arbitration”) against, among others, the Company. The American Arbitration Association assigned the Arbitration Case No. 01-17-0001-1232. The Claimant alleges that she was misclassified as an independent contractor, that she should have been classified as an employee, and as a result the Respondents violated, among other things, applicable federal and state wage and hour laws. The Arbitration seeks unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. The Company intends to vigorously defend against the claims asserted against it in the Arbitrations. Given that the Arbitrations are in their preliminary stages, it is not possible at this juncture to ascertain the likelihood of an unfavorable ruling.

There are no other material legal proceedings pending to which the Company or any of its property is subject, nor to our knowledge are any such proceedings threatened.

Note 9. SUBSEQUENT EVENTS

Effective January 1, 2017 the terms of the Management Agreement with Metropolitan Lumber, Hardware & Building Supplies, Inc. have been amended to remove the reference to services from Robert M. Gans.

Effective February 28, 2017 (the “Effective Date”), we entered into separate Settlement Agreements (each, a “Settlement Agreement”) with three licensees, I.M. Operating LLC (“IMO”), Star Light Events LLC (“Star Light”) and Swan Media Group, Inc. (“Swan”), controlled by Robert M. Gans, our President, Chief Executive Officer and a member of our Board of Directors.

As of the Effective Date, IMO owed us an aggregate of $255,406 in unpaid royalties and other fees. Under its Settlement Agreement, IMO has agreed to pay the entire amount owed to us, in full settlement of all claims we may have against it. The settlement amount is payable pursuant to a promissory note in 22 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year. Included as an event of default under the note is a requirement that IMO remain current in its obligations to us under its license agreement from and after the Effective Date.

As of the Effective Date, Starlight owed us an aggregate of $250,000 in unpaid royalties and other fees. Starlight is currently inactive and has no revenue. Under its Settlement Agreement, Starlight has agreed to pay us $75,000, in full settlement of all claims we may have against it. The settlement amount is payable pursuant to a promissory note in 10 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year.

As of the Effective Date, Swan owed us an aggregate of $166,000 in unpaid royalties and other fees. Swan is currently unprofitable. Under its Settlement Agreement, Swan has agreed to pay us $50,000, in full settlement of all claims we may have against it. The settlement amount is payable pursuant to a promissory note in 10 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year. Included as an event of default under the note is a requirement that Swan remain current in its obligations to us under its license agreement from and after the Effective Date.

Mr. Gans personally guaranteed the obligations of each of IMO, Starlight and Swan under their respective promissory notes.

The terms of the Settlement Agreement are similar to the terms of the settlement we are currently negotiating into with unaffiliated third parties with respect to amounts owed to us by a former licensee. See “Item 3. Legal Proceedings” for additional information regarding this matter. Accordingly, we believe the terms of the Settlement Agreements are fair to the Company, and are no less favorable to us than we could have obtained in an adversarial proceeding.

Management evaluated subsequent events through the date of this filing and determined that no additional events have occurred that would require adjustment to or disclosure in the financial statements.

