Form 10-Q
period 2017-03-31
SCORES HOLDING CO INC
filed 2017-06-09
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

As of June 9, 2017 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

3

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$245,560	$228,842
Trade receivables - including affiliates, net of allowance of $390,293 and $506,807, respectively	38,453	46,329
Prepaid expenses	18,099	11,879

Total Current Assets	302,112	287,050

TOTAL ASSETS	$302,112	$287,050

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$67,741	$26,576
Accrued expenses, related	8,926	9,074
Security deposit payable	30,000	30,000
Related party payable	30,000	-
Deferred revenue	13,500	11,833

Total Current Liabilities	150,167	77,483

Deferred revenue	46,750	51,417

TOTAL LIABILITIES	196,917	128,900

Commitments and Contingencies (Note 6)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,118,108)	(6,065,153)

Total stockholders' Equity	105,195	158,150

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,112	$287,050

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2017	2016

REVENUES

Royalty Revenue	$204,825	$236,738
Initiation Fee	3,000	2,333

Total Revenue	207,825	239,071

EXPENSES

General and Administrative Expenses	379,144	335,263

LOSS FROM OPERATIONS	(171,319)	(96,192)

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	1,850	(187)
Other Income	116,514	-

TOTAL OTHER INCOME/(EXPENSE)	118,364	(187)

NET LOSS BEFORE INCOME TAXES	(52,955)	(96,379)

INCOME TAXES	-	9,211

NET LOSS	$(52,955)	$(105,590)

NET LOSS PER SHARE-Basic and Diluted	(0.000)	(0.001)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(52,955)	$(105,590)

Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for bad debts	-	130,000
Recovery of bad debts	(116,514)	-

Changes in assets and liabilities:
Licensee receivable	124,390	23,322
Prepaid expenses	(6,220)	(18,992)
Accounts payable and accrued expenses	41,165	(187,535)
Accrued expenses, related party	(148)	-
Accrued income tax payable	-	(49,400)
Deferred revenue	(3,000)	37,667

NET CASH USED IN OPERATING ACTIVITIES	(13,282)	(170,528)

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	30,000	30,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	30,000

NET INCREASE/(DECREASE) IN CASH	16,718	(140,528)
Cash and cash equivalents - beginning of period	228,842	515,994
Cash and cash equivalents - end of period	$245,560	$375,466

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$136	$187
Cash paid for income taxes	$-	$58,611

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

Our condensed consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiary.  Certain prior period amounts have been reclassified to conform to the current period presentation. Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2017.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Summary of Significant Accounting Principles

Going Concern

As of March 31, 2017 the Company has cumulative losses totaling $(6,118,108) and working capital of $151,945. The Company had a net loss of $(52,955) for the three months ended March 31, 2017. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earns predominately royalty revenues and to a lesser extent initiation fees from 23 licensees.

With regards to 2017, concentrations of sales from 3 licensees range from 14% to 15%, totaling 44%. There are receivables from 4 licensees ranging from 20% to 26% totaling 91%. Included in these amounts for 2016 are sales from 0 licensee considered a related party. There are receivables from these 3 licensees that are considered related parties of 20%, 23% and 26%, most of which has been reserved.

With regards to 2016, concentrations of sales from 4 licensees range from 13% to 16%, totaling 55%. There are receivables from 4 licensees ranging from 13% to 28% totaling 89%. Included in these amounts for 2016 are sales from 0 licensee considered a related party. There are receivables from these 3 licensees that are considered related parties of 23%, 25% and 28%, most of which has been reserved.

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

Income per Share

Net income per share data for both the three-month periods ending March 31, 2017 and 2016 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  As of March 31, 2017, there are no outstanding stock equivalents.

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

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $109,876 and $122,109 in unpaid royalties and expenses as of March 31, 2017 and December 31, 2016, respectively which has been fully reserved.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $86,103 and $144,698 as of March 31, 2017 and December 31, 2016, respectively which has been fully reserved.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $7,500 and $0 in unpaid rents as of March 31, 2017 and December 31, 2016, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015 the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $22,500 and $0 in unpaid management services as of March 31, 2017 and December 31, 2016, respectively.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has accrued expenses of $8,926 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owes $8,926 and $9,074 as of March 31, 2017 and December 31, 2016, respectively.

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

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $99,314 and $130,000 as of March 31, 2017 and December 31, 2016, respectively which has been fully reserved. Starlight is currently closed.

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

The terms of the Settlement Agreement are similar to the terms of the settlement we recently entered into with unaffiliated third parties with respect to a former licensee in Detroit, Michigan. See “Item 3. Legal Proceedings” for additional information regarding this settlement. Accordingly, we believe the terms of the Settlement Agreement are fair to both the Company and the Settling Licensees, and are no less favorable to us than we could have obtained in an adversarial proceeding.

In March 2017, the Company paid a $100,000 bonus to Robert Gans.

The total amounts due to the various related parties as of March 31, 2017 and December 31, 2016 was $38,926 and $9,074 respectively and the total amounts due to the Company from the various related parties as of March 31, 2017 and December 31, 2016 was $295,293 and $396,807, respectively of which $295,293 has been reserved as March 31, 2017.

Note 4. Licensees

The Company has 26 license agreements which were obtained between 2003 and 2017.

On March 16, 2016, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Michael Blutrick, granting a non-exclusive grant of rights and licenses owned by the Company to the licensee for the right to use. The license, which is renewable, was for a term of twelve months and has been extended. See Note 6 for litigation relating to a few of the Company’s license agreements.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

“IMO’s” members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 0% and 0% of our royalty revenues for the three months ended March 31, 2017 and 2016, respectively. Mr. Gans is also the majority owner (80%) of Swan Media Group, Inc., which accounted for 0% and 0% of our royalty revenues for the three months ended March 31, 2017 and 2016, respectively. Mr. Gans is also the majority owner (92.165%) of Scores Atlantic City, which accounted for 0% and 0% of our royalty revenues for the three months ended March 31, 2017 and 2016, respectively.

Note 5. Deferred Revenue

License agreements sometimes include Initiation/Inception Fees. These fees are recorded as deferred revenue and amortized over the life of the agreements, usually five years.

Note 6. Commitments and Contingencies

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company was unable to collect on the judgement as the defendant, Norm. A. Properties, had no assets that could be found. The Company therefore filed another action with in the US District Court in the Southern District of New York seeking to recover the unpaid royalties from Scores Detroit, Inc., the company which is believed to have operated Scores Detroit and Majed Mike Dabish, its principal.  On June 29, 2016 the court transferred the case to the US District Court for the Eastern District of Michigan for further proceedings. The parties subsequently settled this matter for $60,000, and the settlement agreement was filed with the court on April 28, 2017. Defendant has paid the Company $20,000 pursuant to the settlement agreement. An additional $20,000 is due by July 1st and a final $20,000 payment is due by October 1st.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 20, 2017, as a result of the claims asserted in the above action, the Company filed a third-party complaint against certain licensees, namely CG Consulting, LLC; Anthony Quaranta; High Five Management Group, Inc.; Club 2000 Eastern Avenue, Inc.; SCMD, LLC; David Baucom; Manhattan Fashion L.L.C.; Stone Park Entertainment, Inc.; Silver Bourbon, Inc.; Tampa Food & Entertainment, Inc.; Fuun House Productions, L.L.C.; Norm A Properties, LLC; Southeast Show Clubs, LLC; Michael Tomkovich; Palm Spring Grill LLC; Houston KP LLC; and Star Light Events LLC (collectively, “Third-Party Defendants”) asserting causes of action for breach of contract, breach of warranty, contractual indemnification, common law indemnification, contribution and breach of contract for failure to procure insurance. The Company alleges, among other things, that the Third-Party Defendants breached their respective license agreements by using promotional, marketing and advertising materials, including the images of the individuals implicated in the above-action without obtaining the Company’s approval and utilizing, publishing and/or disseminating the images of such individuals on their respective websites and/or social media accounts without all appropriate permissions, authorizations, releases or licenses in violation of the rights of such individuals. Additionally, the Company has alleged that pursuant to the Third-Party Defendants’ respective license agreements, each of the Third-Party Defendants are expressly obligated to indemnify, defend and hold harmless the Company, among others, for the claims asserted by the individuals in the above-action, including any resulting judgment, verdict or settlement obtained by such individuals based on the claims asserted in the amended complaint, as well as all amounts the Company has expended, and will continue to expend, in investigating and defending the claims asserted in the Amended Complaint. The Company is also seeking damages from the Third-Party Defendants for allegedly failing to procure insurance for the Company’s benefit, as required by the Third-Party Defendants’ respective license agreements.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Arbitrations were resolved by way of settlement on May 3, 2017.

On or about December 20, 2016 three individuals, Stacey Scott, Angelica Andrade and Dislenia Munoz (“Claimants”), who formerly performed as adult entertainers at Scores New York, owned in its entirety by I.M. Operating LLC, each brought individual and separate arbitrations against Scores NY as well as, among others, the Company (the “Arbitrations”).   The American Arbitration Association assigned the Scott, Andrade and Munoz_Arbitrations case numbers 01-16-0005-5566, 01-16-0005-5565 and 01-16-0005-5563, respectively.  The Claimants allege that they were misclassified as independent contractors, that they should have been classified as employees, and as a result the respondents, including the Company, violated, inter alia, applicable federal and state wage and hour laws. The Arbitrations sought unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs.   At this time, pursuant to a tolling agreement, the Arbitrations have been withdrawn and the parties will be pursuing mediation, which is currently scheduled for August 10, 2017.

On January 3, 2017, we, together with our subsidiary SLC, filed an action against CJ NYC Inc in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action we sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, we filled a motion for judgment by default. The court heard our motion on April 5, 2017, and on May 25, 2017 the court granted our motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $85,000 to SLC and $14,333.33 in damages and $529.99 in costs to us.

On January 31, 2017 we, together with our subsidiary SLC, filed an action against Funn House Productions LLC in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in New Haven, Connecticut. In this action we sought damages for breach of contract in the amount of $45,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the New Haven, Connecticut club and all websites and social media sites controlled by Defendant. The Defendant failed to appear and on February 28, 2017 the Court granted Plaintiffs’’ motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $60,000. The parties are attempting to negotiate a payment schedule.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On or about February 22, 2017, Natalia Titova (“Claimant”), who formerly performed as an adult entertainer at Scores New York, owned in its entirety by I.M. Operating LLC, brought an arbitration (the “Arbitration”) against, among others, the Company. The American Arbitration Association assigned the Arbitration Case No. 01-17-0001-1232. The Claimant alleges that she was misclassified as an independent contractor, that she should have been classified as an employee, and as a result the Respondents violated, among other things, applicable federal and state wage and hour laws. The Arbitration seeks unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. The Company intends to vigorously defend against the claims asserted against it in the Arbitrations. At this time, pursuant to a tolling agreement, the Arbitration has been withdrawn and the parties will be pursuing mediation, which is currently scheduled for August 10, 2017.

There are no other material legal proceedings pending to which the Company or any of its property is subject, nor to our knowledge are any such proceedings threatened.

Note 7. SUBSEQUENT EVENTS

In May 2017, the Company paid a $25,000 bonus to Robert Gans.

Management evaluated subsequent events through the date of this filing and determined that no additional events have occurred that would require adjustment to or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States.  There are twenty-one such clubs currently operating under the Scores name, in New York, New York; Baltimore, Maryland; Chicago, Illinois; Tampa, Florida; New Orleans, Louisiana; Savannah, Georgia; Jacksonville, Florida; Houston, Texas; Harvey, Louisiana; Gary, Indiana; Mooresville, North Carolina; Greenville, South Carolina; Columbus, Ohio; Queens, New York; Palm Springs, Florida; and Raleigh, North Carolina; Providence, Rhode Island; Buffalo, New York; Tonawanda, New York; New Haven, Connecticut; and Manitowoc, Wisconsin. Atlantic City, New Jersey is currently closed. Denver, Colorado has terminated its agreement during the third quarter 2016. A club in Detroit, Michigan is no longer operating and is in default and breach of contract. (See the Notes to the Condensed Financial Statements - Note 7 for more information.) A club in Phoenix, Arizona is not yet operating.

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

Results of Operations

Three Months Ended March 31, 2017 (“the 2017 three-month period”) Compared to Three Months Ended March 31, 2016 (“the 2016 three-month period”).

Revenues:

Revenues decreased to $207,825 for the 2017 three-month period from $239,071 for the 2016 three-month period.

This slight decrease was primarily due to the decrease in clubs paying royalties timely. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level or structured with a flat monthly rate.

Other Income

Other income of $166,514 represents a recovery of royalty revenue previously written off as bad debt and collected during the three-month period ending March 31, 2017.

General and Administrative Expenses:

General and administrative expenses increased during the 2017 three-month period to $379,144 from $335,263 during the 2016 three-month period.  General and administrative expenses decreased approximately by $43,881 from 2017 to 2016, which can be attributed to the decrease in bad debt expense, which was offset by the increase in payroll.  Legal expenses attributable to ongoing litigation amounted to $44,426 for the three-month period ended March 31, 2017 and $24,891 for the three-month period ended March 31, 2016.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Loss:

Our net loss was $52,955 or ($.000) per share for the 2017 three-month period as compared to net loss of $105,590 or ($.001) per share for the 2016 three-month period. The decrease in net loss for the 2017 three-month period from the 2016 three-month period was in part a result of the recovery of bad debt

Net income per share data for both the 2017 three-month period and the 2016 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Going Concern:

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash:

At March 31, 2017, we had $245,560 in cash and cash equivalents compared to $228,842 in cash and cash equivalents at December 31, 2016.

Operating Activities:

Net cash used in operating activities for the three months ended March 31, 2017 was ($13,282) and net cash provided by operating activities for the three months ended March 31, 2016 was ($170,528). The increase in cash is related to the receipt of monies related to bad debt.

Financing Activities:

As of March 31, 2017, we owed $7,500 in rent to our Westside Realty affiliate and $22,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of March 31, 2017 we had an accumulated deficit of $(6,118,108). As of March 31, 2017, we had total current assets of $302,112 and total current liabilities of $150,167 or working capital of $151,945. As of December 31, 2016, we had total current assets of $287,050 and total current liabilities of $77,483 or working capital of $209,567. The decrease in the amount of working capital has been primarily attributable to the increase in payroll, accrued expenses and a decrease in accounts receivable allowance.

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

The Company was unable to collect on the judgement as the defendant, Norm. A. Properties, had no assets that could be found. The Company therefore filed another action in the US District Court in the Southern District of New York seeking to recover the unpaid royalties from Scores Detroit Inc., the company which is believed to have operated Scores Detroit, and Majed Mike Dabish, its principal.  On June 29, 2016 the court transferred the case to the US District Court for the Eastern District of Michigan for further proceedings. The parties subsequently settled this matter for $60,000, and the settlement agreement was filed with the court on April 28, 2017. Defendant has paid us $20,000 pursuant to the settlement agreement. An additional $20,000 is due by July 1st and a final $20,000 payment is due by October 1st.

On April 3, 2016, fifty (50) individuals purporting to be professional models and/or actresses, filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans (collectively, “Defendants”), alleging images of the plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants. The lawsuit further alleges that the unauthorized use of these images created, among other things, the false impression that these individuals either worked at, or endorsed, one or more of such clubs. The lawsuit asserts causes of action under Section 43 of the Lanham Act, 28 U.S.C. § 1125(a)(1), premised on a theory of false endorsement and/or association; New York Civil Rights Law §§ 50-51; New York’s Deceptive Trade Practices Act, New York General Business Law § 349; defamation; as well as various common law torts, namely negligence, conversion, unjust enrichment and quantum meruit. The lawsuit seeks unspecified compensatory damages, punitive damages, as well as attorneys’ fees and costs. The lawsuit also seeks an injunction permanently enjoining the use of the individuals’ images to promote, via any medium, any of the clubs. On January 5, 2017, the Court issued an Order granting in part, and denying in part, the Defendants’ motion to dismiss the complaint. Following the issuance of this Order, the plaintiffs filed an amended complaint and the Defendants filed an answer responding to same. The case is presently in the discovery phase. The Company, along with all of the Defendants, intends to vigorously defend themselves against the claims asserted against them in this lawsuit.

On April 20, 2017, as a result of the claims asserted in the above action, the Company filed a third-party complaint against certain licensees, namely CG Consulting, LLC; Anthony Quaranta; High Five Management Group, Inc.; Club 2000 Eastern Avenue, Inc.; SCMD, LLC; David Baucom; Manhattan Fashion L.L.C.; Stone Park Entertainment, Inc.; Silver Bourbon, Inc.; Tampa Food & Entertainment, Inc.; Fuun House Productions, L.L.C.; Norm A Properties, LLC; Southeast Show Clubs, LLC; Michael Tomkovich; Palm Spring Grill LLC; Houston KP LLC; and Star Light Events LLC (collectively, “Third-Party Defendants”) asserting causes of action for breach of contract, breach of warranty, contractual indemnification, common law indemnification, contribution and breach of contract for failure to procure insurance. The Company alleges, among other things, that the Third-Party Defendants breached their respective license agreements by using promotional, marketing and advertising materials, including the images of the individuals implicated in the above-action without obtaining the Company’s approval and utilizing, publishing and/or disseminating the images of such individuals on their respective websites and/or social media accounts without all appropriate permissions, authorizations, releases or licenses in violation of the rights of such individuals. Additionally, the Company has alleged that pursuant to the Third-Party Defendants’ respective license agreements, each of the Third-Party Defendants are expressly obligated to indemnify, defend and hold harmless the Company, among others, for the claims asserted by the individuals in the above-action, including any resulting judgment, verdict or settlement obtained by such individuals based on the claims asserted in the amended complaint, as well as all amounts the Company has expended, and will continue to expend, in investigating and defending the claims asserted in the Amended Complaint. The Company is also seeking damages from the Third-Party Defendants for allegedly failing to procure insurance for the Company’s benefit, as required by the Third-Party Defendants’ respective license agreements.

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

The Arbitrations were resolved by settlement on May 3, 2017.

On or about December 20, 2016 three individuals, Stacey Scott, Angelica Andrade and Dislenia Munoz (“Claimants”), who formerly performed as adult entertainers at Scores New York, owned in its entirety by I.M. Operating LLC, each brought individual and separate arbitrations against Scores NY as well as, among others, the Company (the “Arbitrations”).   The American Arbitration Association assigned the Scott, Andrade and Munoz Arbitrations case numbers 01-16-0005-5566, 01-16-0005-5565 and 01-16-0005-5563, respectively.  The Claimants allege that they were misclassified as independent contractors, that they should have been classified as employees, and as a result the respondents, including the Company, violated, inter alia, applicable federal and state wage and hour laws. The Arbitrations sought unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. At this time, pursuant to a tolling agreement, the Arbitrations have been withdrawn and the parties will be pursuing mediation, which is currently scheduled for August 10, 2017.

On January 3, 2017, we, together with our subsidiary SLC, filed an action against CJ NYC Inc in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action we sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, we filled a motion for judgment by default. The court heard our motion on April 5, 2017, and on May 25, 2017 the court granted our motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $85,000 to SLC and $14,333.33 in damages and $529.99 in costs to us.

On January 31, 2017 we, together with our subsidiary SLC, filed an action against Funn House Productions LLC in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in New Haven, Connecticut. In this action we sought damages for breach of contract in the amount of $45,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the New Haven, Connecticut club and all websites and social media sites controlled by Defendant. The Defendant failed to appear and on February 28, 2017 the Court granted Plaintiffs’ motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $60,000. The parties are attempting to negotiate a payment schedule.

On or about February 22, 2017, Natalia Titova (“Claimant”), who formerly performed as an adult entertainer at Scores New York, owned in its entirety by I.M. Operating LLC, brought an arbitration (the “Arbitration”) against, among others, the Company. The American Arbitration Association assigned the Arbitration Case No. 01-17-0001-1232. The Claimant alleges that she was misclassified as an independent contractor, that she should have been classified as an employee, and as a result the Respondents violated, among other things, applicable federal and state wage and hour laws. The Arbitration seeks unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. At this time, pursuant to a tolling agreement, the Arbitration has been withdrawn and the parties will be pursuing mediation, which is currently scheduled for August 10, 2017.

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

SCORES HOLDING COMPANY, INC.

Date: June 9, 2017	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 9, 2017	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

