Form 10-Q
period 2017-09-30
SCORES HOLDING CO INC
filed 2017-11-17
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 15, 2017 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$9,805	$228,842
Trade receivables - including affiliates, net of allowance of $355,153 and $506,807, respectively	55,930	46,329
Prepaid expenses	24,664	11,879

Total Current Assets	90,399	287,050

TOTAL ASSETS	$90,399	$287,050

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$68,552	$26,576
Accrued expenses, related	11,844	9,074
Security deposit payable	20,000	30,000
Related party payable	30,000	-
Deferred revenue	14,000	11,833

Total Current Liabilities	144,396	77,483

Deferred revenue	39,250	51,417

TOTAL LIABILITIES	183,646	128,900

Commitments and Contingencies (Note 7)	-	-

STOCKHOLDERS' (DEFICIT)/EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,316,550)	(6,065,153)

Total stockholders' (Deficit)/Equity	(93,247)	158,150

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY	$90,399	$287,050

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES

Royalty Revenue	$136,085	$266,625	534,303	$745,969
Initiation Fee	3,500	11,667	10,000	17,000

Total Revenue	139,585	278,292	544,303	762,969

EXPENSES

General and Administrative Expenses	317,454	300,631	998,681	944,315

LOSS FROM OPERATIONS	(177,869)	(22,339)	(454,378)	(181,346)

OTHER INCOME/(EXPENSE)

Interest Income/(Expense), net	(192)	(138)	2,353	(486)
Other Income	30,000	-	191,654	-

TOTAL OTHER INCOME/(EXPENSE)	29,808	(138)	194,007	(486)

NET LOSS BEFORE INCOME TAXES	(148,061)	(22,477)	(260,371)	(181,832)

INCOME TAXES	-	-	-	9,339
INCOME TAXES, refund/(expense)	(7,176)	-	8,974	-

NET LOSS	$(155,237)	$(22,477)	(251,397)	$(191,171)

NET LOSS PER SHARE-Basic and Diluted	(0.001)	(0.000)	(0.002)	(0.001)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(251,397)	$(191,171)

Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for bad debts	-	130,000
Recovery of bad debts	(191,654)	-

Changes in assets and liabilities:
Licensee receivable	182,053	(1,370)
Prepaid expenses	(12,785)	(11,024)
Security deposit payable	(10,000)	10,000
Accounts payable and accrued expenses	41,976	(213,320)
Accrued expenses, related party	32,770	54,446
Accrued income tax payable	-	(49,400)
Deferred revenue	(10,000)	(12,000)

NET CASH USED IN OPERATING ACTIVITIES	(219,037)	(283,839)

CASH FLOW FROM INVESTING ACTIVITES:
Advances to related party	-	(275,000)
Repayment of advances to related party	-	275,000

NET CASH USED IN INVESTING ACTIVITIES	-	-

NET DECREASE IN CASH	(219,037)	(283,839)
Cash and cash equivalents - beginning of period	228,842	515,994
Cash and cash equivalents - end of period	$9,805	$232,155

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$300	$348
Cash paid for income taxes	$-	$58,739

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

Our condensed consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiary.  Certain prior period amounts have been reclassified to conform to the current period presentation. Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2017.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Summary of Significant Accounting Principles

Going Concern

As of September 30, 2017 the Company has cumulative losses totaling $(6,316,550) and a working capital deficit of $53,997. The Company had a net loss of $(251,397) for the nine months ended September 30, 2017. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

With regards to 2017, concentrations of sales from 3 licensees range from 12% to 17%, totaling 47%. There are receivables from 4 licensees ranging from 19% to 26% totaling 85%. Included in these amounts for 2017 are sales from 0 licensee considered a related party. There are receivables from these 3 licensees that are considered related parties of 19%, 23% and 26%, most of which has been reserved.

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

Income per Share

Net income per share data for both the three-month   periods ending September 30, 2017 and 2016 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.  As of September 30, 2017, there are no outstanding stock equivalents.

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

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $104,986 and $122,109 in unpaid royalties and expenses as of September 30, 2017 and December 31, 2016, respectively which has been fully reserved.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $76,726 and $144,698 as of September 30, 2017 and December 31, 2016, respectively which has been fully reserved.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $7,500 and $0 in unpaid rents as of September 30, 2017 and December 31, 2016.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015 the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $22,500 and $0 in unpaid management services as of September 30, 2017 and December 31, 2016, respectively.

The Company has accrued expenses of $11,844 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owes $11,844 and $9,074 as of September 30, 2017 and December 31, 2016, respectively.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective December 9, 2013, we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $93,442 and $130,000 as of September 30, 2017 and December 31, 2016, respectively which has been fully reserved. Starlight is currently closed.

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

As of the Effective Date, IMO owed us an aggregate of $255,406 in unpaid royalties and other fees. Under its Settlement Agreement, IMO has agreed to pay the entire amount owed to us, in full settlement of all claims we may have against it. The settlement amount is payable pursuant to a promissory note in 22 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year. Included as an event of default under the note is a requirement that IMO remain current in its obligations to us under its license agreement from and after the Effective Date. Since its’ last payment during May 2017 IMO has not made any further payments under the terms of the note and is therefore in default of this obligation.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of the Effective Date, Starlight owed us an aggregate of $250,000 in unpaid royalties and other fees. Starlight is currently inactive and has no revenue. Under its Settlement Agreement, Starlight has agreed to pay us $75,000, in full settlement of all claims we may have against it. The settlement amount is payable pursuant to a promissory note in 10 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year. Since its’ last payment during May 2017 Starlight has not made any further payments under the terms of the note and is therefore in default of this obligation.

As of the Effective Date, Swan owed us an aggregate of $166,000 in unpaid royalties and other fees. Swan is currently unprofitable. Under its Settlement Agreement, Swan has agreed to pay us $50,000, in full settlement of all claims we may have against it. The settlement amount is payable pursuant to a promissory note in 10 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year. Included as an event of default under the note is a requirement that Swan remain current in its obligations to us under its license agreement from and after the Effective Date. Since its’ last payment during May 2017 Swan has not made any further payments under the terms of the note and is therefore in default of this obligation.

Mr. Gans personally guaranteed the obligations of each of IMO, Starlight and Swan under their respective promissory notes. Mr. Gans anticipates both the unpaid note payments of IMO, Starlight and Swan along with the unpaid monthly royalty fees due under the terms of the IMO and Swan licensing agreement will be paid in full by November 30, 2017.

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

As of September 30, 2017, the Company paid a $280,000 bonus to Robert Gans.

The total amounts due to the various related parties as of September 30, 2017 and December 31, 2016 was $11,844 and $9,074 respectively and the total amounts due to the Company from the various related parties as of September 30, 2017 and December 31, 2016 was $275,154 and $396,807, respectively of which $275,154 and $396,807 has been reserved as September 30, 2017 and December 31, 2016, respectively.

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

“IMO’s” members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making “IMO” a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 1% and 0% of our royalty revenues for the nine months ended September 30, 2017 and 2016, respectively. Mr. Gans is also the majority owner (80%) of Swan Media Group, Inc., which accounted for 1% and 0% of our royalty revenues for the nine months ended September 30, 2017 and 2016, respectively. Mr. Gans is also the majority owner (92.165%) of Scores Atlantic City, which accounted for 0% and 0% of our royalty revenues for the nine months ended September 30, 2017 and 2016, respectively.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company was unable to collect on the judgement as the defendant, Norm. A. Properties, had no assets that could be found. The Company therefore filed another action in the US District Court in the Southern District of New York seeking to recover the unpaid royalties from Scores Detroit Inc., the company which is believed to have operated Scores Detroit, and Majed Mike Dabish, its principal.  On June 29, 2016 the court transferred the case to the US District Court for the Eastern District of Michigan for further proceedings. The parties subsequently settled this matter for $60,000, and the settlement agreement was filed with the court on April 28, 2017. Defendant has fully complied with the settlement agreement.

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

On January 3, 2017, we, together with our subsidiary SLC, filed an action against CJ NYC Inc in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action we sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, we filled a motion for judgment by default. The court heard our motion on April 5, 2017, and on May 25, 2017 the court granted our motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $85,000 to SLC and $14,333.33 in damages and $529.99 in costs to us. We are attempting to remove signage and to collect on the default judgment. We are also in the process of filing a motion for contempt.

On January 31, 2017 we, together with our subsidiary SLC, filed an action against Funn House Productions LLC in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in New Haven, Connecticut. In this action we sought damages for breach of contract in the amount of $45,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the New Haven, Connecticut club and all websites and social media sites controlled by Defendant. The Defendant failed to appear and on February 28, 2017 the Court granted Plaintiffs’ motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $60,000. The parties are attempting to negotiate a payment schedule. Defendant has delivered to us post-dated checks, but has not signed the proposed settlement agreement. We are also in the process of filing a motion for contempt.

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

Results of Operations

Three Months Ended September 30, 2017 (“the 2017 three-month period”) Compared to Three Months Ended September 30, 2016 (“the 2016 three-month period”).

Revenues:

Revenues decreased to $139,585 for the 2017 three-month period from $278,292 for the 2016 three-month period.

This decrease was primarily due to the decrease in clubs paying royalties timely. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level or structured with a flat monthly rate.

Other Income:

Other income of $30,000 primarily represents recovery of royalty revenue previously written off as bad debt and collected during the three-month period ending September 30, 2017.

General and Administrative Expenses:

General and administrative expenses increased during the 2017 three-month period to $317,454 from $300,631 during the 2016 three-month period.  General and administrative expenses increased approximately by $16,823 from 2017 to 2016, which can be attributed to the decrease in bad debt expense, which was offset by the increase in payroll and bonus paid.  Legal expenses attributable to ongoing litigation amounted to $12,454 for the three-month period ended September 30, 2017 and $13,873 for the three-month period ended September 30, 2016.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

 Net Loss:

Our net loss was $155,237 or ($.001) per share for the 2017 three-month period as compared to net loss of $22,477 or ($.000) per share for the 2016 three-month period. The increase in net loss for the 2017 three-month period from the 2016 three-month period was in part a result of the decrease in revenue.

Net income per share data for both the 2017 three-month period and the 2016 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2017 (“the 2017 nine-month period”) Compared to Nine Months Ended September 30, 2016 (“the 2016 nine-month period”).

Revenues:

Revenues decreased to $544,303 for the 2017 nine-month period from $762,969 for the 2016 nine-month period.

This decrease was primarily due to the decrease in clubs paying royalties timely. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level or structured with a flat monthly rate.

Other Income:

Other income of $194,007 primarily represents recovery of royalty revenue previously written off as bad debt and collected during the nine-month period ending September 30, 2017.

General and Administrative Expenses:

General and administrative expenses increased during the 2017 nine-month period to $998,681 from $944,315 during the 2016 nine-month period.  General and administrative expenses increased approximately by $54,366 from 2017 to 2016, which can be attributed to the decrease in bad debt expense, which was offset by the increase in payroll and bonus paid.  Legal expenses attributable to ongoing litigation amounted to $82,468 for the nine-month period ended September 30, 2017 and $100,788 for the nine-month period ended September 30, 2016.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Loss:

Our net loss was $251,397 or ($.002) per share for the 2017 nine-month period as compared to net loss of $191,171 or ($.001) per share for the 2016 three-month period. The increase in net loss for the 2017 three-month period from the 2016 three-month period was in part a result of the decrease in revenue.

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

Cash:

At September 30, 2017, we had $9,805 in cash and cash equivalents compared to $228,842 in cash and cash equivalents at December 31, 2016.

Operating Activities:

Net cash used in operating activities for the nine months ended September 30, 2017 was ($219,037) and net cash used in operating activities for the nine months ended September 30, 2016 was ($283,839). The increase in cash is related to the receipt of monies related to bad debt.

Financing Activities:

As of September 30, 2017, we owed $7,500 in rent to our Westside Realty affiliate and $22,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of September 30, 2017, we had an accumulated deficit of $(6,316,550). As of September 30, 2017, we had total current assets of $90,399 and total current liabilities of $144,396 or working capital deficit of $53,997. As of December 31, 2016, we had total current assets of $287,050 and total current liabilities of $77,483 or a working capital of $209,567. The decrease in the amount of working capital has been primarily attributable to the increase in payroll, accrued expenses and a decrease in accounts receivable allowance and revenue.

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

(b) Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal controls over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was unable to collect on the judgement as the defendant, Norm. A. Properties, had no assets that could be found. The Company therefore filed another action in the US District Court in the Southern District of New York seeking to recover the unpaid royalties from Scores Detroit Inc., the company which is believed to have operated Scores Detroit, and Majed Mike Dabish, its principal.  On June 29, 2016 the court transferred the case to the US District Court for the Eastern District of Michigan for further proceedings. The parties subsequently settled this matter for $60,000, and the settlement agreement was filed with the court on April 28, 2017. Defendant has fully complied with the settlement agreement.

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

On January 3, 2017, we, together with our subsidiary SLC, filed an action against CJ NYC Inc in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action we sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, we filled a motion for judgment by default. The court heard our motion on April 5, 2017, and on May 25, 2017 the court granted our motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $85,000 to SLC and $14,333.33 in damages and $529.99 in costs to us. We are attempting to remove signage and to collect on the default judgment. We are also in the process of filing a motion for contempt.

On January 31, 2017 we, together with our subsidiary SLC, filed an action against Funn House Productions LLC in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in New Haven, Connecticut. In this action we sought damages for breach of contract in the amount of $45,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the New Haven, Connecticut club and all websites and social media sites controlled by Defendant. The Defendant failed to appear and on February 28, 2017 the Court granted Plaintiffs’ motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $60,000. The parties are attempting to negotiate a payment schedule. Defendant has delivered to us post-dated checks, but has not signed the proposed settlement agreement. We are in the process of filing a motion for contempt.

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

SCORES HOLDING COMPANY, INC.

Date: November 17, 2017	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 17, 2017	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)