Form 10-Q
period 2018-03-31
SCORES HOLDING CO INC
filed 2019-05-02
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 24, 2019 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

1

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

2

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$30,221	$33,457
Trade receivables - including affiliates, net of allowance of $335,153 and $345,153, respectively	66,510	73,943
Prepaid expenses	10,411	12,547
Related party receivable	18,048	-

Total Current Assets	125,190	119,947

TOTAL ASSETS	$125,190	$119,947

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$61,129	$75,450
Accrued expenses, related	18,581	15,842
Accrued litigation settlement	1,300,000	-
Security deposit payable	20,000	20,000
Related party payable	82,500	30,000
Deferred revenue	-	14,000

Total Current Liabilities	1,482,210	155,292

Deferred revenue - long term	25,000	35,750

TOTAL LIABILITIES	1,507,210	191,042

Commitments and Contingencies (Note 8)	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(7,605,323)	(6,294,398)

Total Stockholders' (Deficit)	(1,382,020)	(71,095)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$125,190	$119,947

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

REVENUES

Royalty Revenue	$101,209	$204,825
Initiation Fee	-	3,000

Total Revenue	101,209	207,825

EXPENSES

General and Administrative Expenses	191,251	379,144

LOSS FROM OPERATIONS	(90,042)	(171,319)

OTHER INCOME/(EXPENSE)

Litigation Settlement	(1,300,000)	-
Interest Income/(Expense), net	(507)	1,850
Other Income	10,000	116,514

TOTAL OTHER INCOME/(EXPENSE)	(1,290,507)	118,364

NET LOSS BEFORE INCOME TAXES	(1,380,549)	(52,955)

INCOME TAXES	1,376	-

NET LOSS	$(1,381,925)	$(52,955)

NET LOSS PER SHARE-Basic and Diluted	(.01)	(.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,381,925)	$(52,955)

Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of bad debts	(231,654)	(116,514)
ASC 606 revenue recognition	71,000	-

Changes in assets and liabilities:
Licensee receivable	239,087	124,390
Prepaid expenses	2,136	(6,220)
Accounts payable and accrued expenses	(14,321)	41,165
Accrued expenses, related party	2,739	(148)
Accrued litigation settlement	1,300,000	-
Deferred revenue	(24,750)	(3,000)

NET CASH USED IN OPERATING ACTIVITIES	(37,688)	(13,282)

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	52,500	30,000
Loan receivable	(18,048)

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,452	30,000

NET (DECREASE) INCREASE IN CASH	(3,236)	16,718
Cash and cash equivalents - beginning of period	33,457	228,842
Cash and cash equivalents - end of period	$30,221	$245,560

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$507	$136
Cash paid for income taxes	$-	$-

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2017 AND THREE MONTHS ENDED MARCH 31, 2018

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity/(Deficit)

Balance as of December 31, 2016 (Audited)	165,186,144	$165,186	$6,058,117	$(6,065,153)	$158,150

Net Loss	-	-	-	(229,245)	(229,245)

Balance as of December 31, 2017 (Audited)	165,186,144	165,186	6,058,117	(6,294,398)	(71,095)

ASC 606 revenue recogonition	-	-	-	71,000	71,000

Net Loss	-	-	-	(1,381,925)	(1,381,925)

Balance as of March 31, 2018	165,186,144	$165,186	$6,058,117	$(7,605,323)	$(1,382,020)

See the notes to the unaudited condensed consolidated financial statements.

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

Our condensed consolidated financial statements include our accounts, as well as those of our wholly-owned subsidiary.  Certain prior period amounts have been reclassified to conform to the current period presentation. Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2018.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Summary of Significant Accounting Principles

Going Concern

As of March 31, 2018 the Company has cumulative losses totaling $(7,605,323) and negative working capital of $1,357,019. The Company had a net loss of $(1,381,925) for the three months ended March 31, 2018. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earns predominately royalty revenues and to a lesser extent initiation fees from 13 licensees.

With regards to 2018, concentrations of sales from 4 licensees range from 15% to 24%, totaling 76%. There are receivables from 4 licensees ranging from 15% to 26% totaling 83%. Included in these amounts for 2018 are sales from 0 licensees considered a related party. There are receivables from these 3 licensees that are considered related parties of 19%, 23% and 26%, most of which has been reserved.

With regards to 2017, concentrations of sales from 3 licensees range from 12% to 17%, totaling 47%. There are receivables from 4 licensees ranging from 20% to 26% totaling 85%. Included in these amounts for 2017 are sales from 0 licensees considered a related party. There are receivables from these 3 licensees that are considered related parties of 20%, 23% and 26%, most of which has been reserved.

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

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2018 and 2017, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. As of March 31, 2018, there are no outstanding stock equivalents.

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

 Recently Issued Accounting Standards Update

Revenue Recognition

 The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification is the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. An Accounting Standards Update is not authoritative; rather it is a document that communicates how the Accounting Standards Codification is being amended. It also provides other information to help the user of GAAP understand how and why GAAP is changing and when the changes will be effective. In April 2016 the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) to be effective January 1, 2018. It is a comprehensive new revenue recognition standard that supersedes virtually all existing revenue guidance, including industry-specific guidance.  Under the new standard, revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services.  The standard creates a five-step model that generally requires companies to use more judgment and make more estimates than under the previous guidance when considering the terms of contracts along with all relevant facts and circumstances.  These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The revenue recognition standard explains step one of the five step model requires contracts are to be identified with a customer. If each party to a contract has the unilateral enforceable right to terminate a wholly unperformed contract without compensating the other party (parties) a contract does not exist for purposes of ASC 606. Inasmuch as all the Company licensing agreements possess such a provision ASC 606 is not applicable. Accordingly, with regard to Royalty Revenue the adoption of ASC 606 is not deemed to be relevant to us. See Note 3- Revenue Recognition for further detail.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

New accounting standards not yet adopted

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

Note 3. Revenue Recognition

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”). ASC 606 was applied using the modified retrospective method. Accordingly, comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”). There was a cumulative effect of $71,000 to be recognized as an adjustment to opening retained earnings at January 1, 2018 related to deferred revenue booked from initiation fees that were received in prior years of $49,750 that would have been recognized at a point in time and revenues that would be recognized on the accrual basis in the prior years based on collection probability assessment of $21,250. Under ASC 605, initiation fee revenue was to be deferred and recognized over the life of the contract while most royalty revenues were recognized as collected. However, under ASC 606, revenue from the initiation fees are recognizable when at a point in time (first month of the contract) and royalty revenues are recognized over time for those contracts with probable collections.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our license fee revenue is generated from royalties earned through intellectual property licensing agreements which permit the licensee to use the recognition and status of the Scores brand in order to promote their businesses. Under ASC 606, revenue is recognized throughout the life of the executed licensing agreement. We measure revenue based on consideration specified in a contract with a customer. Furthermore, we recognize revenue when we satisfy a performance obligation by transferring control over the service to our customer.

A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. Our customers typically receive the benefit of our services as they are performed. Substantially all customer contracts provide that we are compensated for services performed to date. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.

Nature of goods and services

The following is a description of our products and services from which we generate revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

i. Licensing Revenue

Licensing fees represent the fees we receive from the licensing of our Scores trademark. The terms of the royalties earned under these license agreements vary from a flat monthly fee to a percentage of the revenues of the licensee on a monthly basis. The licensing rights are transferred to our customers over time, and we recognize licensing revenue over time because the customer will simultaneously receive and consume the benefit from the license as the performance occurs.

ii. Stand-Ready for Consulting and Club Set-up Services

The Company offers an initial set-up and consultation to new clubs in order to aid in the opening and operation. The services are provided within the first month of any licensing agreements, and sometimes are not requested by the licensee and therefore never provided at all.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Major products/service lines
Licensing fees – royalty revenue	$101,209	$204,825
Initiation fees	0	3,000
Total revenue	$101,209	$207,825

Timing of revenue recognition
Products transferred at a point in time	$0	$3,000
Products and services transferred over time	101,209	204,825
	$101,209	$207,825

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers (in thousands):

	March 31, 2018	December 31, 2017
Assets
Trade receivables - including affiliates, net	$66,510	$73,943
Liabilities
Deferred revenue	$25,000	$14,000
Deferred revenue - long term	$0	$35,750

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required.

The contract liabilities primarily relate to deferred revenue. Amounts billed in advance of performance obligations being satisfied are booked as deferred revenue.

Practical Expedients and Exemptions

The Company did not apply any practical expedients during the adoption of ASC 606.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., (“Swan”) a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $104,986 and $104,986 in unpaid royalties and expenses as of March 31, 2018 and December 31, 2017, respectively which has been fully reserved.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $76,726 and $76,726 as of March 31, 2018 and December 31, respectively which has been fully reserved.

On August 31, 2017 IMO entered into an agreement to sell all of its assets to Club Azure LLC (“CA”). Effective September 1, 2017 IMO no longer operated Scores New York and terminated its licensing agreement with the Company. Mark Yackow is the sole owner (100%) of CA and former Chief Operating Officer of IMO. Effective September 1, 2017 we granted an exclusive, non-transferable license for the use of the “Scores New York” to CA for its gentlemen’s club in New York City. Royalties under this license are payable at a rate of $5,000 per month, commencing in September 2017, and the license is for a term of five years, with five successive five-year renewal terms.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $15,000 and $7,500 in unpaid rents as of March 31, 2018 and December 31, 2017, respectively.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015 the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $67,500 and $22,500 in unpaid management services as of March 31, 2018 and December 31, 2017, respectively.

The Company has accrued expenses of $18,581 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $18,581 and $15,842 as of March 31, 2018 and December 31, 2017, respectively.

Effective July 1, 2018 after being having been closed from August 15, 2016 to June 28, 2018, we terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $93,442 and $93,442 as of March 31, 2018 and December 31, 2017, respectively which has been fully reserved.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective February 28, 2017 (the “Effective Date”), we entered into separate Settlement Agreements (each, a “Settlement Agreement”) with three licensees, IMO, Star Light and Swan, controlled by Robert M. Gans, our President, Chief Executive Officer and a member of our Board of Directors.

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

On August 4, 2018 the Company settled the Plaintiffs claims in the Voronina matter for $1,300,000. See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan Lumber, Hardware and Building Supplies, Inc., a company wholly-owned by Robert M. Gans, the Chief Executive Officer and a director of the Company, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company previously entered into the 3 Royalty Settlement Agreements noted above where Robert M. Gans is a majority owner of the equity of each of the Licensees. Robert M. Gans guaranteed the payment of each Licensee’s obligations under each of the 3 Settlement Documents. The Licensees were not current with respect to their obligations under the Settlement Documents and the Company did not call upon Mr. Gans to honor his Guaranties.

The past due amounts under the Royalty Settlement Agreements were $382,259.68 as of December 1, 2018. On this date the Company entered into an agreement to offset the Royalty Amount against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $399,139 pursuant to the terms of a certain Settlement and Offset Agreement made by and among the Company, Star Light, Swan, Metropolitan and Robert M. Gans.

The total amounts due to the various related parties as of March 31, 2018 and December 31, 2017 was $101,081 and $45,842 respectively and the total amounts due to the Company from the various related parties as of March 31, 2018 and December 31, 2017 was $275,154 and $275,154, respectively of which $275,154 has been reserved as March 31, 2018.

Note 5. Licensees

The Company has 13 license agreements which were obtained between 2003 and 2018.

On March 18, 2016, we (through our subsidiary Scores Licensing Corp.) entered into a Trademark License (the “Trademark License”) with Michael Blutrich. The Trademark License grants Mr. Blutrich the non-exclusive use of the Company’s registered trademarks, related logos and other intellectual property in connection with the development, production and distribution of a potential scripted television series, mini-series or movie of the week (the “Series”). Under the Trademark License, we will receive three percent of all fees, contingent compensation and other consideration that Mr. Blutrich receives in connection with the Series. Mr. Blutrich is permitted to assign the Trademark License without consideration to third-parties. The term of the Trademark License is for one year, which term may and has been extended. Effective March 18, 2016, the Company and Mr. Blutrich entered into an addendum to the Trademark License, extending the license to a book about Scores.

See Note 7 for litigation relating to a few of the Company’s license agreements.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

IMO’s members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making IMO a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 0% and 0% of our royalty revenues for the three months ended March 31, 2018 and 2017, respectively. Mr. Gans is also the majority owner (80%) of Swan, which accounted for 0% and 0% of our royalty revenues for the three months ended March 31, 2018 and 2017, respectively. Mr. Gans is also the majority owner (92.165%) of Starlight, which accounted for 0% and 0% of our royalty revenues for the three months ended March 31, 2018 and 2017, respectively.

Note 6. Deferred Revenue

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

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

On April 3, 2016, 50 individuals purporting to be professional models and/or actresses filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans, alleging that images of Plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants. The Lawsuit further alleged that the unauthorized use of these images created, among other things, the false impression that these individuals either worked at, or endorsed, one or more of such clubs. The Lawsuit asserted causes of action under Section 43 of the Lanham Act, 28 U.S.C. § 1125(a)(1), premised on a theory of false endorsement and/or association; New York Civil Rights Law §§ 50-51; New York’s Deceptive Trade Practices Act, New York General Business Law § 349; as well as various common law torts, namely defamation, negligence, conversion, unjust enrichment and quantum meruit. The Lawsuit sought unspecified compensatory damages, punitive damages, as well as attorneys’ fees and costs. The Lawsuit also sought an injunction permanently enjoining the use of the individuals’ images to promote, via any medium, any of the clubs. On April 20, 2017, as a result of the claims asserted in the Lawsuit, we filed a third-party complaint (the “Third-Party Complaint”) against certain licensees, namely CG Consulting, LLC; Anthony Quaranta; High Five Management Group, Inc.; Club 2000 Eastern Avenue, Inc.; SCMD, LLC; David Baucom; Manhattan Fashion L.L.C.; Stone Park Entertainment, Inc.; Silver Bourbon, Inc.; Tampa Food & Entertainment, Inc.; Fuun House Productions, L.L.C.; Norm A Properties, LLC; Southeast Show Clubs, LLC; Michael Tomkovich; Palm Spring Grill LLC; Houston KP LLC; and Star Light Events LLC (collectively, “Third-Party Defendants”) asserting causes of action for breach of contract, breach of warranty, contractual indemnification, common law indemnification, contribution and breach of contract for failure to procure insurance. We maintained in the Third-Party Complaint, among other things, that pursuant to the Third-Party Defendants’ respective license agreements, each of the Third-Party Defendants are expressly obligated to indemnify, defend and hold the Company harmless in connection with the conduct giving rise to the claims asserted by Plaintiffs in the Lawsuit. Third-Party Defendants Club 2000 Eastern Avenue, Inc., Fuun House Productions, L.L.C., and Norm A Properties, LLC (collectively the “Defaulting Third-Party Defendants”) failed to respond to the Third-Party Complaint.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 5, 2017, the Court issued an Order granting in part, and denying in part, Defendants’ motion to dismiss the Complaint. The Court dismissed Plaintiffs’ claims sounding in negligence, conversion, unjust enrichment and quantum meruit. The remaining claims were not dismissed at that time. On August 4, 2018 the Court dismissed Plaintiffs’ claims against Defendants, including the Company, with prejudice, at Plaintiffs’ request following settlement with Defendants. The Company paid $1,300,000.00 to Plaintiffs in connection with the settlement. Between August 4, 2018 and October 9, 2018 the Court dismissed with prejudice the Company’s claims against the Third-Party Defendants, other than the Defaulting Third-Party Defendants, at the Company’s request following settlement with those Third-Party Defendants. The total amount of money paid to the Company by the settling Third-Party Defendants, and the Company’s insurance carrier, is $505,640.12. Scores has obtained Default Orders against Fuun House Productions, L.L.C. and Norm A Properties, LLC. The value of the Company’s claims against Fuun House Productions, L.L.C. and Norm A Properties, LLC are all that remain to be determined in the action. The Company became aware the week of December 17, 2018 that Fuun House Productions, L.L.C. has filed for bankruptcy protection.

On January 3, 2017, we, together with our subsidiary SLC, filed an action against CJ NYC Inc in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action we sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, we filled a motion for judgment by default. The court heard our motion on April 5, 2017, and on May 25, 2017 the court granted our motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $85,000 to SLC and $14,333.33 in damages and $529.99 in costs to us. All signage has been removed and we are attempting to collect on the default judgment, but we believe that Defendant no longer has any assets, leaving it unable to collect on the default judgment.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 31, 2017 we, together with our subsidiary SLC, filed an action against Funn House Productions LLC in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in New Haven, Connecticut. In this action we sought damages for breach of contract in the amount of $45,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the New Haven, Connecticut club and all websites and social media sites controlled by Defendant. The Defendant failed to appear and on February 28, 2017 the Court granted Plaintiffs’ motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $60,000. The parties negotiated a settlement agreement, which included a payment schedule, but then Defendant did not sign the proposed settlement agreement. We are attempting to collect on the default judgment, but we believe that Defendant no longer has any assets, leaving us unable to collect on the default judgment.

On July 25, 2017, plaintiff Dislenia Munoz, who formerly performed as an adult entertainer at Scores New York, owned in its entirety by I.M. Operating LLC, commenced a putative class action lawsuit against the Company, I.M. Operating LLC, Robert Gans and Mark Yackow in the Supreme Court of the State of New York, County of New York.  Plaintiff alleged that she and other similarly situated entertainers at Scores New York were misclassified as independent contractors, that they should have been classified as employees, and as a result, the Defendants violated, among other things, applicable state wage and hour laws. The Lawsuit sought unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. On June 22, 2018 Plaintiff (1) amended her complaint in the Lawsuit to excise her class allegations, and (2) discontinued the Lawsuit, without prejudice. Plaintiff has brought her claims in the Lawsuit in another forum against the Defendants, other than the Company, which is no longer a subject of Plaintiff’s claims.

The Company was served with a Summons and Complaint in the action entitled Luisa Santos de Oliveira v. Scores Holding Company, Inc.; Club Azure, LLC; Robert Gans; Mark S. Yackow; Howard Rosenbluth, Docket No. 1:18-cv-06769-GBD, in the United States District Court of the Southern District. Plaintiff claims that the Defendants violated the minimum wage and overtime provisions of the Fair Labor Standards Act (“FLSA”); violated the New York Minimum Wage Act and the overtime provisions of the New York State Labor Law (“NYLL”); violated the Spread of Hours Wage Order of the New York Commissioner of Labor; violated the Notice and Recordkeeping requirements of the NYLL; violated the wage statement provisions of the NYLL; recovery of equipment costs in violation of the FLSA and NYLL; and unlawful deductions from tips in violation of the NYLL. Plaintiff brought this action as a class action and seeks certification of this action as a collective action on behalf of herself and all other similarly situated employees and former employees of Defendants.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has submitted an Answer to Plaintiff’s claims and the case is currently in the discovery phase. The Company, along with the Co-defendants, intends to vigorously defend itself against the claims asserted against it in this lawsuit. The likelihood of an unfavorable outcome is remote because the Company’s records show, inter alia, that the Plaintiff never worked more than 25 hours per week.

On October 10, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against SCMD, LLC. the former licensee of SCORES Baltimore, said license having been terminated effective October 1, 2018. The civil action seeks damages for unpaid royalties in an amount of at least $170.000.00. The action is pending. Defendant removed the case to the US District Court for the Southern District of New York, 1-18-cv-11364-PGG. Plaintiff then filed an amended complaint in federal court. Defendant has filed a request for leave to file a motion to dismiss. That request is pending.

On September 14, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against New 4125 LLC and Mike Taraska, the licensee of SCORES Phoenix, for unpaid royalties in the amount of $47,500. The action is pending.

On April 22, 2018 we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against 1715 Northside Drive, Inc., the former licensee of SCORES Atlanta. The action was settled and is awaiting withdrawal.

On May 4, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Bonkers Space Coast Inc. and Ken Fees, the former licensee of the SCORES Green Bay, for unpaid royalties in the amount of $80,000.00. The Defendants have not appeared and Plaintiffs have filed a motion for judgment by default, which is currently awaiting decision. The default motion was recently denied on procedural grounds and plaintiff will refile.

On April 20, 2018 we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against The Cadillac Lounge LLC and Dick Shappy, the former licensee of SCORES Rhode Island for unpaid royalty fees. The action was settled for $50,000.00 and is awaiting withdrawal.

On April 25, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against South East Show Clubs LLC and Michael Tomkovich, the license of SCORES Jacksonville and SCORES Savannah, for unpaid royalties in the amount of $60,000.00. The action was settled and is awaiting withdrawal.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 3, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Silver Bourbon, Inc, the licensee of SCORES New Orleans, for unpaid royalties in the amount of $145,500.00. Defendant was served on September 19, 2018 and the action is pending.

On July 13, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Manhattan Fashions LLC, the licensee of SCORES Harvey for unpaid royalties in the amount of $84,000. Defendant was served on August 3, 2018 and the action is pending. A final notice of default was mailed on October 12, 2018.

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

Note 8. SUBSEQUENT EVENTS

Please see Note 4 for a detailed discussion of the August 4, 2018 Offset Agreement and Note 7 for events concerning legal matters.

Management evaluated subsequent events through the date of this filing and determined that no additional events have occurred that would require adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. There are eleven such clubs currently operating under the Scores name, in New York, New York; Chicago, Illinois; Tampa, Florida; New Orleans, Louisiana; Harvey, Louisiana; Mooresville, North Carolina; Palm Springs, Florida; Buffalo, New York; New Haven, Connecticut; Atlantic City, New Jersey and Las Vegas, Nevada.

On January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock. I.M. Operating LLC (“IMO”), which is partially owned by Robert M. Gans who is also our majority shareholder, has signed a licensing agreement with us and commenced operations in New York of a new club (the “New York Club”) under the Scores name in May 2009. Effective September 1, 2017 IMO no longer owned or operated the New York Club and terminated its licensing agreement with the Company. IMO sold the New York Club to Club Azure LLC (“CA”) which is owned by Mark Yackow who is the sole owner (100%) of CA and former Chief Operating Officer of IMO.

On August 6, 2010, we appointed Robert M. Gans as our President and Chief Executive Officer and as a member of our Board. Robert Gans and Martin Gans, one of our existing Board members, are brothers. Also on August 6, 2010, we appointed Howard Rosenbluth as our Treasurer and Chief Financial Officer.

Results of Operations

Three Months Ended March 31, 2018 (“the 2018 three-month period”) Compared to Three Months Ended March 31, 2017 (“the 2017 three-month period”).

Revenues:

Revenues decreased to $101,209 for the 2018 three-month period from $207,825 for the 2017 three-month period.

This decrease was primarily due to the decrease in the number of clubs paying royalties. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing increase or decreases are a direct result of revenues at the licensee level or structured with a flat monthly rate. In addition, the adoption of ASC 606 resulted in $49,750 of decreased revenue reported for the three months ended March 31, 2018. Since we elected to adopt ASC 606 using the modified retrospective approach, no changes were made to our previously issued financial statements, including the statement of income for the three months ended March 31, 2017. Excluding the impact of the adoption of ASC 606, gross revenue for the three months ended March 31, 2018 would have been $150,959, which was a decrease of $56,866 from the comparable prior period.

Other Income

Other income of $10,000 and $116,514 represents a recovery of royalty revenue previously written off as bad debt and collected during the three-month period ending March 31, 2018 and 2017, respectively.

General and Administrative Expenses:

General and administrative expenses decreased during the 2018 three-month period to $191,251 from $379,144 during the 2017 three-month period, which can largely be attributed to the litigation settlement accrual. Legal expenses attributable to ongoing litigation amounted to $17,064 for the three-month period ended March 31, 2018 and $44,426 for the three-month period ended March 31, 2017.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Loss:

Our net loss was $1,381,925 or ($.008) per share for the 2018 three-month period as compared to net loss of $52,955 or ($.000) per share for the 2017 three-month period. The increase in net loss for the 2018 three-month period from the 2017 three-month period was the result of the litigation settlement accrual.

Net income per share data for both the 2018 three-month period and the 2017 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Going Concern:

Various conditions such as the decrease in revenue, accumulated losses, significant debt, and the results of litigation raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash:

At March 31, 2018, we had $30,221 in cash and cash equivalents compared to $33,457 in cash and cash equivalents at December 31, 2017.

Operating Activities:

Net cash used in operating activities for the 2018 three-month period was ($37,688) and net cash used in operating activities for the 2017 three-month period was ($13,282). The decrease in cash is related to the decrease in royalty receipts.

Financing Activities:

As of March 31, 2018, we owed $15,000 in rent to our Westside Realty affiliate and $67,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of March 31, 2018 we had an accumulated deficit of $(7,605,323). As of March 31, 2018, we had total current assets of $125,190 and total current liabilities of $1,482,209 or negative working capital of $1,357,019. As of December 31, 2017, we had total current assets of $119,947 and total current liabilities of $155,292 or negative working capital of $35,345. The decrease in the amount of working capital has been primarily attributable to the decrease in cash from non-paying clubs.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 3, 2016, 50 individuals purporting to be professional models and/or actresses filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans, alleging that images of Plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants. The Lawsuit further alleged that the unauthorized use of these images created, among other things, the false impression that these individuals either worked at, or endorsed, one or more of such clubs. The Lawsuit asserted causes of action under Section 43 of the Lanham Act, 28 U.S.C. § 1125(a)(1), premised on a theory of false endorsement and/or association; New York Civil Rights Law §§ 50-51; New York’s Deceptive Trade Practices Act, New York General Business Law § 349; as well as various common law torts, namely defamation, negligence, conversion, unjust enrichment and quantum meruit. The Lawsuit sought unspecified compensatory damages, punitive damages, as well as attorneys’ fees and costs. The Lawsuit also sought an injunction permanently enjoining the use of the individuals’ images to promote, via any medium, any of the clubs. On April 20, 2017, as a result of the claims asserted in the Lawsuit, we filed a third-party complaint (the “Third-Party Complaint”) against certain licensees, namely CG Consulting, LLC; Anthony Quaranta; High Five Management Group, Inc.; Club 2000 Eastern Avenue, Inc.; SCMD, LLC; David Baucom; Manhattan Fashion L.L.C.; Stone Park Entertainment, Inc.; Silver Bourbon, Inc.; Tampa Food & Entertainment, Inc.; Fuun House Productions, L.L.C.; Norm A Properties, LLC; Southeast Show Clubs, LLC; Michael Tomkovich; Palm Spring Grill LLC; Houston KP LLC; and Star Light Events LLC (collectively, “Third-Party Defendants”) asserting causes of action for breach of contract, breach of warranty, contractual indemnification, common law indemnification, contribution and breach of contract for failure to procure insurance. We maintained in the Third-Party Complaint, among other things, that pursuant to the Third-Party Defendants’ respective license agreements, each of the Third-Party Defendants are expressly obligated to indemnify, defend and hold the Company harmless in connection with the conduct giving rise to the claims asserted by Plaintiffs in the Lawsuit. Third-Party Defendants Club 2000 Eastern Avenue, Inc., Fuun House Productions, L.L.C., and Norm A Properties, LLC (collectively the “Defaulting Third-Party Defendants”) failed to respond to the Third-Party Complaint.

On January 5, 2017, the Court issued an Order granting in part, and denying in part, Defendants’ motion to dismiss the Complaint. The Court dismissed Plaintiffs’ claims sounding in negligence, conversion, unjust enrichment and quantum meruit. The remaining claims were not dismissed at that time. On August 4, 2018 the Court dismissed Plaintiffs’ claims against Defendants, including the Company, with prejudice, at Plaintiffs’ request following settlement with Defendants. The Company paid $1,300,000.00 to Plaintiffs in connection with the settlement. Between August 4, 2018 and October 9, 2018 the Court dismissed with prejudice the Company’s claims against the Third-Party Defendants, other than the Defaulting Third-Party Defendants, at the Company’s request following settlement with those Third-Party Defendants. The total amount of money paid to the Company by the settling Third-Party Defendants, and the Company’s insurance carrier, is $505,640.12. Scores has obtained Default Orders against Fuun House Productions, L.L.C. and Norm A Properties, LLC. The value of the Company’s claims against Fuun House Productions, L.L.C. and Norm A Properties, LLC are all that remain to be determined in the action. The Company became aware the week of December 17, 2018 that Fuun House Productions, L.L.C. has filed for bankruptcy protection.

On January 3, 2017, we, together with our subsidiary SLC, filed an action against CJ NYC Inc in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action we sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, we filled a motion for judgment by default. The court heard our motion on April 5, 2017, and on May 25, 2017 the court granted our motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $85,000 to SLC and $14,333.33 in damages and $529.99 in costs to us. All signage has been removed and we are attempting to collect on the default judgment, but we believe that Defendant no longer has any assets, leaving it unable to collect on the default judgment.

On January 31, 2017 we, together with our subsidiary SLC, filed an action against Funn House Productions LLC in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in New Haven, Connecticut. In this action we sought damages for breach of contract in the amount of $45,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the New Haven, Connecticut club and all websites and social media sites controlled by Defendant. The Defendant failed to appear and on February 28, 2017 the Court granted Plaintiffs’ motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $60,000. The parties negotiated a settlement agreement, which included a payment schedule, but then Defendant did not sign the proposed settlement agreement. We are attempting to collect on the default judgment, but we believe that Defendant no longer has any assets, leaving us unable to collect on the default judgment.

On July 25, 2017, plaintiff Dislenia Munoz, who formerly performed as an adult entertainer at Scores New York, owned in its entirety by I.M. Operating LLC, commenced a putative class action lawsuit against the Company, I.M. Operating LLC, Robert Gans and Mark Yackow in the Supreme Court of the State of New York, County of New York. Plaintiff alleged that she and other similarly situated entertainers at Scores New York were misclassified as independent contractors, that they should have been classified as employees, and as a result, the Defendants violated, among other things, applicable state wage and hour laws. The Lawsuit sought unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. On June 22, 2018 Plaintiff (1) amended her complaint in the Lawsuit to excise her class allegations, and (2) discontinued the Lawsuit, without prejudice. Plaintiff has brought her claims in the Lawsuit in another forum against the Defendants, other than the Company, which is no longer a subject of Plaintiff’s claims.

The Company was served with a Summons and Complaint in the action entitled Luisa Santos de Oliveira v. Scores Holding Company, Inc.; Club Azure, LLC; Robert Gans; Mark S. Yackow; Howard Rosenbluth, Docket No. 1:18-cv-06769-GBD, in the United States District Court of the Southern District. Plaintiff claims that the Defendants violated the minimum wage and overtime provisions of the Fair Labor Standards Act (“FLSA”); violated the New York Minimum Wage Act and the overtime provisions of the New York State Labor Law (“NYLL”); violated the Spread of Hours Wage Order of the New York Commissioner of Labor; violated the Notice and Recordkeeping requirements of the NYLL; violated the wage statement provisions of the NYLL; recovery of equipment costs in violation of the FLSA and NYLL; and unlawful deductions from tips in violation of the NYLL. Plaintiff brought this action as a class action and seeks certification of this action as a collective action on behalf of herself and all other similarly situated employees and former employees of Defendants.

The Company has submitted an Answer to Plaintiff’s claims and the case is currently in the discovery phase. The Company, along with the Co-defendants, intends to vigorously defend itself against the claims asserted against it in this lawsuit. The likelihood of an unfavorable outcome is remote because the Company’s records show, inter alia, that the Plaintiff never worked more than 25 hours per week.

On October 10, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against SCMD, LLC. the former licensee of SCORES Baltimore, said license having been terminated effective October 1, 2018. The civil action seeks damages for unpaid royalties in an amount of at least $170.000.00. The action is pending. Defendant removed the case to the US District Court for the Southern District of New York, 1-18-cv-11364-PGG. Plaintiff then filed an amended complaint in federal court. Defendant has filed a request for leave to file a motion to dismiss. That request is pending.

On September 14, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against New 4125 LLC and Mike Taraska, the licensee of SCORES Phoenix, for unpaid royalties in the amount of $47,500. The action is pending.

On April 22, 2018 we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against 1715 Northside Drive, Inc., the former licensee of SCORES Atlanta. The action was settled and is awaiting withdrawal.

On May 4, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Bonkers Space Coast Inc. and Ken Fees, the former licensee of the SCORES Green Bay, for unpaid royalties in the amount of $80,000.00. The Defendants have not appeared and Plaintiffs have filed a motion for judgment by default, which is currently awaiting decision. The default motion was recently denied on procedural grounds and plaintiff will refile.

On April 20, 2018 we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against The Cadillac Lounge LLC and Dick Shappy, the former licensee of SCORES Rhode Island for unpaid royalty fees. The action was settled for $50,000.00 and is awaiting withdrawal.

On April 25, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against South East Show Clubs LLC and Michael Tomkovich, the license of SCORES Jacksonville and SCORES Savannah, for unpaid royalties in the amount of $60,000.00. The action was settled and is awaiting withdrawal.

On August 3, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Silver Bourbon, Inc, the licensee of SCORES New Orleans, for unpaid royalties in the amount of $145,500.00. Defendant was served on September 19, 2018 and the action is pending.

On July 13, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Manhattan Fashions LLC, the licensee of SCORES Harvey for unpaid royalties in the amount of $84,000. Defendant was served on August 3, 2018 and the action is pending. A final notice of default was mailed on October 12, 2018.

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

As reported in “Item 1. Legal Proceedings,” above, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) in the Voronina litigation in July 2018, and in August 2018 the Court entered an order dismissing the plaintiff’s claims against the defendants with prejudice. Metropolitan Lumber, Hardware and Building Supplies, Inc. (“Metropolitan”), a company wholly-owned by Robert M. Gans, the Chief Executive Officer and a director of the Company, loaned the Company an aggregate of $770,000 to enable the Company to make the payments called for by the Agreement.

As previously reported, in February 2017 the Company entered into settlement agreements (each, a “Royalty Settlement Agreement”) with Star Light Events LLC (“Star Light”), Swan Media Group, Inc. (“Swan”), I.M. Operating LLC (“IMO”) (Star Light, Swan and IMO are sometimes referred to individually as a “Licensee” and collectively as the “Licensees”) and Robert M. Gans. Robert M. Gans is the owner of a majority of the equity of each of the Licensees. Pursuant to the Royalty Settlement Agreements, the Company forgave the repayment of a certain portion of unpaid, past-due royalties in return for the respective Licensees’ agreements to pay the remainder (the “Royalty Settlement Amount”) of the unpaid royalties, plus interest, to the Company. The Royalty Settlement Amount for each Licensee was represented by a promissory note, and Robert M. Gans guaranteed the payment of each Licensee’s obligations under the Settlement Agreement.

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259.68 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $399,139 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronino Note”), which bears simple interest at the rate of 4% per annum, in 28 consecutive monthly installments of $15,000, and a final installment of $121.05, with the initial installment due and payable on January 1, 2019 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. As of April 15, 2019, the principal balance of the Voronino Note was $405,835.81. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees.

The Offset Agreement is appended to this Quarterly Report on Form 10-Q as Exhibit 10.1.

Item 6.  Exhibits.

Exhibit No.	Description
10.1	*Settlement and Offset Agreement, effective as of December 1, 2018, by and among Scores Holding Company, Inc., Star Light Events LLC, Swan Media Group, Inc., I.M. Operating LLC, Metropolitan Lumber, Hardware and Building Supplies, Inc. and Robert M. Gans
31.1	*Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	*Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	±Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	±Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	*XBRL Instance Document
101.SCH	*XBRL Taxonomy Schema Document
101.CAL	*XBRL Taxonomy Calculation Linkbase Document
101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
±	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Date: May 2, 2019	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2019	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

