Form 10-Q
period 2018-06-30
SCORES HOLDING CO INC
filed 2019-09-27
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 10, 2019 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “intends,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” the negative thereof or comparable terminology. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document, except as required by law.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$177,795	$33,457
Trade receivables - including affiliates, net of allowance of $330,153 and $345,153, respectively	81,115	73,943
Prepaid expenses	46,644	12,547

Total Current Assets	305,554	119,947

TOTAL ASSETS	$305,554	$119,947

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$102,640	$75,450
Accrued expenses, related	21,744	15,842
Accrued litigation settlement	1,300,000	-
Security deposit payable	-	20,000
Related party payable	60,000	30,000
Deferred revenue	-	14,000

Total Current Liabilities	1,484,384	155,292

Deferred revenue - long term	52,000	35,750

TOTAL LIABILITIES	1,536,384	191,042

Commitments and Contingencies (Note 7)	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186

Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(7,454,133)	(6,294,398)

Total Stockholders' (Deficit)	(1,230,830)	(71,095)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$305,554	$119,947

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES

Royalty Revenue	$293,866	$193,393	$395,075	$398,218
Initiation Fee	-	3,500	-	6,500

Total Revenue	293,866	196,893	395,075	404,718

EXPENSES

General and Administrative Expenses	167,053	302,083	358,304	681,227

LOSS FROM OPERATIONS	126,813	(105,190)	36,771	(276,509)

OTHER INCOME/(EXPENSE)

Litigation Settlement	-	-	(1,300,000)	-
Interest Income/(Expense), net	(198)	695	(705)	2,545
Other Income	25,075	45,140	35,075	161,654

TOTAL OTHER INCOME/(EXPENSE)	24,877	45,835	(1,265,630)	164,199

NET INCOME/(LOSS) BEFORE INCOME TAXES	151,690	(59,355)	(1,228,859)	(112,310)

INCOME TAXES	500	(16,150)	1,876	(16,150)

NET INCOME/(LOSS)	$151,190	$(43,205)	$(1,230,735)	$(96,160)

NET INCOME/(LOSS) PER SHARE-Basic and Diluted	0.00	(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - Basic and Diluted	165,186,144	165,186,144	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,230,735)	$(96,160)

Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of bad debts	(236,654)	(141,654)
ASC 606 revenue recognition	71,000	-

Changes in assets and liabilities:
Licensee receivable	229,482	122,011
Prepaid expenses	(34,097)	(41,603)
Security deposit payable	(20,000)	-
Accounts payable and accrued expenses	27,190	39,003
Accrued expenses, related party	5,902	(6,059)
Accrued litigation settlement	1,300,000	-
Deferred revenue	2,250	(6,500)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	114,338	(130,962)

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	30,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	-

NET INCREASE(DECREASE) IN CASH	144,338	(130,962)
Cash and cash equivalents - beginning of period	33,457	228,842
Cash and cash equivalents - end of period	$177,795	$97,880

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$705	$300
Cash paid for income taxes	$1,875	$-

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2017 AND SIX MONTHS ENDED JUNE 30, 2018

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of December 31, 2016	$165,186,144	$165,186	$6,058,117	$(6,065,153)	$158,150

Net Loss	-	-	-	(229,245)	(229,245)

Balance as of December 31, 2017	165,186,144	165,186	6,058,117	(6,294,398)	(71,095)

ASC 606 revenue recognition	-	-	-	71,000	71,000

Net Loss	-	-	-	(1,230,735)	(1,230,735)

Balance as of June 30, 2018	$165,186,144	$165,186	$6,058,117	$(7,454,133)	$(1,230,830)

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2018.

Note 2. Summary of Significant Accounting Principles

Going Concern

As of June 30, 2018 the Company has cumulative losses totaling $(7,454,133) and negative working capital of $1,178,830. The Company had a net loss of $(1,230,735) for the six months ended June 30, 2018. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

With regards to 2018, concentrations of sales from 4 licensees range from 12% to 38%, totaling 76%. There are receivables from 4 licensees ranging from 13% to 26% totaling 81%. Included in these amounts for 2018 are sales from 0 licensees considered a related party. There are receivables from these 3 licensees that are considered related parties of 19%, 23% and 26%, most of which has been reserved.

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

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended June 30, 2018 and 2017, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. As of June 30, 2018, there are no outstanding stock equivalents.

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

Recently Issued Accounting Standards Update

New accounting standards not yet adopted

In January 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 01 Recognition and Measurement of Financial Assets and Financial Liabilities” intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing GAAP by requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities. Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The ASU on recognition and measurement went into effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon review of the provisions of this ASU it has been determined there is no material effect on our results of operations, cash flows or financial condition.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Major products/service lines
Licensing fees - royalty revenue	$293,866	$193,393	$395,075	$398,218
Initiation fees	$0	$3,500	$0	$6,500
Total Revenue	$293,866	$196,893	$395,075	$404,718

Timing of revenue recognition
Products transferred at a point in time	$0	$3,500	$0	$6,500
Products and services transferred over time	$293,866	$193,393	$395,075	$398,218
	$293,866	$196,893	$395,075	$404,718

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers:

	June 30, 2018	December 31, 2017
Assets
Trade receivables - including affiliates, net	$81,115	$73,943
Liabilities
Deferred revenue	$0	$14,000
Deferred revenue - long term	$52,000	$35,750

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

Note 4. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc., (“Swan”) a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $104,986 and $104,986 in unpaid royalties and expenses as of June 30, 2018 and December 31, 2017, respectively which has been fully reserved.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $76,726 and $76,726 as of June 30, 2018 and December 31, 2017 respectively which has been fully reserved.

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

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $15,000 and $7,500 in unpaid rents as of June 30, 2018 and December 31, 2017, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015 the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $45,000 and $22,500 in unpaid management services as of June 30, 2018 and December 31, 2017, respectively.

The Company has accrued expenses of $21,744 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $21,744 and $15,842 as of June 30, 2018 and December 31, 2017, respectively.

Effective July 1, 2018 after being having been closed from August 15, 2016 to June 28, 2018, we terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, we also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. Starlight will purchase the licensed products from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, our Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $93,442 and $93,442 as of June 30, 2018 and December 31, 2017, respectively which has been fully reserved.

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

On August 4, 2018 the Company settled the Plaintiffs claims in the Voronina matter for $1,300,000. See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan Lumber, Hardware and Building Supplies, Inc., a company wholly-owned by Robert M. Gans, the Chief Executive Officer and a director of the Company, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. In addition to the aforementioned loan and as discussed further in Note 7 the Company filed a third party complaint against certain licensees. The amount of money paid to the Company by settling with Third-Party Defendants and the Company’s insurance carrier was $505,660.

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

The total amounts due to the various related parties as of June 30, 2018 and December 31, 2017 was $81,744 and $45,842 respectively and the total amounts due to the Company from the various related parties as of June 30, 2018 and December 31, 2017 was $275,154 and $275,154, respectively of which $275,154 has been reserved as June 30, 2018.

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

IMO’s members are our majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making IMO a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 0% and 0% of our royalty revenues for the six months ended June 30, 2018 and 2017, respectively. Mr. Gans is also the majority owner (80%) of Swan, which accounted for 0% and 0% of our royalty revenues for the six months ended June 30, 2018 and 2017, respectively. Mr. Gans is also the majority owner (92.165%) of Starlight, which accounted for 0% and 0% of our royalty revenues for the six months ended June 30, 2018 and 2017, respectively.

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

On October 10, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against SCMD, LLC. the former licensee of SCORES Baltimore, said license having been terminated effective October 1, 2018. The civil action seeks damages for unpaid royalties in an amount of at least $170,000.00. The action is pending. Defendant removed the case to the US District Court for the Southern District of New York, 1-18-cv-11364-PGG. Plaintiff then filed an amended complaint in federal court. Defendant has filed a request for leave to file a motion to dismiss. That request is pending.

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

On January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock. I.M. Operating LLC (“IMO”), which is partially owned by Robert M. Gans who is also our majority shareholder, has signed a licensing agreement with us and commenced operations in New York of a new club (the “New York Club”) under the Scores name in May 2009. Effective September 1, 2017, IMO no longer owned or operated the New York Club and terminated its licensing agreement with the Company. IMO sold the New York Club to Club Azure LLC (“CA”) which is owned by Mark Yackow who is the sole owner (100%) of CA and former Chief Operating Officer of IMO.

On August 6, 2010, we appointed Robert M. Gans as our President and Chief Executive Officer and as a member of our Board. Robert Gans and Martin Gans, one of our existing Board members, are brothers. Also on August 6, 2010, we appointed Howard Rosenbluth as our Treasurer and Chief Financial Officer.

Results of Operations

Three Months Ended June 30, 2018 (“the 2018 three-month period”) Compared to Three Months Ended June 30, 2017 (“the 2017 three-month period”).

Revenues:

Revenues increased to $293,866 for the 2018 three-month period from $196,893 for the 2017 three-month period.

This increase was primarily due to the deposit of a new licensee. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing increase is a direct result of revenues at the licensee level or structured with a flat monthly rate. In addition, the adoption of ASC 606 resulted in $27,000 of decreased revenue reported for the three months ended June 30, 2018. Since we elected to adopt ASC 606 using the modified retrospective approach, no changes were made to our previously issued financial statements, including the statement of income for the three months ended June 30, 2017. Excluding the impact of the adoption of ASC 606, gross revenue for the three months ended June 30, 2018 would have been $320,866, which was an increase of $123,973 from the comparable prior period.

Other Income

Other income of $25,075 and $45,140 represents a recovery of royalty revenue previously written off as bad debt and collected during the three-month period ending June 30, 2018 and 2017, respectively.

General and Administrative Expenses:

General and administrative expenses decreased during the 2018 three-month period to $167,053 from $302,083 during the 2017 three-month period, which can be attributed to the decrease in salary and other expenses. Legal expenses, which are reflected in general and administrative expenses, attribute to ongoing litigation in the amount of $45,197 for the three-month period ended June 30, 2018 and $25,588 for the three-month period ended June 30, 2017.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income/(Loss):

Our net income was $151,190 or $.00 per share for the 2018 three-month period as compared to net loss of $43,205 or ($.00) per share for the 2017 three-month period.

Net income/(loss) per share data for both the 2018 three-month period and the 2017 three-month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

Six Months Ended June 30, 2018 (the “2018 six-month period”) Compared to Six Months Ended June 30, 2017 (the “2017 six-month period”).

Revenues:

Revenues decreased to $395,075 for the 2018 six-month period from $404,718 for the 2017 six-month period.

This slight decrease was primarily due to the decrease in clubs paying royalties timely. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing decrease is a direct result of revenues at the licensee level or structured with a flat monthly rate.

Other Income:

Other income of $35,075 and $161,654 represents a recovery of royalty revenue previously written off as bad debt and collected during the six-month period ending June 30, 2018 and 2017, respectively.

General and Administrative Expenses:

General and administrative expenses decreased during the 2018 six-month period to $358,304 from $681,227 during the 2017 six-month period.  General and administrative expenses decreased approximately by $322,923 from 2018 to 2017, which can be attributed to the decrease in bad debt expense.  Legal expenses, which are reflected in general and administrative expenses, attribute to ongoing litigation amounted to $62,261 for the six-month period ended June 30, 2018 and $70,014 for the six-month period ended June 30, 2017.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Loss:

Our net loss was $1,230,735 or ($.01) per share for the 2018 six-month period as compared to net loss of $96,160 or ($.00) per share for the 2017 six-month period. The increase in net loss for the 2018 six-month period from the 2017 six-month period was the result of a $1,300,000 litigation settlement. Further discussion of this matter can be found in Note 7 of the Notes to Condensed Consolidated Financial Statements and in Item 1. Legal Proceedings of Part II – Other Information.

Net income/(loss) per share data for both the 2018 six-month period and the 2017 six-month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At June 30, 2018, we had $177,795 in cash and cash equivalents compared to $33,457 in cash and cash equivalents at December 31, 2017.

Operating Activities:

Net cash provided by operating activities for the 2018 six-month period was $114,338 and net cash used in operating activities for the 2017 six-month period was ($130,962). The increase in cash provided by operating activities is related to the recognition of ASC 606 revenue and decrease in accrued expenses.

Financing Activities:

As of June 30, 2018, we owed $15,000 in rent to our Westside Realty affiliate and $45,000 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of June 30, 2018 we had an accumulated deficit of $(7,454,133). As of June 30, 2018, we had total current assets of $305,554 and total current liabilities of $1,484,384 or negative working capital of $1,178,830. As of December 31, 2017, we had total current assets of $119,947 and total current liabilities of $155,292 or negative working capital of $35,345. The decrease in the amount of working capital has been primarily attributable to the decrease in cash from non-paying clubs.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of June 30, 2018, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of June 30, 2018 because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies identified above contributed to the delay in filing of our Quarterly Report on Form 10-Q for the three- and six- month periods ended June 30, 2018 and subsequent reports, and should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three- and six- month periods ended June 30, 2018.

Management's Remediation Plan

In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2018, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) in the Voronina litigation, and in August 2018 the Court entered an order dismissing the plaintiff’s claims against the defendants with prejudice. Metropolitan Lumber, Hardware and Building Supplies, Inc. (“Metropolitan”), a company wholly-owned by Robert M. Gans, the Chief Executive Officer and a director of the Company, loaned the Company an aggregate of $770,000 to enable the Company to make the payments called for by the Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description
10.1	Settlement and Offset Agreement, effective as of December 1, 2018, by and among Scores Holding Company, Inc., Star Light Events LLC, Swan Media Group, Inc., I.M. Operating LLC, Metropolitan Lumber, Hardware and Building Supplies, Inc. and Robert M. Gans (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q, filed on May 2, 2019)
31.1	*Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	*Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	±Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	±Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101. INS	*XBRL Instance Document
101. SCH	*XBRL Taxonomy Schema Document
101. CAL	*XBRL Taxonomy Calculation Linkbase Document
101. DEF	*XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	*XBRL Taxonomy Extension Label Linkbase Document
101. PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
±	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Date: September 27, 2019	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 27, 2019	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)