Form 10-Q
period 2018-09-30
SCORES HOLDING CO INC
filed 2019-11-13
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 12, 2019 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “intends,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” the negative thereof or comparable terminology. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document,except as required by law.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$13,352	$33,457
Trade receivables - including affiliates, net of allowance of $152,356 and $345,153, respectively	102,356	73,943
Prepaid expenses	29,358	12,547

Total Current Assets	145,066	119,947

TOTAL ASSETS	$145,066	$119,947

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$173,262	$75,450
Accrued expenses, related	33,061	15,842
Security deposit payable	-	20,000
Related party payable	90,000	30,000
Deferred revenue	-	14,000
Total Current Liabilities	296,323	155,292

Related party loan payable - long term	399,139	-
Deferred revenue - long term	88,500	35,750

TOTAL LIABILITIES	783,962	191,042

Commitments and Contingencies (Note 7)	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,862,199)	(6,294,398)

Total Stockholders' (Deficit)	(638,896)	(71,095)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$145,066	$119,947

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES

Royalty Revenue	$234,489	$136,085	$629,564	$534,303
Initiation Fee	-	3,500	-	10,000

Total Revenue	$234,489	$139,585	$629,564	$544,303

EXPENSES

General and Administrative Expenses	209,636	317,454	567,940	998,681

INCOME/(LOSS) FROM OPERATIONS	24,853	(177,869)	61,624	(454,378)

OTHER INCOME/(EXPENSE)

Litigation Settlement	325,660	-	(974,340)	-
Interest Income/(Expense), net	13,890	(192)	13,185	2,353
Other Income	227,545	30,000	262,620	191,654

TOTAL OTHER INCOME/(EXPENSE)	567,095	29,808	(698,535)	194,007

NET INCOME/(LOSS) BEFORE INCOME TAXES	$591,948	$(148,061)	$(636,911)	$(260,371)

INCOME TAXES	14	(7,176)	1,890	8,974

NET INCOME/(LOSS)	$591,934	$(155,237)	$(638,801)	$(251,397)

NET INCOME/(LOSS) PER SHARE-Basic and Diluted	0.00	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING - Basic and Diluted	$165,186,144	$165,186,144	$165,186,144	$165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(638,801)	$(251,397)

Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of bad debts	(241,654)	(191,654)
ASC 606 revenue recognition	71,000	-

Changes in assets and liabilities:
Licensee receivable	213,241	182,053
Prepaid expenses	(16,811)	(12,785)
Security deposit payable	(20,000)	(10,000)
Accounts payable and accrued expenses	97,812	41,976
Accrued expenses, related party	17,219	32,770
Deferred revenue	38,750	(10,000)

NET CASH USED IN OPERATING ACTIVITIES	(479,244)	(219,037)

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	60,000	-
Loan payable	399,139	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	459,139	-

NET DECREASE IN CASH	(20,105)	(219,037)
Cash and cash equivalents - beginning of period	33,457	228,842
Cash and cash equivalents - end of period	$13,352	$9,805

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$909	$300
Cash paid for income taxes	$1,890	$-

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2017 AND NINE MONTHS ENDED SEPTEMBER 30, 2018

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of December 31, 2016	165,186,144	$165,186	$6,058,117	$(6,065,153)	$158,150

Net Loss	-	-	-	(52,955)	(52,955)

Balance as of March 31, 2017	-	$-	$-	$(6,118,108)	$105,195

Net Loss	-	-	-	(43,205)	(43,205)

Balance as of June 30, 2017	-	$-	$-	$(6,161,313)	$61,990

Net Loss	-	-	-	(155,237)	(155,237)

Balance as of September 30, 2017	-	$-	$-	$(6,316,550)	$(93,247)

Balance as of December 31, 2017	165,186,144	$165,186	$6,058,117	$(6,294,398)	$(71,095)

ASC 606 revenue recogonition	-	-	-	71,000	71,000

Net Loss	-	-	-	(1,381,925)	(1,381,925)

Balance as of March 31, 2018	165,186,144	$165,186	$6,058,117	$(7,605,323)	$(1,382,020)

Net Income	-	-	-	151,190	151,190

Balance as of June 30, 2018	165,186,144	$165,186	$6,058,117	$(7,454,133)	$(1,230,830)

Net Income	-	-	-	591,934	591,934

Balance as of September 30, 2018	165,186,144	$165,186	$6,058,117	$(6,862,199)	$(638,896)

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

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements of the Company include the accounts of Scores Licensing Corp. (“SLC”), its wholly-owned subsidiary.

The Company's condensed consolidated financial statements include the Company's accounts, as well as those of its wholly-owned subsidiary.  Certain prior period amounts have been reclassified to conform to the current period presentation. The Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2018.

Note 2. Summary of Significant Accounting Principles

Going Concern

As of September 30, 2018, the Company has cumulative losses totaling $(6,862,199) and negative working capital of $151,257. The Company had a net loss of $(638,801) for the nine months ended September 30, 2018. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earns royalty revenues and to a lesser extent initiation fees from 12 licensees.

With regards to September 30, 2018, concentrations of sales from 4 licensees range from 11% to 24%, totaling 70%. There are receivables from 3 licensees ranging from 16% to 33%, totaling 77%. Included in these amounts as of September 30, 2018 are sales from 1 licensee considered a related party. There are no receivables from these licensees that are considered related parties.

With regards to September 30, 2017, concentrations of sales from 3 licensees range from 12% to 18%, totaling 47%. There are receivables from 4 licensees ranging from 19% to 26%, totaling 87%. There are no sales from licensees considered a related party. There are receivables from these 3 licensees that are considered related parties of 19%, 23% and 26%, most of which has been reserved.

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

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2018 and 2017, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. As of September 30, 2018, there are no outstanding stock equivalents.

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

Recently Issued Accounting Standards Update

Revenue Recognition

In January 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 01 Recognition and Measurement of Financial Assets and Financial Liabilities” intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing GAAP by requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities. Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The ASU on recognition and measurement went into effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon review of the provisions of this ASU it has been determined there is no material effect on the Company's results of operations, cash flows or financial condition.

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Note 3. Revenue Recognition

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”). ASC 606 was applied using the modified retrospective method. Accordingly, comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”). There was a cumulative effect of $71,000 to be recognized as an adjustment to opening retained earnings at January 1, 2018 related to deferred revenue booked from initiation fees that were received in prior years of $49,750 that would have been recognized at a point in time and revenues that would be recognized on the accrual basis in the prior years based on collection probability assessment of $21,250. Under ASC 605, initiation fee revenue was to be deferred and recognized over the life of the contract while most royalty revenues were recognized as collected. However, under ASC 606, revenue from the initiation fees are recognizable when at a point in time (first month of the contract) and royalty revenues are recognized over time for those contracts with probable collections.

The Company's license fee revenue is generated from royalties earned through intellectual property licensing agreements which permit the licensee to use the recognition and status of the Scores brand in order to promote their businesses. Under ASC 606, revenue is recognized throughout the life of the executed licensing agreement. The Company measures revenue based on consideration specified in a contract with a customer. Furthermore, the Company recognizes revenue when it satisfies a performance obligation by transferring control over the service to its customer.

A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The Company's customers typically receive the benefit of its services as they are performed. Substantially all customer contracts provide that the Company is compensated for services performed to date. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Nature of goods and services

The following is a description of the Company's products and services from which it generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

i. Licensing Revenue

Licensing fees represent the fees the Company receives from the licensing of the Company's Scores trademark. The terms of the royalties earned under these license agreements vary from a flat monthly fee to a percentage of the revenues of the licensee on a monthly basis. The licensing rights are transferred to the Company's customers over time, and the Company recognizes licensing revenue over time because the customer will simultaneously receive and consume the benefit from the license as the performance occurs.

ii. Stand-Ready for Consulting and Club Set-up Services

The Company offers an initial set-up and consultation to new clubs in order to aid in the opening and operation. The services are provided within the first month of any licensing agreements, and sometimes are not requested by the licensee and therefore never provided.

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Major products/service lines
Licensing fees - royalty revenue	$234,489	$136,085	$629,564	$534,303
Initiation fees	0	3,500	0	10,000
Total Revenue	$234,489	$139,585	$629,564	$544,303

Timing of revenue recognition
Products transferred at a point in time	$0	$3,500	$0	$10,000
Products and services transferred over time	234,489	136,085	629,564	534,303
	$234,489	$139,585	$629,564	$544,303

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers:

	September 30, 2018	December 31, 2017
Assets
Trade receivables - including affiliates, net	$102,356	$73,943
Liabilities
Deferred revenue	$0	$14,000
Deferred revenue - long term	$88,500	$35,750

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

Note 4. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company's trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc., (“Swan”) a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $104,986 in unpaid royalties and expenses as of September 30, 2018 and December 31, 2017, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $76,726 as of September 30, 2018 and December 31, 2017 respectively.

On August 31, 2017, IMO entered into an agreement to sell all of its assets to Club Azure LLC (“CA”). Effective September 1, 2017, IMO no longer operated Scores New York and terminated its licensing agreement with the Company. Mark Yackow, an unrelated party, is the sole owner (100%) of CA and former Chief Operating Officer of IMO. Effective September 1, 2017, the Company granted an exclusive, non-transferable license for the use of the “Scores New York” to CA for its gentlemen’s club in New York City. Royalties under this license are payable at a rate of $5,000 per month, commencing in September 2017, and the license is for a term of five years, with five successive five-year renewal terms.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $22,500 and $7,500 in unpaid rents as of September 30, 2018 and December 31, 2017, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $67,500 and $22,500 in unpaid management services as of September 30, 2018 and December 31, 2017, respectively.

The Company has accrued expenses of $33,061 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $33,061 and $15,842 as of September 30, 2018 and December 31, 2017, respectively.

Effective July 1, 2018, after being having been closed from August 15, 2016 to June 28, 2018, the Company terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing the Company's trademarks. Starlight will purchase the licensed products from the Company or its affiliates at cost plus 25%. Robert M. Gans, the Company's President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, the Company's Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $0 and $93,442 as of September 30, 2018 and December 31, 2017, respectively.

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

Effective February 28, 2017 (the “Effective Date”), the Company entered into separate Settlement Agreements (each, a “Settlement Agreement”) with three licensees, IMO, Star Light and Swan, controlled by Robert M. Gans, the Company's President, Chief Executive Officer and a member of its Board of Directors.

As of the Effective Date, IMO owed the Company an aggregate of $255,406 in unpaid royalties and other fees. Under its Settlement Agreement, IMO has agreed to pay the entire amount owed to the Company, in full settlement of all claims the Company may have against it. The settlement amount is payable pursuant to a promissory note in 22 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year. Included as an event of default under the note is a requirement that IMO remain current in its obligations to the Company under its license agreement from and after the Effective Date.  This obligation was satisfied under the terms of the Offset Agreement as discussed further below.

As of the Effective Date, Starlight owed the Company an aggregate of $250,000 in unpaid royalties and other fees. Starlight is currently inactive and has no revenue. Under its Settlement Agreement, Starlight has agreed to pay the Company $75,000, in full settlement of all claims the Company may have against it. The settlement amount is payable pursuant to a promissory note in 10 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year. This obligation was satisfied under the terms of the Offset Agreement as discussed further below.

As of the Effective Date, Swan owed the Company an aggregate of $166,000 in unpaid royalties and other fees. Swan is currently unprofitable. Under its Settlement Agreement, Swan has agreed to pay the Company $50,000, in full settlement of all claims the Company may have against it. The settlement amount is payable pursuant to a promissory note in 10 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year. Included as an event of default under the note is a requirement that Swan remain current in its obligations to the Company under its license agreement from and after the Effective Date. This obligation was satisfied under the terms of the Offset Agreement as discussed further below.

On August 4, 2018, the Company settled the Plaintiffs claims in the Voronina matter for $1,300,000. See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan Lumber, Hardware and Building Supplies, Inc., a company wholly-owned by Robert M. Gans, the Chief Executive Officer and a director of the Company, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. In addition to the aforementioned loan and as discussed further in Note 7, the Company filed a third party complaint against certain licensees. The amount of money paid to the Company by settling with Third-Party Defendants and the Company’s insurance carrier was $505,660, which includes $325,660 paid during the nine months ended September 30, 2018.

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

The past due amounts under the Royalty Settlement Agreements were $382,259 as of December 1, 2018. On this date the Company entered into an agreement to offset the Royalty Amount against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $399,139 pursuant to the terms of a certain Settlement and Offset Agreement made by and among the Company, Star Light, Swan, Metropolitan and Robert M. Gans.

The total amounts due to the various related parties as of September 30, 2018 and December 31, 2017 was $522,200 and $45,842 respectively and the total amounts due to the Company from the various related parties as of September 30, 2018 and December 31, 2017 was $0 and $275,154, respectively.

Note 5. Licensees

The Company has 12 license agreements which were obtained between 2003 and 2018.

On March 18, 2016, the Company (through its subsidiary Scores Licensing Corp.) entered into a Trademark License (the “Trademark License”) with Michael Blutrich. The Trademark License grants Mr. Blutrich the non-exclusive use of the Company’s registered trademarks, related logos and other intellectual property in connection with the development, production and distribution of a potential scripted television series, mini-series or movie of the week (the “Series”). Under the Trademark License, the Company will receive three percent of all fees, contingent compensation and other consideration that Mr. Blutrich receives in connection with the Series. Mr. Blutrich is permitted to assign the Trademark License without consideration to third-parties. The term of the Trademark License is for one year, which term may and has been extended. Effective March 18, 2016, the Company and Mr. Blutrich entered into an addendum to the Trademark License, extending the license to a book about Scores.

See Note 7 for litigation relating to a few of the Company’s license agreements.

IMO’s members are the Company's majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making IMO a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). IMO accounted for 22% and 0% of the Company's royalty revenues for the nine months ended September 30, 2018 and 2017, respectively. Mr. Gans is also the majority owner (80%) of Swan, which accounted for 0% and 0% of the Company royalty revenues for the nine months ended September 30, 2018 and 2017, respectively. Mr. Gans is also the majority owner (92.165%) of Starlight, which accounted for 0% and 0% of the Company's royalty revenues for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans the Company's majority shareholder, for $2,500 a month.

On April 3, 2016, 50 individuals purporting to be professional models and/or actresses filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans, alleging that images of Plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants. The Lawsuit further alleged that the unauthorized use of these images created, among other things, the false impression that these individuals either worked at, or endorsed, one or more of such clubs. The Lawsuit asserted causes of action under Section 43 of the Lanham Act, 28 U.S.C. § 1125(a)(1), premised on a theory of false endorsement and/or association; New York Civil Rights Law §§ 50-51; New York’s Deceptive Trade Practices Act, New York General Business Law § 349; as well as various common law torts, namely defamation, negligence, conversion, unjust enrichment and quantum meruit. The Lawsuit sought unspecified compensatory damages, punitive damages, as well as attorneys’ fees and costs. The Lawsuit also sought an injunction permanently enjoining the use of the individuals’ images to promote, via any medium, any of the clubs. On April 20, 2017, as a result of the claims asserted in the Lawsuit, the Company filed a third-party complaint (the “Third-Party Complaint”) against certain licensees, namely CG Consulting, LLC; Anthony Quaranta; High Five Management Group, Inc.; Club 2000 Eastern Avenue, Inc.; SCMD, LLC; David Baucom; Manhattan Fashion L.L.C.; Stone Park Entertainment, Inc.; Silver Bourbon, Inc.; Tampa Food & Entertainment, Inc.; Fuun House Productions, L.L.C.; Norm A Properties, LLC; Southeast Show Clubs, LLC; Michael Tomkovich; Palm Spring Grill LLC; Houston KP LLC; and Star Light Events LLC (collectively, “Third-Party Defendants”) asserting causes of action for breach of contract, breach of warranty, contractual indemnification, common law indemnification, contribution and breach of contract for failure to procure insurance. The Company maintained in the Third-Party Complaint, among other things, that pursuant to the Third-Party Defendants’ respective license agreements, each of the Third-Party Defendants are expressly obligated to indemnify, defend and hold the Company harmless in connection with the conduct giving rise to the claims asserted by Plaintiffs in the Lawsuit. Third-Party Defendants Club 2000 Eastern Avenue, Inc., Fuun House Productions, L.L.C., and Norm A Properties, LLC (collectively the “Defaulting Third-Party Defendants”) failed to respond to the Third-Party Complaint.

On January 5, 2017, the Court issued an Order granting in part, and denying in part, Defendants’ motion to dismiss the Complaint. The Court dismissed Plaintiffs’ claims sounding in negligence, conversion, unjust enrichment and quantum meruit. The remaining claims were not dismissed at that time. On August 4, 2018, the Court dismissed Plaintiffs’ claims against Defendants, including the Company, with prejudice, at Plaintiffs’ request following settlement with Defendants. During the nine months ended September 30, 2018, the Company paid $1,300,000 to Plaintiffs in connection with the settlement. Between August 4, 2018 and October 9, 2018, the Court dismissed with prejudice the Company’s claims against the Third-Party Defendants, other than the Defaulting Third-Party Defendants, at the Company’s request following settlement with those Third-Party Defendants. The total amount of money paid to the Company by the settling Third-Party Defendants, and the Company’s insurance carrier, is $505,660, which includes $325,660 paid during the nine months ended September 30, 2018. Scores has obtained Default Orders against Fuun House Productions, L.L.C. and Norm A Properties, LLC. The value of the Company’s claims against Fuun House Productions, L.L.C. and Norm A Properties, LLC are all that remain to be determined in the action. The Company became aware the week of December 17, 2018 that Fuun House Productions, L.L.C. has filed for bankruptcy protection.

On January 3, 2017, the Company, together with its subsidiary SLC, filed an action against CJ NYC Inc. in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action the Company sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, the Company filed a motion for judgment by default. The court heard the Company motion on April 5, 2017, and on May 25, 2017, the court granted the Company's motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $85,000 to SLC and $14,333.33 in damages and $529.99 in costs to the Company. All signage has been removed and the Company is attempting to collect on the default judgment, but it believes that Defendant no longer has any assets, leaving the Company unable to collect on the default judgment.

On January 31, 2017, the Company, together with its subsidiary SLC, filed an action against Funn House Productions LLC in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in New Haven, Connecticut. In this action the Company sought damages for breach of contract in the amount of $45,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the New Haven, Connecticut club and all websites and social media sites controlled by Defendant. The Defendant failed to appear and on February 28, 2017, the Court granted Plaintiffs’ motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $60,000. The parties negotiated a settlement agreement, which included a payment schedule, but then Defendant did not sign the proposed settlement agreement. The Company is attempting to collect on the default judgment, but it believes that Defendant no longer has any assets, leaving the Company unable to collect on the default judgment.

On July 25, 2017, plaintiff Dislenia Munoz, who formerly performed as an adult entertainer at Scores New York, owned in its entirety by I.M. Operating LLC, commenced a putative class action lawsuit against the Company, I.M. Operating LLC, Robert Gans and Mark Yackow in the Supreme Court of the State of New York, County of New York.  Plaintiff alleged that she and other similarly situated entertainers at Scores New York were misclassified as independent contractors, that they should have been classified as employees, and as a result, the Defendants violated, among other things, applicable state wage and hour laws. The Lawsuit sought unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. On June 22, 2018, Plaintiff (1) amended her complaint in the Lawsuit to excise her class allegations, and (2) discontinued the Lawsuit, without prejudice. Plaintiff has brought her claims in the Lawsuit in another forum against the Defendants, other than the Company, which is no longer a subject of Plaintiff’s claims.

On October 8, 2018, the Company was served with a Summons and Complaint in the action entitled Luisa Santos de Oliveira v. Scores Holding Company, Inc.; Club Azure, LLC; Robert Gans; Mark S. Yackow; Howard Rosenbluth, Docket No. 1:18-cv-06769-GBD, in the United States District Court of the Southern District. Plaintiff claims that the Defendants violated the minimum wage and overtime provisions of the Fair Labor Standards Act (“FLSA”); violated the New York Minimum Wage Act and the overtime provisions of the New York State Labor Law (“NYLL”); violated the Spread of Hours Wage Order of the New York Commissioner of Labor; violated the Notice and Recordkeeping requirements of the NYLL; violated the wage statement provisions of the NYLL; recovery of equipment costs in violation of the FLSA and NYLL; and unlawful deductions from tips in violation of the NYLL. Plaintiff brought this action as a class action and seeks certification of this action as a collective action on behalf of herself and all other similarly situated employees and former employees of Defendants.

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

On October 10, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against SCMD, LLC. the former licensee of SCORES Baltimore, said license having been terminated effective October 1, 2018. The civil action seeks damages for unpaid royalties in an amount of at least $170,000.00. The action is pending. Defendant removed the case to the US District Court for the Southern District of New York, 1-18-cv-11364-PGG. Plaintiff then filed an amended complaint in federal court. Defendant has filed a request for leave to file a motion to dismiss. That request is pending.

On September 14, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against New 4125 LLC and Mike Taraska, the licensee of SCORES Phoenix, for unpaid royalties in the amount of $47,500. The action is pending.

On April 22, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against 1715 Northside Drive, Inc., the former licensee of SCORES Atlanta. The action was settled and paid in full during the 3rd quarter 2018.

On May 4, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Bonkers Space Coast Inc. and Ken Fees, the former licensee of the SCORES Green Bay, for unpaid royalties in the amount of $80,000.00. The Defendants have not appeared and Plaintiffs have filed a motion for judgment by default, which is currently awaiting decision. A motion for default judgement was granted.

On April 20, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against The Cadillac Lounge LLC and Dick Shappy, the former licensee of SCORES Rhode Island for unpaid royalty fees. The action was settled for $50,000.00 and has been paid in full during the 2nd quarter 2018.

On April 25, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against South East Show Clubs LLC and Michael Tomkovich, the license of SCORES Jacksonville and SCORES Savannah, for unpaid royalties in the amount of $60,000.00. The action was settled and has been paid in full during the 4th quarter of 2018.

On August 3, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Silver Bourbon, Inc., the licensee of SCORES New Orleans, for unpaid royalties in the amount of $145,500.00. Defendant was served on September 19, 2018 and the action is pending.

On July 13, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Manhattan Fashions LLC, the licensee of SCORES Harvey for unpaid royalties in the amount of $84,000. Defendant was served on August 3, 2018 and the action is pending. A final notice of default was mailed on October 12, 2018 and was granted.

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and assist letter was sent and now a summons and complaint needs to be filed and served.

There are no other material legal proceedings pending to which the Company or any of its property is subject, nor to the Company's knowledge are any such proceedings threatened.

Note 8. SUBSEQUENT EVENTS

Please see Note 7 for events concerning legal matters.

Management evaluated subsequent events through the date of this filing and determined that no additional events have occurred that would require adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. There are ten such clubs currently operating under the Scores name, in New York, New York; Chicago, Illinois; Tampa, Florida; New Orleans, Louisiana; Harvey, Louisiana; Mooresville, North Carolina; Palm Springs, Florida; Buffalo, New York; Atlantic City, New Jersey and Las Vegas, Nevada.

On January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock. I.M. Operating LLC (“IMO”), which is partially owned by Robert M. Gans who is also our majority shareholder, has signed a licensing agreement with the Company and commenced operations in New York of a new club (the “New York Club”) under the Scores name in May 2009. Effective September 1, 2017, IMO no longer owned or operated the New York Club and terminated its licensing agreement with the Company. IMO sold the New York Club to Club Azure LLC (“CA”) which is owned by Mark Yackow, an unrelated party, and the sole owner (100%) of CA and former Chief Operating Officer of IMO.

On August 6, 2010, we appointed Robert M. Gans as our President and Chief Executive Officer and as a member of our Board. Robert Gans and Martin Gans, one of our existing Board members, are brothers. Also on August 6, 2010, we appointed Howard Rosenbluth as our Treasurer and Chief Financial Officer.

Results of Operations

Three Months Ended September 30, 2018 (“the 2018 three-month period”) Compared to Three Months Ended September 30, 2017 (“the 2017 three-month period”).

Revenues:

Revenues increased to $234,489 for the 2018 three-month period from $139,585 for the 2017 three-month period.

This increase was primarily due to the recognition of royalty income. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing increase is a direct result of revenues at the licensee level or structured with a flat monthly rate. In addition, the adoption of ASC 606 resulted in $45,000 of decreased revenue reported for the three months ended September 30, 2018. Since we elected to adopt ASC 606 using the modified retrospective approach, no changes were made to our previously issued financial statements, including the statement of income for the three months ended September 30, 2017. Excluding the impact of the adoption of ASC 606, gross revenue for the three months ended September 30, 2018 would have been $279,489, which was an increase of $131,404 from the comparable prior period.

Other Income

Total other income increased to $567,095 for the 2018 three-month period from $29,808 for the 2017 three-month period. Other income of $227,545 and $30,000 represents a recovery of royalty revenue previously written off as bad debt and collected during the three-month period ending September 30, 2018 and 2017, respectively. Other income of $325,660 for the 2018 three-month period represents a recovery of the $1,300,000 Litigation Settlement payment paid to us by various Licensees. Other income also included interest income of $13,890 for the 2018 three-month period and interest expense of $192 for the 2017 three month period.

General and Administrative Expenses:

General and administrative expenses decreased during the 2018 three-month period to $209,636 from $317,454 during the 2017 three-month period, which can be attributed to the decrease in salary and other expenses. These decreases were offset by increases in legal expenses, which are reflected in general and administrative expenses, attribute to ongoing litigation in the amount of $59,561 for the three-month period ended September 30, 2018 and $12,454 for the three-month period ended September 30, 2017.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income/(Loss):

Our net income was $591,934 or $.00 per share for the 2018 three-month period as compared to net loss of $155,237 or ($.00) per share for the 2017 three-month period. The increase in net income was primarily the result of $325,660 recovery of the $1,300,000 Litigation payment paid to us by various Licensees. Further discussion of this matter can be found in Note 7 of the Notes to Condensed Consolidated Financial Statements and in Item 1. Legal Proceedings of Part II – Other Information. For an explanation of this change, refer to the above discussion of revenues, other income and general and administrative expenses.

Net income/(loss) per share data for both the 2018 three-month period and the 2017 three-month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2018 (the “2018 nine-month period”) Compared to Nine Months Ended September 30, 2017 (the “2017 nine-month period”).

Revenues:

Revenues increased to $629,564 for the 2018 nine-month period from $534,303 for the 2017 nine-month period.

This slight increase was primarily due to the increase in clubs paying royalties timely. Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing increase is a direct result of revenues at the licensee level or structured with a flat monthly rate.

Other Income:

Total other expense increased to $698,535 for the 2018 nine-month period from other income of $194,007 for the 2017 nine-month period. Other income of $262,620 and $191,654 represents a recovery of royalty revenue previously written off as bad debt and collected during the nine-month period ending September 30, 2018 and 2017, respectively. Other expense of $974,340 for the 2018 nine-month period represents the net amount of the $1,300,000 Litigation Settlement payment and the $325,660 recovery of the $1,300,000 Litigation Settlement payment paid to us by various Licensees. Other income also included interest income of $13,185 and $2,353 for the 2018 and 2017 nine-month period, respectively.

General and Administrative Expenses:

General and administrative expenses decreased during the 2018 nine-month period to $567,940 from $998,681 during the 2017 nine-month period.  General and administrative expenses decreased approximately by $430,741 from 2018 to 2017, which is primarily attributed to the decrease in bad debt expense. These decreases were offset by increases in legal expenses, which are reflected in general and administrative expenses, attribute to ongoing litigation amounted to $121,822 for the nine-month period ended September 30, 2018 and $82,468 for the nine-month period ended September 30, 2017.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Loss:

Our net loss was $638,801 or ($.00) per share for the 2018 nine-month period as compared to net loss of $251,397 or ($.00) per share for the 2017 nine-month period. The increase in net loss for the 2018 nine-month period from the 2017 nine-month period was primarily the result of a $1,300,000 litigation settlement. Further discussion of this matter can be found in Note 7 of the Notes to Condensed Consolidated Financial Statements and in Item 1. Legal Proceedings of Part II – Other Information. Also, for an explanation of this change, refer to the above discussion of revenues, other income and general and administrative expenses.

Net income/(loss) per share data for both the 2018 nine-month period and the 2017 nine-month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At September 30, 2018, we had $13,352 in cash and cash equivalents compared to $33,457 in cash and cash equivalents at December 31, 2017.

Operating Activities:

Net cash used in operating activities for the 2018 nine-month period was $479,244 and net cash used in operating activities for the 2017 nine-month period was $219,037. The increase in cash used in operating activities is related to the recognition of ASC 606 revenue, increase in accrued expenses and payment of the litigation settlement.

Financing Activities:

Net cash provided by financing activities for the 2018 nine-month period was $459,139 and net cash provided by financing activities for the 2017 nine-month period was $0.  The increase in cash provided by financing activities is related to $399,139 owed to Metropolitan Lumber Hardware and Building Supplies affiliate under the Offset Agreement and the increase of $60,000 of rent payments owed to our Westside Realty affiliate and Metropolitan Lumber Hardware and Building Supplies, Inc.

As of September 30, 2018, we owed $22,500 in rent to our Westside Realty affiliate and $67,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate. We also owed Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate $399,139 under the Offset Agreement.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of September 30, 2018, we had an accumulated deficit of $(6,862,199). As of September 30, 2018, we had total current assets of $145,066 and total current liabilities of $296,323 or negative working capital of $151,257. As of December 31, 2017, we had total current assets of $119,947 and total current liabilities of $155,292 or negative working capital of $35,345. The decrease in the amount of working capital has been primarily attributable to the decrease in cash from non-paying clubs.

We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash, which would require the Company to seek financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our adult entertainment trademark licensing business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of September 30, 2018, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of September 30, 2018 because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies identified above contributed to the delay in filing of our Quarterly Report on Form 10-Q for the three- and nine- month periods ended September 30, 2018 and subsequent reports, and should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three- and nine- month periods ended September 30, 2018.

Management's Remediation Plan

In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 5, 2017, the Court issued an Order granting in part, and denying in part, Defendants’ motion to dismiss the Complaint. The Court dismissed Plaintiffs’ claims sounding in negligence, conversion, unjust enrichment and quantum meruit. The remaining claims were not dismissed at that time. On August 4, 2018, the Court dismissed Plaintiffs’ claims against Defendants, including the Company, with prejudice, at Plaintiffs’ request following settlement with Defendants. During the nine months ended September 30, 2018, the Company paid $1,300,000.00 to Plaintiffs in connection with the settlement. Between August 4, 2018 and October 9, 2018, the Court dismissed with prejudice the Company’s claims against the Third-Party Defendants, other than the Defaulting Third-Party Defendants, at the Company’s request following settlement with those Third-Party Defendants. The total amount of money paid to the Company by the settling Third-Party Defendants, and the Company’s insurance carrier, is $505,660, which includes $325,660 paid during the nine months ended September 30, 2018. Scores has obtained Default Orders against Fuun House Productions, L.L.C. and Norm A Properties, LLC. The value of the Company’s claims against Fuun House Productions, L.L.C. and Norm A Properties, LLC are all that remain to be determined in the action. The Company became aware the week of December 17, 2018 that Fuun House Productions, L.L.C. has filed for bankruptcy protection.

On January 3, 2017, we, together with our subsidiary SLC, filed an action against CJ NYC Inc in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action we sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, we filed a motion for judgment by default. The court heard our motion on April 5, 2017, and on May 25, 2017, the court granted our motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $85,000 to SLC and $14,333.33 in damages and $529.99 in costs to us. All signage has been removed and we are attempting to collect on the default judgment, but we believe that Defendant no longer has any assets, leaving it unable to collect on the default judgment.

On January 31, 2017, we, together with our subsidiary SLC, filed an action against Funn House Productions LLC in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in New Haven, Connecticut. In this action we sought damages for breach of contract in the amount of $45,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the New Haven, Connecticut club and all websites and social media sites controlled by Defendant. The Defendant failed to appear and on February 28, 2017, the Court granted Plaintiffs’ motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $60,000. The parties negotiated a settlement agreement, which included a payment schedule, but then Defendant did not sign the proposed settlement agreement. We are attempting to collect on the default judgment, but we believe that Defendant no longer has any assets, leaving us unable to collect on the default judgment.

On July 25, 2017, plaintiff Dislenia Munoz, who formerly performed as an adult entertainer at Scores New York, owned in its entirety by I.M. Operating LLC, commenced a putative class action lawsuit against the Company, I.M. Operating LLC, Robert Gans and Mark Yackow in the Supreme Court of the State of New York, County of New York. Plaintiff alleged that she and other similarly situated entertainers at Scores New York were misclassified as independent contractors, that they should have been classified as employees, and as a result, the Defendants violated, among other things, applicable state wage and hour laws. The Lawsuit sought unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. On June 22, 2018, Plaintiff (1) amended her complaint in the Lawsuit to excise her class allegations, and (2) discontinued the Lawsuit, without prejudice. Plaintiff has brought her claims in the Lawsuit in another forum against the Defendants, other than the Company, which is no longer a subject of Plaintiff’s claims.

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

On October 10, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against SCMD, LLC. the former licensee of SCORES Baltimore, said license having been terminated effective October 1, 2018. The civil action seeks damages for unpaid royalties in an amount of at least $170,000. The action is pending. Defendant removed the case to the US District Court for the Southern District of New York, 1-18-cv-11364-PGG. Plaintiff then filed an amended complaint in federal court. Defendant has filed a request for leave to file a motion to dismiss. That request is pending.

On September 14, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against New 4125 LLC and Mike Taraska, the licensee of SCORES Phoenix, for unpaid royalties in the amount of $47,500. The action is pending.

On April 22, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against 1715 Northside Drive, Inc., the former licensee of SCORES Atlanta. The action was settled and paid in full during the 3rd quarter 2018.

On May 4, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Bonkers Space Coast Inc. and Ken Fees, the former licensee of the SCORES Green Bay, for unpaid royalties in the amount of $80,000.00. The Defendants have not appeared and Plaintiffs have filed a motion for judgment by default, which is currently awaiting decision. A motion for default judgement was granted.

On April 20, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against The Cadillac Lounge LLC and Dick Shappy, the former licensee of SCORES Rhode Island for unpaid royalty fees. The action was settled for $50,000.00 and has been paid in full during the 2nd quarter 2018.

On April 25, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against South East Show Clubs LLC and Michael Tomkovich, the license of SCORES Jacksonville and SCORES Savannah, for unpaid royalties in the amount of $60,000.00. The action was settled and has been paid in full during the 4th quarter of 2018.

On August 3, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Silver Bourbon, Inc, the licensee of SCORES New Orleans, for unpaid royalties in the amount of $145,500.00. Defendant was served on September 19, 2018 and the action is pending.

On July 13, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Manhattan Fashions LLC, the licensee of SCORES Harvey for unpaid royalties in the amount of $84,000. Defendant was served on August 3, 2018 and the action is pending. A final notice of default was mailed on October 12, 2018 and was granted.

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and assist letter was sent and now a summons and complaint needs to be filed and served.

In July 2018, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) in the Voronina litigation, and in August 2018, the Court entered an order dismissing the plaintiff’s claims against the defendants with prejudice. Metropolitan Lumber, Hardware and Building Supplies, Inc. (“Metropolitan”), a company wholly-owned by Robert M. Gans, the Chief Executive Officer and a director of the Company, loaned the Company an aggregate of $770,000 to enable the Company to make the payments called for by the Agreement.

As previously reported, in February 2017, the Company entered into settlement agreements (each, a “Royalty Settlement Agreement”) with Star Light Events LLC (“Star Light”), Swan Media Group, Inc. (“Swan”), I.M. Operating LLC (“IMO”) (Star Light, Swan and IMO are sometimes referred to individually as a “Licensee” and collectively as the “Licensees”) and Robert M. Gans. Robert M. Gans is the owner of a majority of the equity of each of the Licensees. Pursuant to the Royalty Settlement Agreements, the Company forgave the repayment of a certain portion of unpaid, past-due royalties in return for the respective Licensees’ agreements to pay the remainder (the “Royalty Settlement Amount”) of the unpaid royalties, plus interest, to the Company. The Royalty Settlement Amount for each Licensee was represented by a promissory note, and Robert M. Gans guaranteed the payment of each Licensee’s obligations under the Settlement Agreement.

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

SCORES HOLDING COMPANY, INC.

Date: November 13, 2019	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)