Form 10-K
period 2018-12-31
SCORES HOLDING CO INC
filed 2020-01-31
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:	000–16665

SCORES HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0426358
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

533-535 West 27th Street
New York, NY	10001
(Address of principal executive	(Zip Code)
offices)

Registrant’s telephone number, including area code: (212) 246-9090

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On June 28, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, 76,285,914 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $762,859.14, based on the last sale price of $.01 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of January 27, 2020, there were 165,186,144 shares of the registrant's common stock, par value $0.001, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Such forward-looking statements involve risks and uncertainties, including, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “intends,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” the negative thereof or comparable terminology. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, those discussed in the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document, except as required by law.

PART I

References to the terms “Scores,” the “Company,” “we,” “us,” and “our” refer to Scores Holding Company, Inc. and all entities owned by us, except where it is clear that the term means only the parent company.

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

As further discussed below under “Change in our Ownership,” on January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock. I.M. Operating LLC (“IMO”), which is partially owned by Robert M. Gans who is also our majority shareholder, has signed a licensing agreement with the Company and commenced operations in New York of a new club (the “New York Club”) under the Scores name in May 2009. Effective September 1, 2017, IMO no longer owned or operated the New York Club and terminated its licensing agreement with the Company. IMO sold the New York Club to Club Azure LLC (“CA”) which is owned by Mark Yackow, an unrelated party, and the sole owner (100%) of CA and former Chief Operating Officer of IMO.

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

On January 27, 2009, we entered into a licensing agreement with IMO for the use of the Scores brand name “Scores New York.” IMO is owned in the majority by Robert M. Gans (72%) who is also our majority shareholder. In addition, Howard Rosenbluth, the Company’s Secretary, Treasurer and a Director, owns 2%. Royalties payable to us under this license agreement have been set at 3% of gross revenues of Scores New York. Scores New York commenced operations in May 2009 and has accounted for 20% and 1% of our total royalty revenue during 2018 and 2017, respectively. IMO owes the Company a royalty receivable of $0 as of December 31, 2018 and $76,726, which had been fully reserved as of December 31, 2017, respectively. This entity was also subject to the terms of the Offset Agreement dated December 1, 2018 discussed further below.

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

Pursuant to an oral arrangement, in September 2013 we granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. This oral arrangement was memorialized in a written license agreement between SLC and Star Light effective December 9, 2013. Royalties under this license are payable at the rate of $10,000 per month, commencing in April 2014. The license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, SLC also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks, which Starlight will purchase from us or our affiliates at our cost plus 25%. Robert M. Gans, our President, Chief Executive Officer, majority shareholder and a director, is the majority owner (92%) of Star Light and Howard Rosenbluth, our Secretary, Treasurer and a director, owns 1%. Star Light owes the Company a royalty receivable of $0 as of December 31, 2018, and $93,422 as of December 31, 2017, which has been fully reserved. Star Light accounted for 0% royalty revenue in 2018 and 0% of royalty revenue in 2017. See “Item 3. Legal Proceedings” for information regarding our legal proceeding against this licensee. This entity was also subject to the terms of the Offset Agreement dated December 1, 2018 discussed further below.

On January 24, 2006, we entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use our trademarks in connection with its online video chat website, “Scoreslive.com.” Our agreement with AYA provides for royalty payments to be made directly to us at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. The license continues for as long as the website is operational. Scoreslive.com piloted in January 2007. The Company began accruing royalties under the Scoreslive.com license in the second quarter of 2012. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with us to Swan Media Group, Inc. (“SMG”), a newly formed New York corporation whose majority owner (80%) is Robert M. Gans. The Scoreslive.com license accounted for 0% and 0% of our total revenues in 2018 and 2017, respectively. The Company is owed $0 as of December 31, 2018 and $104,986 as of December 31, 2017 in unpaid royalties and expenses, which is fully reserved. This entity was also subject to the terms of the Offset Agreement dated December 1, 2018 discussed further below.

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

On August 4, 2018, the Company settled the Plaintiffs claims in the Voronina matter for $1,310,000. See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan Lumber, Hardware and Building Supplies, Inc., a company wholly-owned by Robert M. Gans, the Chief Executive Officer and a director of the Company, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. In addition to the aforementioned loan and as discussed further in Note 7, the Company filed a third party complaint against certain licensees. The amount of money paid to the Company by settling with Third-Party Defendants and the Company’s insurance carrier was $505,660.

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

The past due amounts under the Royalty Settlement Agreements were $382,259.68 as of December 1, 2018. On this date the Company entered into an agreement to offset the Royalty Amount against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $400,470 pursuant to the terms of a certain Settlement and Offset Agreement made by and among the Company, Star Light, Swan, Metropolitan and Robert M. Gans.

On September 30, 2010, we entered into a licensing agreement with Tampa Food & Entertainment, Inc. for the use of the name “Scores Tampa.”  Upon signing the contract, we received a non-refundable fee.  The license is for a term of five years, with five successive five year renewal terms.  See “Item 3. Legal Proceedings” for information regarding our legal proceeding against this licensee.

On February 10, 2014, we (through our subsidiary SLC) entered into a trademark license agreement with TWDDD, Inc., granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Mooresville, North Carolina. The license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. As discussed in our Notes to the Consolidated Financial Statements because of the tenuous nature of the gentlemen’s club industry in general and the resulting financial instability of this licensee in particular, the Company follows ASC 606 and only recognizes revenue when the collection of revenue is considered probable.

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

On May 2, 2014, we (through our subsidiary SLC) entered into a trademark license agreement with Houston KP LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Houston, Texas. The license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. As discussed in our Notes to the Consolidated Financial Statements because of the tenuous nature of the gentlemen’s club industry in general and the resulting financial instability of this licensee in particular, the Company follows ASC 606 and only recognizes revenue when the collection of revenue is considered probable. See “Item 3. Legal Proceedings” for information regarding our legal proceeding against this licensee.

On July 18, 2013 we entered into a trademark license agreement with Southeast Showclubs LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurants in Palm Beach, Florida, Jacksonville, Florida and Savannah, Georgia. The license is for a term of five years with five successive five year renewal terms. Since executing this agreement the licensee has not honored its terms and conditions and is in default. On November 24, 2014 a claim against them was begun to collect royalties due in the amount of $147,000. and to terminate the agreement. As of April 17, 2015 the parties settled this matter. Pursuant to the settlement, defendants agreed to pay us $150,000, payable in 13 installments. The first installment of $50,000 was paid upon finalization of the settlement, with 12 subsequent monthly payments of $8,333. commencing on May 1, 2015. In connection with the settlement, the parties entered into an amendment of the July 18, 2013 License Agreement between them. The amendment, among other things, (i) removes the Palm Beach club from the license agreement, (ii) provides that the license agreement shall only apply to the Jacksonville and Savannah nightclubs, (iii) requires the licensees to pay us a fixed royalty of $5,000 per month for each club, commencing May 1, 2015, and (iv) requires that the Savannah nightclub and any related websites utilize the name “Scores Presents.” As of December 31, 2016, the defendants have paid this settlement in full. As discussed in our Notes to the Consolidated Financial Statements because of the tenuous nature of the gentlemen’s club industry in general and the resulting financial instability of this licensee in particular, the Company follows ASC 606 and only recognizes revenue when the collection of revenue is considered probable. See “Item 3. Legal Proceedings” for information regarding our legal proceeding against this licensee.

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

Employees

As of December 31, 2018, we had two full-time employees.

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

Available Information

Our Internet website is www.scoresholding.com. Information on our website should not be considered incorporated by reference into our filings with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, under the SEC filings tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, the SEC maintains a website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of July 1, 2008, WSR, the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location. Since April 1, 2009, the monthly rent, which includes overhead cost, has been $2,500. Robert M. Gans, the Company’s President, Chief Executive Officer, and majority shareholder, is the majority owner (80%) of WSR. The Company owed WSR $7,500 and $7,500 in unpaid rents as of December 31, 2018 and December 31, 2017, respectively.

ITEM 3. LEGAL PROCEEDINGS.

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

On January 5, 2017, the Court issued an Order granting in part, and denying in part, Defendants’ motion to dismiss the Complaint. The Court dismissed Plaintiffs’ claims sounding in negligence, conversion, unjust enrichment and quantum meruit. The remaining claims were not dismissed at that time. On August 4, 2018, the Court dismissed Plaintiffs’ claims against Defendants, including the Company, with prejudice, at Plaintiffs’ request following settlement with Defendants. During the year ended December 31, 2018, the Company paid $1,310,000 to Plaintiffs in connection with the settlement. Between August 4, 2018 and October 9, 2018, the Court dismissed with prejudice the Company’s claims against the Third-Party Defendants, other than the Defaulting Third-Party Defendants, at the Company’s request following settlement with those Third-Party Defendants. The total amount of money paid to the Company by the settling Third-Party Defendants, and the Company’s insurance carrier, is $505,660. Scores has obtained Default Orders against Fuun House Productions, L.L.C. and Norm A Properties, LLC. The value of the Company’s claims against Fuun House Productions, L.L.C. and Norm A Properties, LLC are all that remain to be determined in the action. The Company became aware the week of December 17, 2018 that Fuun House Productions, L.L.C. has filed for bankruptcy protection.

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

On October 10, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against SCMD, LLC. the former licensee of SCORES Baltimore, said license having been terminated effective October 1, 2018. The civil action seeks damages for unpaid royalties in an amount of at least $170,000. The action is pending. Defendant removed the case to the US District Court for the Southern District of New York, 1-18-cv-11364-PGG. Plaintiff then filed an amended complaint in federal court. Defendant has filed a request for leave to file a motion to dismiss. The Company had until January 5, 2020 to submit opposition and then the Defendant has until January 15, 2020 to serve a reply to the Company’s opposition. The motion has been fully submitted and we await a decision.

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

On May 4, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Bonkers Space Coast Inc. and Ken Fees, the former licensee of the SCORES Green Bay, for unpaid royalties in the amount of $80,000. The Defendants have not appeared and Plaintiffs have filed a motion for judgment by default. A motion for default judgement was granted and judgement was entered on November 26, 2019. The Company has found real property owned by the Defendant and we are in the process of attaching same.

On April 20, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against The Cadillac Lounge LLC and Dick Shappy, the former licensee of SCORES Rhode Island for unpaid royalty fees. The action was settled for $50,000 and has been paid in full during the 2nd quarter 2018.

On April 25, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against South East Show Clubs LLC and Michael Tomkovich, the license of SCORES Jacksonville and SCORES Savannah, for unpaid royalties in the amount of $60,000. The action was settled and has been paid in full during the 4th quarter of 2018.

On August 3, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Silver Bourbon, Inc, the licensee of SCORES New Orleans, for unpaid royalties in the amount of $145,500. Defendant was served on September 19, 2018 and the parties are in the process of negotiating a settlement agreement.

On July 13, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Manhattan Fashions LLC, the licensee of SCORES Harvey for unpaid royalties in the amount of $84,000. Defendant was served on August 3, 2018 and the action is pending. A final notice of default was mailed on October 12, 2018 and was granted. The parties are in the process of negotiating a settlement agreement.

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and assist letter was sent and we received a response from the licensee and are in the process of entering a written license agreement, but the negotiations are at a standstill. The parties have thus far not been able to reach an agreement of the basic terms and litigation will most probably ensue.

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

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259.68 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $400,469.86 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 28 consecutive monthly installments of $15,000, and a final installment of $121.05, with the initial installment due and payable on January 1, 2019 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees.

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

Holders

As of January 27, 2020, there were 578 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	$0	0
Total	0	$0	0

Quarter Ended	High Bid	Low Bid
March 31, 2017	$.0085	$.0056
June 30, 2017	$.013	$.006
September 30, 2017	$.0084	$.005
December 31, 2017	$.007	$.0025
March 31, 2018	$.0184	$.002
June 30, 2018	$.0125	$.004
September 30, 2018	$.009	$.006
December 31, 2018	$.008	$.002

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following is a discussion of the results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Revenues:

Revenues decreased to $703,833 for the year ended December 31, 2018 from $722,948 for the year ended December 31, 2017.

Our licenses are structured such that we receive a percentage of revenues from our licensees, the foregoing decrease is a direct result of revenues at the licensee level or structured with a flat monthly rate. This marginal decrease was primarily due to the recognition of royalty income. In addition, the adoption of ASC 606 resulted in $171,500 of decreased revenue reported for the year ended December 31, 2018. This was due to the change in recognizing revenue only for probable collection and deferring revenue for cash collections from customers where the collection is probable. Since we elected to adopt ASC 606 using the modified retrospective approach, no changes were made to our previously issued financial statements, including the statement of income for the year ended December 31, 2017.

Other Income/(Expense)

Total other expense increased to $619,052 for the year ended December 31, 2018 from other income of $223,724 for the year ended December 31, 2017. Other income for the year ended December 31, 2018 included $258,744 of recovery of royalty revenue previously written off as bad debt and $10,076 of miscellaneous income and for the year ended December 31, 2017, the $221,654 represents a recovery of royalty revenue previously written off as bad debt. Other expense of $894,340 for the year ended December 31, 2018 represents the net amount of the $1,310,000 Litigation Settlement payment and the $415,660 recovery of the $1,310,000 Litigation Settlement payment paid to us by various Licensees. Other income also included interest income of $20,310 and $2,070 for the year ended December 31, 2018 and 2017, respectively.

General and Administrative Expenses:

General and administrative expenses for the years ended December 31, 2018 and 2017 were $755,576 and $1,175,917, respectively. These expenses were directly related to the maintenance of the corporate entity and regulatory filing of periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”). To comply with the requirements of the Sarbanes Oxley Act, we expect these regulatory costs to increase in future years. Virtually all of the 36% decrease in operating expenses can be attributed to our business development, legal costs, write offs of bad debt and other executive administrative costs that changed during the year ended December 31, 2018 as compared with 2017, and are expected to increase in future periods due to the expansion of our brand into emerging markets.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Loss per share:

Our net loss was $670,795 or ($.00) per share for the year ended December 31, 2018 as compared to net loss of $229,245 or ($.00) per share for the year ended December 31, 2017. The increase in net loss for the year ended December 31, 2018 was primarily due to the litigation settlement. For an explanation of this change, refer to the above discussion of revenues, other income and general and administrative expenses.

Net loss per share data for both the years ended 2018 and 2017 is based on net loss available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

At December 31, 2018, we had $7,662 in cash and cash equivalents compared to $33,457 in cash and cash equivalents at December 31, 2017.

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

Cash:

At December 31, 2018, we had $7,662 in cash and cash equivalents compared to $33,457 in cash and cash equivalents at December 31, 2017.

Operating Activities:

Net cash used in operating activities for the 2018 year was $471,265 and net cash used in operating activities for the 2017 year was $195,385. The increase in cash used in operating activities is related to the recognition of ASC 606 revenue, increase in accrued expenses, deferred revenue and payment of the litigation settlement.

Financing Activities:

Net cash provided by financing activities for the 2018 year was $445,470 and net cash provided by financing activities for the 2017 year was $0.  The increase in cash provided by financing activities is related to $400,470 owed to Metropolitan Lumber Hardware and Building Supplies affiliate under the Offset Agreement and the increase of $45,000 of rent payments owed to our Westside Realty affiliate and Metropolitan Lumber Hardware and Building Supplies, Inc.

As of December 31, 2018, we owed $7,500 in rent to our Westside Realty affiliate and $67,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate. We also owed Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate $400,470 under the Offset Agreement.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2018, we had an accumulated deficit of $(6,894,193). As of December 31, 2018, we had total current assets of $73,576 and total current liabilities of $231,496 or negative working capital of $157,920. As of December 31, 2017, we had total current assets of $119,947 and total current liabilities of $155,292 or negative working capital of $35,345. The decrease in the amount of working capital has been primarily attributable to the increase in payables and decrease in cash from non-paying clubs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2018 and 2017 are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, consisting of Robert M. Gans, our chief executive officer, and Howard Rosenbluth, our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that as a result of certain deficiencies in our internal over financial reporting identified below, our disclosure controls and procedures were not effective to ensure that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer and secretary, as appropriate, to allow timely decisions regarding required disclosure

(b) Management’s Annual Report on Internal Control over Financial Reporting.

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

Based on this evaluation, management concluded that, as of December 31, 2018 our internal controls over financial reporting were not effective for the following reasons:

•	We did not maintain effective controls to timely generate information for use in the financial reporting close process.

•	We did not maintain effective controls over the review of journal entries and account reconciliations to ensure that these entries and reconciliations were correct.

•	A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on its evaluation of internal control over financial reporting management determined that the control deficiencies identified above should be considered material weaknesses in our internal control over financial reporting.

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

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2018.

Management's Remediation Plan

In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting.

Other than as discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of January 27, 2020, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve until the next annual meeting of the Board of Directors, until their successors are elected or appointed and qualified, or until their prior resignation or removal.

Name	Positions Held	Age	Date of Election or Appointment as Director
Robert M. Gans	President, Chief Executive Officer and Director	76	August 6, 2010
Martin Gans	Director	83	June 23, 2009
Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	73	April 21, 2009
Stephen J. Sabbeth	Head of Acquisitions and Licensing	71	N/A

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

Based solely on the Company’s review of copies of Forms 3 and 4 and amendments thereto received by it during 2018 and Forms 5 and amendments thereto received by the Company with respect to 2018 and any written representations from certain reporting persons that no Form 5 is required, none of our directors, executive officers, or greater than 10% stockholders failed to file a required report on Form 3, Form 4 or Form 5 during the fiscal year ended December 31, 2018.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

Code of Ethics

Due to the scope of our current operations, as of December 31, 2018, we have not adopted a code of ethics for financial executives, which include our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2018 and 2017 to (i) all individuals that served as our chief executive officer and our chief financial officer or acted in similar capacities for us at any time during the fiscal years ended December 31, 2018 and 2017 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2018 and 2017 that received annual compensation during such fiscal years in excess of $100,000 (collectively, the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert M. Gans, Chief Executive Officer	2018	0	0	0	0	0	0	0	0
	2017	121,846	280,000	0	0	0	0	0	401,846

Howard Rosenbluth, Chief Financial Officer	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

Stephen J. Sabbeth Director of Acquisitions and Licensing	2018	0	0	0	0	0	0	130,000	130,000
	2017	0	0	0	0	0	0	130,000	130,000

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

Effective January 1, 2013, we entered into a management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to us, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, we pay Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice.  Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc. Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears.  In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof).  Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan.  The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof). The Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $67,500 and $22,500 in unpaid management services as of December 31, 20178 and December 31, 2017, respectively.

The Company paid Mr. Gans a bonus of $280,000 with respect to 2017.

Mr. Sabbeth’s compensation of $130,000 per year represents consulting fees. Mr. Sabbeth became an executive officer during 2015.

Outstanding Equity Awards at 2018 Fiscal Year-End

As of the year ended December 31, 2018, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal years ended December 31, 2018 and 2017 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors. The following table shows compensation earned by each of our non-officer directors for the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Gans	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of January 27, 2020 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Robert M. Gans (2)	Common Stock	88,900,230	(2)	53.8%

Howard Rosenbluth	Common Stock	-0-		0.0%

Martin Gans	Common Stock	-0-		0.0%

Stephen J. Sabbeth	Common Stock	2,000	(3)	*

All directors and executive officers as a group (4 persons)	Common Stock	88,902,230	(2)	53.8%

Mitchell’s East LLC (2) 617 Eleventh Avenue New York, NY 10036	Common Stock	88,900,230	(2)	53.8%

Estate of William Osher (4) 2955 Shell Road Brooklyn, NY	Common Stock	13,886,059	(2)	8.4%

*	Less than 1%.

(1)	Based upon 165,186,144 shares of Common Stock issued and outstanding as at January 27, 2020.

(2)	Robert M. Gans is the sole owner of Mitchell’s East LLC. The principal business address of Mr. Gans is 617 Eleventh Avenue, New York, NY 10036. Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the Stock Purchase Agreement whereby Mr. Gans purchased any rights of H. Osher to such shares.

(3)	Mr. Sabbeth owns these shares directly.

(4)	William Osher passed away in August, 2007. H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company's trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc., (“Swan”) a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $104,986 in unpaid royalties and expenses as of December 31, 2018 and December 31, 2017, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $76,726 as of December 31, 2018 and December 31, 2017 respectively.

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

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. The Company owed WSR $7,500 and $7,500 in unpaid rents as of December 31, 2018 and December 31, 2017, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $67,500 and $22,500 in unpaid management services as of December 31, 2018 and December 31, 2017, respectively.

The Company has accrued expenses of $18,949 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $18,949 and $15,842 as of December 31, 2018 and December 31, 2017, respectively.

Effective July 1, 2018, after being having been closed from August 15, 2016 to June 28, 2018, the Company terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing the Company's trademarks. Starlight will purchase the licensed products from the Company or its affiliates at cost plus 25%. Robert M. Gans, the Company's President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, the Company's Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $0 and $93,442 as of December 31, 2018 and December 31, 2017, respectively.

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

On August 4, 2018, the Company settled the Plaintiffs claims in the Voronina matter for $1,310,000. See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan Lumber, Hardware and Building Supplies, Inc., a company wholly-owned by Robert M. Gans, the Chief Executive Officer and a director of the Company, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. In addition to the aforementioned loan and as discussed further in Note 7, the Company filed a third party complaint against certain licensees. The amount of money paid to the Company by settling with Third-Party Defendants and the Company’s insurance carrier was $505,660.

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

The past due amounts under the Royalty Settlement Agreements were $382,259.68 as of December 1, 2018. On this date the Company entered into an agreement to offset the Royalty Amount against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $400,470 pursuant to the terms of a certain Settlement and Offset Agreement made by and among the Company, Star Light, Swan, Metropolitan and Robert M. Gans.

The total amounts due to the various related parties as of December 31, 2018 and December 31, 2017 was $93,949 and $45,842 respectively and the total amounts due to the Company from the various related parties as of December 31, 2018 and December 31, 2017 was $0 and $275,154, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by RBSM LLP, our independent registered public accounting firm, for services rendered during the fiscal years ended December 31, 2018 and 2017 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2018	Fiscal year ended December 31, 2017
Audit Fees (1)	$40,000	$40,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	$5,000	$5,000
All Other Fees (4)	—	—
Total Fees	$45,000	$45,000

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of annual consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

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

Exhibits.

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No		SEC Report Reference Number	Description
3.1		3(i)	Certificate of Incorporation of Scores Holding Company, Inc. (1)

3.2		3(ii)	By-Laws of Scores Holding Company, Inc. (2)

10.1		10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc. (4)

10.2		10.47	License Agreement, dated January 27, 2009, between the Registrant and I.M. Operating LLC (6)

10.3	**	10.4	Form of Director and Officer Indemnification Agreement (7)

10.4		10.15	Stock Purchase Agreement, dated January 27, 2009, among Elliot Osher, Harvey Osher, Richard Goldring and Mitchell’s East LLC (1)

10.5		10.18	Management Services Agreement, effective January 1, 2013, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc. (1)

10.6		10.4	Amendment to Management Services Agreement, effective January 1, 2015, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc. (9)

10.7		10.10.1	Second Amendment to Management Services Agreement, effective January 1, 2017, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc. (10)

10.8		10.1	License Agreement between Scores Holding Company, Inc. and Scores Licensing Corp. (8)

10.9		10.2	Trademark License Agreement between Scores Licensing Corp. and Star Light Events LLC (8)

10.10		10.13	Settlement Agreement, dated as of February 28, 2017, by and among Scores Holding Company, Inc., I.M. Operating LLC and Robert M. Gans (10)

Exhibit No		SEC Report Reference Number	Description
10.11		10.14	Settlement Agreement, dated as of February 28, 2017, by and among Scores Holding Company, Inc., Swan Media Group, Inc. and Robert M. Gans (10)

10.12		10.15	Settlement Agreement, dated as of February 28, 2017, by and among Scores Holding Company, Inc., Star Light Events LLC and Robert M. Gans (10)

10.13		10.16	Promissory Note, dated February 28, 2017, from Star Light Events LLC to Scores Holding Company, Inc., with attached Personal Guaranty of Robert M. Gans (10)

10.14		10.17	Promissory Note, dated February 28, 2017, from Swan Media Group, Inc. to Scores Holding Company, Inc., with attached Personal Guaranty of Robert M. Gans (10)

10.15		10.18	Promissory Note, dated February 28, 2017, from I.M. Operating LLC to Scores Holding Company, Inc., with attached Personal Guaranty of Robert M. Gans (10)

10.16		10.1	Settlement and Offset Agreement, effective as of December 1, 2018, by and among Scores Holding Company, Inc., Star Light Events LLC, Swan Media Group, Inc., I.M. Operating LLC, Metropolitan Lumber, Hardware and Building Supplies, Inc. and Robert M. Gans.(11)

21		21	List of Subsidiaries (10)

31.1	*		Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*		Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	±		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	±		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*		XBRL INSTANCE DOCUMENT
101.SCH	*		XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	*		XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	*		XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	*		XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	*		XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
±	Furnished herewith.

(1)	Filed with the Securities and Exchange Commission on November 14, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on April 4, 1997 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 1996, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on April 23, 2003 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on May 17, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on February 2, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 2, 2009, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on April 15, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on August 13, 2010 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 5, 2010, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on December 27, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on May 12, 2015 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which exhibit is incorporated herein by reference.

(10)	Filed with the Securities and Exchange Commission on April 10, 2017 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, which exhibit is incorporated herein by reference.

(11)	Filed with the Securities and Exchange Commission on May 2, 2019 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 which exhibit is incorporated herein by reference.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 31, 2020	SCORES HOLDING COMPANY, INC.

	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated .

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	Chief Executive Officer (Principal Executive Officer), Director	January 31, 2020
Robert M. Gans

/s/ Howard Rosenbluth	Chief Financial Officer (Principal Financial Officer), Director	January 31, 2020
Howard Rosenbluth

/s/ Martin Gans	Director	January 31, 2020
Martin Gans

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Scores Holding Company, Inc. and Subsidiary Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Operations For the Two Years Ended December 31, 2018	F-4
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Cash Flows For the Two Years Ended December 31, 2018	F-5
Scores Holding Company, Inc. and Subsidiary Consolidated Statement of Changes in Stockholder's Equity (Deficit) For the Two Years Ended December 31, 2018	F-6
Scores Holding Company, Inc. and Subsidiary Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Scores Holding Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has cumulative losses totaling $6,894,193 and negative working capital of $157,920 as of December 31, 2018. The Company had a net loss of $670,795 for the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

January 31, 2020

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$7,662	$33,457
Trade receivables - including affiliates, net of allowance of $43,800 and $345,153, respectively	52,017	73,943
Prepaid expenses	13,897	12,547
Total Current Assets	73,576	119,947
TOTAL ASSETS	$73,576	$119,947
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$137,547	$75,450
Accrued expenses, related	18,949	15,842
Security deposit payable	-	20,000
Related party payable	75,000	30,000
Deferred revenue	-	14,000
Total Current Liabilities	231,496	155,292
Related party loan payable - long term	400,470	-
Deferred revenue - long term	112,500	35,750
TOTAL LIABILITIES	744,466	191,042
Commitments and Contingencies (Note 9)	-	-
STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,894,193)	(6,294,398)
Total Stockholders' (Deficit)	(670,890)	(71,095)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$73,576	$119,947

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
REVENUES
Royalty Revenue	$703,833	$709,448
Initiation Fee	-	13,500
Total Revenue	703,833	722,948
EXPENSES
General and Administrative Expenses	755,576	1,175,917
LOSS FROM OPERATIONS	(51,743)	(452,969)
OTHER INCOME/(EXPENSE)
Litigation Settlement,net	(894,340)	-
Interest Income/(Expense), net	6,468	2,070
Other Income	268,820	221,654
TOTAL OTHER INCOME/(EXPENSE)	(619,052)	223,724
NET LOSS BEFORE INCOME TAXES	(670,795)	(229,245)
INCOME TAXES	-	-
NET LOSS	$(670,795)	$(229,245)
NET LOSS PER SHARE-Basic and Diluted	(0.00)	(0.00)
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See the notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(670,795)	$(229,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of bad debts	(258,744)	(221,654)
ASC 606 revenue recognition	71,000	-
Changes in assets and liabilities:
Licensee receivable	280,670	194,040
Prepaid expenses	(1,350)	(668)
Security deposit payable	(20,000)	(10,000)
Accounts payable and accrued expenses	62,097	48,874
Accrued expenses, related party	3,107	6,768
Accrued income tax payable	-	30,000
Deferred revenue	62,750	(13,500)
NET CASH USED IN OPERATING ACTIVITIES	(471,265)	(195,385)
CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	45,000	-
Proceeds from related party	400,470	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	445,470	-
NET DECREASE IN CASH	(25,795)	(195,385)
Cash and cash equivalents - beginning of period	33,457	228,842
Cash and cash equivalents - end of period	$7,662	$33,457
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,113	$776
Cash paid for income taxes	$6,922	$7,176

See the notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
 YEARS ENDED DECEMBER 31, 2017 and DECEMBER 31, 2018

	Common Stock		Additional Paid in	Accumulated	Total Stockholders
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of December 31, 2016	165,186,144	$165,186	$6,058,117	$(6,065,153)	$158,150
Net Loss	-	-	-	(229,245)	(229,245)
Balance as of December 31, 2017	165,186,144	165,186	6,058,117	(6,294,398)	(71,095)
ASC 606 revenue recognition	-	-	-	71,000	71,000
Net Loss	-	-	-	(670,795)	(670,795)
Balance as of December 31, 2018	165,186,144	$165,186	$6,058,117	$(6,894,193)	$(670,890)

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

Note 2. Summary of Significant Accounting Principles

Going Concern

As of December 31, 2018, the Company has cumulative losses totaling $(6,894,193) and negative working capital of $157,920. The Company had a net loss of $(670,795) for the year ended December 31, 2018. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Licensee receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts as of December 31, 2018 and 2017 were $43,800 and $345,153 respectively. In reviewing any delinquent royalty or note receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.

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

There were no stock options or warrants issued during the years ended December 31, 2018 and 2017, hence the Company has recorded no compensation expense. If the Company were to issue equity rights for compensation, then the Company would recognize compensation expense under Topic 718 over the requisite service period using the Black-Scholes model for equity rights granted.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended December 31, 2018 and 2017, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. As of December 31, 2018, there are no outstanding stock equivalents.

Concentration of Credit Risk

The Company earns royalty revenues from 12 licensees.

With regards to December 31, 2018, concentrations of sales from 4 licensees range from 14% to 21%, totaling 71%. There are receivables from 3 licensees ranging from 14% to 46%, totaling 89%. Included in these amounts as of December 31, 2018 are sales from 1 licensee considered a related party. There are no receivables from these licensees that are considered related parties.

With regards to December 31, 2017, concentrations of sales from 2 licensees range from 17% to 18%, totaling 35%. There are receivables from 4 licensees ranging from 17% to 25%, totaling 82%. There are no sales from licensees considered a related party. There are receivables from these 3 licensees that are considered related parties of 18%, 22% and 25%, which has been fully reserved.

Recently Issued Accounting Standards Update

Measurement of Financial Assets and Liabilities

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Years Ended December 31,
	2018	2017
Major products/service lines
Licensing fees - royalty revenue	$703,833	$709,448
Initiation fees	0	13,500
Total Revenue	$703,833	$722,948

Timing of revenue recognition
Products transferred at a point in time	$0	$13,500
Products and services transferred over time	703,833	709,448
	$703,833	$722,948

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers:

	December 31, 2018	December 31, 2017
Assets
Trade receivables - including affiliates, net	$52,017	$73,943
Liabilities
Deferred revenue	$0	$14,000
Deferred revenue - long term	$112,500	$35,750

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

Note 4. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company's trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc., (“Swan”) a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $104,986 in unpaid royalties and expenses as of December 31, 2018 and December 31, 2017, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $76,726 as of December 31, 2018 and December 31, 2017 respectively.

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

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $7,500 and $7,500 in unpaid rents as of December 31, 2018 and December 31, 2017, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $67,500 and $22,500 in unpaid management services as of December 31, 2018 and December 31, 2017, respectively.

The Company has accrued expenses of $18,949 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $18,949 and $15,842 as of December 31, 2018 and December 31, 2017, respectively.

Effective July 1, 2018, after being having been closed from August 15, 2016 to June 28, 2018, the Company terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing the Company's trademarks. Starlight will purchase the licensed products from the Company or its affiliates at cost plus 25%. Robert M. Gans, the Company's President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, the Company's Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $0 and $93,442 as of December 31, 2018 and December 31, 2017, respectively.

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

On August 4, 2018, the Company settled the Plaintiffs claims in the Voronina matter for $1,310,000. See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan Lumber, Hardware and Building Supplies, Inc., a company wholly-owned by Robert M. Gans, the Chief Executive Officer and a director of the Company, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. In addition to the aforementioned loan and as discussed further in Note 7, the Company filed a third party complaint against certain licensees. The amount of money paid to the Company by settling with Third-Party Defendants and the Company’s insurance carrier was $505,660.

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

The total amounts due to the various related parties as of December 31, 2018 and December 31, 2017 was $93,949 and $45,842 respectively and the total amounts due to the Company from the various related parties as of December 31, 2018 and December 31, 2017 was $0 and $275,154, respectively.

Note 5. Income Taxes

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

The Company has net operating loss carryforwards of approximately $6,067,000, which expire in the years 2019 through 2038. Management has determined that it is more likely than not that the net operating loss carryforward will not be fully utilized therefore a full valuation allowance has been provided. The Company’s net operating loss carryforwards have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years. We have determined the Company has lost cumulatively $1,413,000 of deferred tax assets attributed to net operating loss carryforwards due to the change in ownership in 2008. The remaining $215,000 of deferred tax assets can only be utilized up to $21,500 per year (relating to the IRC382, limitation) through 2028.

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$493,000	$283,000
Allowance for doubtful accounts	14,000	152,000
Revenue recognition	66,000
Less valuation allowance	(573,000)	(435,000)
Net deferred tax asset	$-	$-

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 21% and 34% for the years ended December 31, 2018 and 2017, respectively as a result of the following:

	2018	2017
Tax (benefit) at statutory rate	$(141,000)	$(48,000)
State and local taxes	(69,000)	(24,000)
Permanent differences	-	-
Change in valuation allowance	210,000	72,000
Tax due	$0	$0

Federal and State/Local tax years remain open by statute, generally three years. There are no open Statutory Federal or State/Local audits at December 31, 2018.

Note 6. Licensees

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

See Note 9 for litigation relating to a few of the Company’s license agreements.

IMO’s members are the Company's majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making IMO a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 20% and 0% of the Company's royalty revenues for the years ended December 31, 2018 and 2017, respectively. The Company recognized $139,405 in royalty revenues under ASC 606 from IMO. Mr. Gans is also the majority owner (80%) of Swan, which accounted for 0% and 0% of the Company royalty revenues for the years ended December 31, 2018 and 2017, respectively. Mr. Gans is also the majority owner (92.165%) of Starlight, which accounted for 0% and 0% of the Company's royalty revenues for the years ended December 31, 2018 and 2017, respectively.

Note 7. Deferred Revenue

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2018 is comprised of professional fees of $50,047, accrued payroll and taxes of $1,906, legal fees of $64,031, insurance of $5,595, filing fees of $4,496, marketing fees and expenses of $4,337 and miscellaneous accruals and payables of $7,135. Accounts payable and accrued expenses as of December 31, 2017 is comprised of professional fees of $40,300, accrued payroll and taxes of $2,255, legal fees of $8,911, insurance of $9,414, filing fees of $2,248, marketing fees and expenses of $7,247 and miscellaneous accruals and payables of $5,075.

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

On January 5, 2017, the Court issued an Order granting in part, and denying in part, Defendants’ motion to dismiss the Complaint. The Court dismissed Plaintiffs’ claims sounding in negligence, conversion, unjust enrichment and quantum meruit. The remaining claims were not dismissed at that time. On August 4, 2018, the Court dismissed Plaintiffs’ claims against Defendants, including the Company, with prejudice, at Plaintiffs’ request following settlement with Defendants. During the year ended December 31, 2018, the Company paid $1,310,000 to Plaintiffs in connection with the settlement. Between August 4, 2018 and October 9, 2018, the Court dismissed with prejudice the Company’s claims against the Third-Party Defendants, other than the Defaulting Third-Party Defendants, at the Company’s request following settlement with those Third-Party Defendants. The total amount of money paid to the Company by the settling Third-Party Defendants, and the Company’s insurance carrier, is $505,660. Scores has obtained Default Orders against Fuun House Productions, L.L.C. and Norm A Properties, LLC. The value of the Company’s claims against Fuun House Productions, L.L.C. and Norm A Properties, LLC are all that remain to be determined in the action. The Company became aware the week of December 17, 2018 that Fuun House Productions, L.L.C. has filed for bankruptcy protection.

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

On October 10, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against SCMD, LLC. the former licensee of SCORES Baltimore, said license having been terminated effective October 1, 2018. The civil action seeks damages for unpaid royalties in an amount of at least $170,000. The action is pending. Defendant removed the case to the US District Court for the Southern District of New York, 1-18-cv-11364-PGG. Plaintiff then filed an amended complaint in federal court. Defendant has filed a request for leave to file a motion to dismiss. The Company had until January 5, 2020 to submit opposition and then the Defendant has until January 15, 2020 to serve a reply to the Company’s opposition. The motion has been fully submitted and we await a decision.

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

On May 4, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Bonkers Space Coast Inc. and Ken Fees, the former licensee of the SCORES Green Bay, for unpaid royalties in the amount of $80,000. The Defendants have not appeared and Plaintiffs have filed a motion for judgment by default. A motion for default judgement was granted and judgement was entered on November 26, 2019. The Company has found real property owned by the Defendant and we are in the process of attaching same.

On April 20, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against The Cadillac Lounge LLC and Dick Shappy, the former licensee of SCORES Rhode Island for unpaid royalty fees. The action was settled for $50,000 and has been paid in full during the 2nd quarter 2018.

On April 25, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against South East Show Clubs LLC and Michael Tomkovich, the license of SCORES Jacksonville and SCORES Savannah, for unpaid royalties in the amount of $60,000. The action was settled and has been paid in full during the 4th quarter of 2018.

On August 3, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Silver Bourbon, Inc, the licensee of SCORES New Orleans, for unpaid royalties in the amount of $145,500. Defendant was served on September 19, 2018 and the parties are in the process of negotiating a settlement agreement.

On July 13, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Manhattan Fashions LLC, the licensee of SCORES Harvey for unpaid royalties in the amount of $84,000. Defendant was served on August 3, 2018 and the action is pending. A final notice of default was mailed on October 12, 2018 and was granted. The parties are in the process of negotiating a settlement agreement.

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and assist letter was sent and we received a response from the licensee and are in the process of entering a written license agreement, but the negotiations are at a standstill. The parties have thus far not been able to reach an agreement of the basic terms and litigation will most probably ensue.

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

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259.68 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $400,469.86 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 28 consecutive monthly installments of $15,000, and a final installment of $121.05, with the initial installment due and payable on January 1, 2019 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees.

There are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

Note 10. SUBSEQUENT EVENTS

Please see Note 9 for events concerning legal matters.

Management evaluated subsequent events through the date of this filing and determined that no additional events have occurred that would require adjustment to or disclosure in the financial statements.