Form 10-Q
period 2019-03-31
SCORES HOLDING CO INC
filed 2020-04-29
CIK 831489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 16, 2020 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995, and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “intends,” “expects,” “projects,” “estimates,” “believes,” “seeks,” “could,” “should,” the negative thereof or comparable terminology. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You arecautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document, except as required by law.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,453	$7,662
Trade receivables - including affiliates, net of allowance of $27,800 and $43,800, respectively	65,046	52,017
Prepaid expenses	10,300	13,897

Total Current Assets	100,799	73,576

TOTAL ASSETS	$100,799	$73,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$155,579	$137,547
Accrued expenses, related	22,078	18,949
Related party payable	105,000	75,000
Deferred revenue	42,500	—

Total Current Liabilities	325,157	231,496

Related party loan payable - long term	404,488	400,470
Deferred revenue - long term	85,000	112,500

TOTAL LIABILITIES	814,645	744,466

Commitments and Contingencies (Note 7)	—	—

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized,165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,937,149)	(6,894,193)

Total Stockholders' (Deficit)	(713,846)	(670,890)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$100,799	$73,576

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

REVENUES

Royalty Revenue	$82,298	$101,209

Total Revenue	82,298	101,209

EXPENSES

General and Administrative Expenses	181,730	191,251

LOSS FROM OPERATIONS	(99,432)	(90,042)

OTHER INCOME/(EXPENSE)

Litigation Settlement,net	45,000	(1,300,000)
Interest Income/(Expense), net	(4,524)	(507)
Other Income	16,000	10,000

TOTAL OTHER INCOME/(EXPENSE)	56,476	(1,290,507)

NET LOSS BEFORE INCOME TAXES	(42,956)	(1,380,549)

INCOME TAXES	—	1,376

NET LOSS	$(42,956)	$(1,381,925)

NET INCOME/(LOSS) PER SHARE-Basic and Diluted	(0.00)	(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(42,956)	$(1,381,925)

Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of bad debts	(16,000)	(231,654)
ASC 606 revenue recognition	—	71,000

Changes in assets and liabilities:
Licensee receivable	2,971	239,087
Prepaid expenses	3,597	2,136
Accounts payable and accrued expenses	18,032	(14,321)
Accrued expenses, related party	3,129	2,739
Accrued litigation settlement	—	1,300,000
Deferred revenue	15,000	(24,750)

NET CASH USED IN OPERATING ACTIVITIES	(16,227)	(37,688)

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	30,000	52,500
Proceeds from related party	4,018	(18,048)

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,018	34,452

NET INCREASE/(DECREASE) IN CASH	17,791	(3,236)
Cash and cash equivalents - beginning of period	7,662	33,457
Cash and cash equivalents - end of period	$25,453	$30,221

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$506	$507
Cash paid for income taxes	$—	$—

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2018 and 2019

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2017	165,186,144	$165,186	$6,058,117	$(6,294,398)	$(71,095)

ASC 606 revenue recogonition	—	—	—	71,000	71,000

Net Loss	—	—	—	(1,381,925)	(1,381,925)

Balance as of March 31, 2018	165,186,144	165,186	6,058,117	(7,605,323)	(1,382,020)

Balance as of December 31, 2018	165,186,144	$165,186	$6,058,117	$(6,894,193)	$(670,890)

Net Loss	—	—	—	(42,956)	(42,956)

Balance as of March 31, 2019	165,186,144	$165,186	$6,058,117	$(6,937,149)	$(713,846)

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

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of Scores Licensing Corp. (“SLC”), its wholly-owned subsidiary.

The Company's condensed consolidated financial statements include the Company's accounts, as well as those of its wholly-owned subsidiary. Certain prior period amounts have been reclassified to conform to the current period presentation. The Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2019.

Note 2. Summary of Significant Accounting Principles

Going Concern

As of March 31, 2019, the Company has cumulative losses totaling $(6,937,149) and negative working capital of $224,358. The Company had a net loss of $(42,956) for the three months ended March 31, 2019. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentration of Credit Risk

The Company earns royalty revenues from ten licensees.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

With regards to March 31, 2019, concentrations of sales from four licensees range from 12% to 31%, totaling 90%. There are receivables from three licensees ranging from 15% to 47%, totaling 92%. There are no sales from licensees that are considered related parties. There are no receivables from these licensees that are considered related parties.

With regards to March 31, 2018, concentrations of sales from five licensees range from 15% to 24%, totaling 91%. There are receivables from four licensees ranging from 15% to 26%, totaling 83%. There are no sales from licensees that are considered related parties. There are receivables from three of these licensees that are considered related parties of 19%, 23% and 26%, which have been fully reserved.

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

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2019 and 2018, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. As of March 31, 2019, there are no outstanding stock equivalents.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Standards Update

Measurement of Financial Assets and Liabilities

In January 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) (“ASU 2016 – 01”) Recognition and Measurement of Financial Assets and Financial Liabilities” intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing U.S. GAAP by requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities. Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The ASU on recognition and measurement went into effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon review of the provisions of this ASU, it has been determined there is no material effect on the Company's results of operations, cash flows or financial condition.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended March 31,
	2019	2018
Major products/service lines
Licensing fees - royalty revenue	$82,298	$101,209
Total Revenue	$82,298	$101,209

Timing of revenue recognition
Products transferred at a point in time	$0	$0
Products and services transferred over time	82,298	101,209
	$82,298	$101,209

Contract balances

The following table provides information about receivables and liabilities from contracts with customers:

	March 31, 2019	December 31, 2018
Assets
Trade receivables - including affiliates, net	$65,046	$52,017
Liabilities
Deferred revenue	$42,500	$0
Deferred revenue - long term	$85,000	$112,500

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

Note 4. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company's trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc. (“Swan”), a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $0 in unpaid royalties and expenses as of March 31, 2019 and December 31, 2018, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of March 31, 2019 and December 31, 2018, respectively.

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

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. The Company owed WSR $15,000 and $7,500 in unpaid rents as of March 31, 2019 and December 31, 2018, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitian”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company owed $90,000 and $67,500 in unpaid management services as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, the Company has accrued expenses of $22,078 due to Metropolitan. The Company owed $22,078 and $18,949 as of March 31, 2019 and December 31, 2018, respectively.

Effective July 1, 2018, after the gentlemen’s club in New Jersey had been closed from August 15, 2016 to June 28, 2018, the Company terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing the Company's trademarks. Star Light

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

will purchase the licensed products from the Company or its affiliates at cost plus 25%. Robert M. Gans, the Company's President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light and Howard Rosenbluth, the Company's Secretary, Treasurer and a Director, owns 1%. Star Light owes the Company a royalty receivable of $0 and $0 as of March 31, 2019 and December 31, 2018, respectively.

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

Effective February 28, 2017 (the “Effective Date”), the Company entered into separate Settlement Agreements (each, a “Settlement Agreement”) with three licensees, IMO, Star Light and Swan (are sometimes referred to individually as a “Licensee” and collectively as the “Licensees”) controlled by Robert M. Gans, the Company's President, Chief Executive Officer and a member of its Board of Directors.

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

As of the Effective Date, Star Light owed the Company an aggregate of $250,000 in unpaid royalties and other fees. Star Light is currently inactive and has no revenue. Under its Settlement Agreement, Star Light has agreed to pay the Company $75,000, in full settlement of all claims the Company may have against it. The settlement amount is payable pursuant to a promissory note in 10 consecutive monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year. This obligation was satisfied under the terms of the Offset Agreement as discussed further below.

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

On August 4, 2018, the Company settled the Plaintiffs (as defined below) claims in the Voronina matter for $1,310,000. See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. In addition to the aforementioned loan and as discussed further in Note 7, the Company filed a third party complaint against certain licensees. During the period of August 16, 2018 thru July 19, 2019 the amount of money paid to the Company by settling with Third-Party Defendants and the Company’s insurance carrier was $505,660.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company previously entered into the three Royalty Settlement Agreements noted above where Robert M. Gans is a majority owner of the equity of each of the Licensees. Robert M. Gans guaranteed the payment of each Licensee’s obligations under each of the 3 Settlement Documents. The Licensees were not current with respect to their obligations under the Settlement Documents and the Company did not call upon Mr. Gans to honor his Guaranties.

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

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $404,488 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 28 consecutive monthly installments of $15,000, and a final installment of $121.05, with the initial installment due and payable on January 1, 2019 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees.

The total amounts due to the various related parties as of March 31, 2019 and December 31, 2018 was $531,566 and $93,949 respectively and the total amounts due to the Company from the various related parties as of March 31, 2019 and December 31, 2018 was $0 and $0, respectively.

Note 5. Licensees

As of March 31, 2019, the Company has ten license agreements which were obtained between 2003 and 2019.

On March 18, 2016, the Company (through its subsidiary SLC.) entered into a Trademark License (the “Trademark License”) with Michael Blutrich, an unrelated party. The Trademark License grants Mr. Blutrich the non-exclusive use of the Company’s registered trademarks, related logos and other intellectual property in connection with the development, production and distribution of a potential scripted television series, mini-series or movie of the week (the “Series”). Under the Trademark License, the Company will receive three percent of all fees, contingent compensation and other consideration that Mr. Blutrich receives in connection with the Series. Mr. Blutrich is permitted to assign the Trademark License without consideration to third-parties. The term of the Trademark License is for one year, which term may and has been extended through December 31, 2020. Effective March 18, 2016, the Company and Mr. Blutrich entered into an addendum to the Trademark License, extending the license to a book about Scores.

See Note 7 for litigation relating to a few of the Company’s license agreements.

IMO’s members are the Company's majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making IMO a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). IMO accounted for 0% and 0% of the Company's royalty revenues for the three months ended March 31, 2019 and 2018, respectively. Mr. Gans is also the majority owner (80%) of Swan, which accounted for 0% and 0% of the Company royalty revenues for the three months ended March 31, 2019 and 2018, respectively. Mr. Gans is also the majority owner (92.165%) of Star Light, which accounted for 0% and 0% of the Company's royalty revenues for the three months ended March 31, 2019 and 2018, respectively.

Note 6. Deferred Revenue

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Commitments and Contingencies

The Company records $7,500 a month as rent, overhead, and services due to Metropolitan for services rendered by the management of the Company. Mr. Gans is the sole owner of Metropolitan.

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans, the Company's majority shareholder, for $2,500 a month.

On April 3, 2016, 50 individuals purporting to be professional models and/or actresses collectively, the “Plaintiffs”) filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans, collectively the (“Defendants”) alleging that images of Plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants (the “Lawsuit”). The Lawsuit further alleged that the unauthorized use of these images created, among other things, the false impression that these individuals either worked at, or endorsed, one or more of such clubs. The Lawsuit asserted causes of action under Section 43 of the Lanham Act, 28 U.S.C. § 1125(a)(1), premised on a theory of false endorsement and/or association; New York Civil Rights Law §§ 50-51; New York’s Deceptive Trade Practices Act, New York General Business Law § 349; as well as various common law torts, namely defamation, negligence, conversion, unjust enrichment and quantum meruit. The Lawsuit sought unspecified compensatory damages, punitive damages, as well as attorneys’ fees and costs. The Lawsuit also sought an injunction permanently enjoining the use of the individuals’ images to promote, via any medium, any of the clubs. On April 20, 2017, as a result of the claims asserted in the Lawsuit, the Company filed a third-party complaint (the “Third-Party Complaint”) against certain licensees, namely CG Consulting, LLC; Anthony Quaranta; High Five Management Group, Inc.; Club 2000 Eastern Avenue, Inc.; SCMD, LLC; David Baucom; Manhattan Fashion L.L.C.; Stone Park Entertainment, Inc.; Silver Bourbon, Inc.; Tampa Food & Entertainment, Inc.; Fuun House Productions, L.L.C.; Norm A Properties, LLC; Southeast Show Clubs, LLC; Michael Tomkovich; Palm Spring Grill LLC; Houston KP LLC; and Star Light Events LLC (collectively, “Third-Party Defendants”) asserting causes of action for breach of contract, breach of warranty, contractual indemnification, common law indemnification, contribution and breach of contract for failure to procure insurance. The Company maintained in the Third-Party Complaint, among other things, that pursuant to the Third-Party Defendants’ respective license agreements, each of the Third-Party Defendants are expressly obligated to indemnify, defend and hold the Company harmless in connection with the conduct giving rise to the claims asserted by Plaintiffs in the Lawsuit. Third-Party Defendants Club 2000 Eastern Avenue, Inc., Fuun House Productions, L.L.C., and Norm A Properties, LLC (collectively the “Defaulting Third-Party Defendants”) failed to respond to the Third-Party Complaint.

On January 5, 2017, the Court issued an Order granting in part, and denying in part, Defendants’ motion to dismiss the Complaint. The Court dismissed Plaintiffs’ claims sounding in negligence, conversion, unjust enrichment and quantum meruit. The remaining claims were not dismissed at that time. On August 4, 2018, the Court dismissed Plaintiffs’ claims against Defendants, including the Company, with prejudice, at Plaintiffs’ request following settlement with Defendants. During 2018, the Company paid $1,310,000 to Plaintiffs in connection with the settlement. Between August 4, 2018 and October 9, 2018, the Court dismissed with prejudice the Company’s claims against the Third-Party Defendants, other than the Defaulting Third-Party Defendants, at the Company’s request following settlement with those Third-Party Defendants. The total amount of money paid to the Company by the settling Third-Party Defendants, and the Company’s insurance carrier, is $505,660, which includes $325,660 paid during the nine months ended September 30, 2018. Scores has obtained Default Orders against Fuun House Productions, L.L.C. and Norm A Properties, LLC. The value of the Company’s claims against Fuun House Productions, L.L.C. and Norm A Properties, LLC are all that remain to be determined in the action. The Company became aware during the week of December 17, 2018 that Fuun House Productions, L.L.C. has filed for bankruptcy protection.

On January 3, 2017, the Company, together with its subsidiary SLC, filed an action against CJ NYC Inc. in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action the Company sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, the Company filed a motion for judgment by default. The court heard the Company motion on April 5, 2017, and on May 25, 2017, the court granted the Company's motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $85,000 to SLC and $14,333 in damages and $530 in costs to the Company. All signage has been removed and the Company is attempting to collect on the default judgment, but it believes that Defendant no longer has any assets, leaving the Company unable to collect on the default judgment.

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

On July 25, 2017, plaintiff Dislenia Munoz, who formerly performed as an adult entertainer at Scores New York, owned in its entirety by I.M. Operating LLC, commenced a putative class action lawsuit against the Company, IMO, Robert Gans and Mark Yackow in the Supreme Court of the State of New York, County of New York. Plaintiff alleged that she and other similarly situated entertainers at Scores New York were misclassified as independent contractors, that they should have been classified as employees, and as a result, the Defendants violated, among other things, applicable state wage and hour laws. The Lawsuit sought unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. On June 22, 2018, Plaintiff (1) amended her complaint in the Lawsuit to excise her class allegations, and (2) discontinued the Lawsuit, without prejudice. Plaintiff has brought her claims in the Lawsuit in another forum against the Defendants, other than the Company, which is no longer a subject of Plaintiff’s claims.

On October 8, 2018, the Company was served with a Summons and Complaint in the action entitled Luisa Santos de Oliveira v. Scores Holding Company, Inc.; Club Azure, LLC; Robert Gans; Mark S. Yackow; Howard Rosenbluth, Docket No. 1:18-cv-06769-GBD, in the United States District Court of the Southern District. Plaintiff claims that the Defendants violated the minimum wage and overtime provisions of the Fair Labor Standards Act (“FLSA”); violated the New York Minimum Wage Act and the overtime provisions of the New York State Labor Law (“NYLL”); violated the Spread of Hours Wage Order of the New York Commissioner of Labor; violated the Notice and Recordkeeping requirements of the NYLL; violated the wage statement provisions of the NYLL; recovery of equipment costs in violation of the FLSA and NYLL; and unlawful deductions from tips in violation of the NYLL. Plaintiff brought this action as a class action and seeks certification of this action as a collective action on behalf of herself and all other similarly situated employees and former employees of Defendants. We are still in the discovery phase of the litigation.  A court conference was recently adjourned from March 26, 2020 to May 28, 2020 because of COVID 19.

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

On October 10, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against SCMD, LLC. the former licensee of SCORES Baltimore, said license having been terminated effective October 1, 2018. The civil action seeks damages for unpaid royalties in an amount of at least $170,000. The action is pending. Defendant removed the case to the US District Court for the Southern District of New York, 1-18-cv-11364-PGG. Plaintiff then filed an amended complaint in federal court. Defendant has filed a request for leave to file a motion to dismiss. On January 6, 2020 the Company submitted opposition thereto along with a cross-motion to amend the complaint.  Defendant filed its reply on January 17, 2020.  The parties await the Court’s decision.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 4, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Bonkers Space Coast Inc. and Ken Fees, the former licensee of the SCORES Green Bay, for unpaid royalties in the amount of $80,000. The Defendants have not appeared and Plaintiffs have filed a motion for judgment by default. A motion for default judgement was granted and judgement was entered on November 26, 2019. The Company has found real property owned by the Defendant and we are in the process of attaching same. We filed an exemplified copy of the default judgment with the State Court in Wisconsin and await the Court’s response so that we can attach defendant Ken Fees’ real property.

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

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and desist letter was sent. The Company finally entered into a license agreement as of March 5, 2020 with Cheetah Club, LLC for a club located in Huntsville, Alabama.

In July 2018, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) in the Voronina litigation, and in August 2018, the Court entered an order dismissing the plaintiff’s claims against the Defendants with prejudice. Metropolitan, loaned the Company an aggregate of $770,000 to enable the Company to make the payments called for by the Agreement.

As previously reported, in February 2017, the Company entered into settlement agreements (each, a “Royalty Settlement Agreement”) with Star Light, Swan, IMO and Robert M. Gans. Robert M. Gans is the owner of a majority of the equity of each of aforementioned Licensees. Pursuant to the Royalty Settlement Agreements, the Company forgave the repayment of a certain portion of unpaid, past-due royalties in return for the respective Licensees’ agreements to pay the remainder (the “Royalty Settlement Amount”) of the unpaid royalties, plus interest, to the Company. The Royalty Settlement Amount for each Licensee was represented by a promissory note, and Robert M. Gans guaranteed the payment of each Licensee’s obligations under the Settlement Agreement.

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $404,488 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 28 consecutive monthly installments of $15,000, and a final installment of $121, with the initial installment due and payable on January 1, 2019 (or the first business day thereafter). As of March 31, 2020, no payments have been made on the Voronina note. The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees.

There are no other material legal proceedings pending to which the Company or any of its property is subject, nor to the Company's knowledge are any such proceedings threatened.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. SUBSEQUENT EVENTS

Please see Note 7 for events concerning legal matters.

Management evaluated subsequent events through the date of this filing and determined that no additional events have occurred that would require adjustment to or disclosure in the financial statements, except as set forth below.

As a result of the COVID-19 virus, during the first quarter of 2020, state and local governments have required all but certain essential businesses to close, including all nine clubs operating under the Scores name. The duration and ultimate extent of the closures of these clubs cannot be predicted at this time, however the impact on such clubs' revenue could be material and result in a significant decline in our royalty revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of March 31, 2019, there are nine such clubs operating under the Scores name, in New York, New York; Chicago, Illinois; Tampa, Florida; New Orleans, Louisiana; Harvey, Louisiana; Mooresville, North Carolina; Palm Springs, Florida; Buffalo, New York and Las Vegas, Nevada.

On January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock. I.M. Operating LLC (“IMO”), which is partially owned by Robert M. Gans who is also our majority shareholder, has signed a licensing agreement with us and commenced operations in New York of a new club (the “New York Club”) under the Scores name in May 2009. Effective September 1, 2017, IMO no longer owned or operated the New York Club and terminated its licensing agreement with the Company. IMO sold the New York Club to Club Azure LLC (“CA”) which is owned by Mark Yackow who is the sole owner (100%) of CA and former Chief Operating Officer of IMO. Effective September 1, 2017, the Company granted an exclusive, non-transferable license for the use of the “Scores New York” to CA for the New York Club.

As a result of the COVID-19 virus, during the first quarter of 2020, state and local governments have required all but certain essential businesses to close, including all nine clubs operating under the Scores name. The duration and ultimate extent of the closures of these clubs cannot be predicted at this time, however the impact on such clubs' revenue could be material and result in a significant decline in our royalty revenues.

Results of Operations

Three Months Ended March 31, 2019 (“the 2019 three-month period”) Compared to Three Months Ended March 31, 2018 (“the 2018 three-month period”).

Revenues:

Revenues decreased to $82,298 for the 2019 three-month period from $101,209 for the 2018 three-month period.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate. The foregoing decrease is a direct result of a decline in royalty revenues. This decrease is primarily due to the decrease in the number of licensing agreements as of March 31, 2018 from eleven agreements to nine agreements as of March 31, 2019.

Other Income

Total other income increased to $56,476 for the 2019 three-month period from total other expense of $1,290,507 for the 2018 three-month period. Total other income for the 2019 three month-period included a $45,000 recovery of the $1,300,000 Litigation Settlement payment paid to us by various licensees, interest expense of $4,524, and other income of $16,000 representing a recovery of royalty revenue previously written off as bad debt and collected during the 2019 three-month period. Total other expense for the 2018 three-month period included the $1,300,000 Litigation Settlement payment, $507 of interest expense, and other income of $10,000 representing a recovery of royalty revenue previously written off as bad debt and collected during the 2018 three-month period.

General and Administrative Expenses:

General and administrative expenses decreased slightly during the 2019 three-month period to $181,730 from $191,251 during the 2018 three-month period, which can be attributed to the decrease in salary and other expenses offset by the increase in legal expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $33,153 for the 2019 three-month period and $17,064 for the 2018 three-month period.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Loss:

Our net loss was $42,956 or ($.00) per share for the 2019 three-month period as compared to net loss of $1,381,925 or ($.01) per share for the 2018 three-month period. This decrease was primarily due to the litigation settlement fees of $1,300,000 in the 2018 three-month period.

Net loss per share data for both the 2019 three-month period and the 2018 three-month period is based on net loss available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Going Concern:

Various conditions such as the accumulated losses, significant debt, and the results of litigation raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash:

At March 31, 2019, we had $25,453 in cash and cash equivalents compared to $7,662 in cash and cash equivalents at December 31, 2018.

Operating Activities:

Net cash used in operating activities for the 2019 three-month period was $16,227 and net cash used in operating activities for the 2018 three-month period was $37,688. The decrease in cash used in operating activities is related to the recognition of ASC 606 revenue and the accrued litigation settlement in the 2018 three-month period.

Financing Activities:

Net cash provided by financing activities for the 2019 three-month period was $34,018 and net cash provided by financing activities for the 2018 three-month period was $34,452.

As of March 31, 2019 and 2018, we owed $15,000 and $15,000, respectively in rent to our Westside Realty affiliate. As of March 31, 2019 and 2018, we owed to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate $90,000 and $67,500, respectively for management fees and $404,488 and $0, respectively for a loan advanced to the Company to assist in paying litigation costs.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of March 31, 2019, we had an accumulated deficit of $(6,937,149). As of March 31, 2019, we had total current assets of $100,799 and total current liabilities of $325,157 or negative working capital of $224,358. As of December 31, 2018, we had total current assets of $73,576 and total current liabilities of $231,496 or negative working capital of $157,920. The decrease in the amount of working capital has been primarily attributable to the increase in payables and decrease in cash from non-paying clubs.

We will continue to evaluate possible acquisitions of or investments in businesses, products and technologies that are complementary to ours. These may require the use of cash, which would require us to seek financing. We may sell equity or debt securities or seek credit facilities to fund acquisition-related or other business costs. Sales of equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our adult entertainment trademark licensing business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)       Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of March 31, 2019, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of March 31, 2019 because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies March 31, 2019 and subsequent reports, and should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three-month period ended March 31, 2019.

Management's Remediation Plan

In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 3, 2016, 50 individuals purporting to be professional models and/or actresses collectively, the “Plaintiffs”) filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans, collectively the (“Defendants”) alleging that images of Plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants (the “Lawsuit”). The Lawsuit further alleged that the unauthorized use of these images created, among other things, the false impression that these individuals either worked at, or endorsed, one or more of such clubs. The Lawsuit asserted causes of action under Section 43 of the Lanham Act, 28 U.S.C. § 1125(a)(1), premised on a theory of false endorsement and/or association; New York Civil Rights Law §§ 50-51; New York’s Deceptive Trade Practices Act, New York General Business Law § 349; as well as various common law torts, namely defamation, negligence, conversion, unjust enrichment and quantum meruit. The Lawsuit sought unspecified compensatory damages, punitive damages, as well as attorneys’ fees and costs. The Lawsuit also sought an injunction permanently enjoining the use of the individuals’ images to promote, via any medium, any of the clubs. On April 20, 2017, as a result of the claims asserted in the Lawsuit, the Company filed a third-party complaint (the “Third-Party Complaint”) against certain licensees, namely CG Consulting, LLC; Anthony Quaranta; High Five Management Group, Inc.; Club 2000 Eastern Avenue, Inc.; SCMD, LLC; David Baucom; Manhattan Fashion L.L.C.; Stone Park Entertainment, Inc.; Silver Bourbon, Inc.; Tampa Food & Entertainment, Inc.; Fuun House Productions, L.L.C.; Norm A Properties, LLC; Southeast Show Clubs, LLC; Michael Tomkovich; Palm Spring Grill LLC; Houston KP LLC; and Star Light Events LLC (collectively, “Third-Party Defendants”) asserting causes of action for breach of contract, breach of warranty, contractual indemnification, common law indemnification, contribution and breach of contract for failure to procure insurance. The Company maintained in the Third-Party Complaint, among other things, that pursuant to the Third-Party Defendants’ respective license agreements, each of the Third-Party Defendants are expressly obligated to indemnify, defend and hold the Company harmless in connection with the conduct giving rise to the claims asserted by Plaintiffs in the Lawsuit. Third-Party Defendants Club 2000 Eastern Avenue, Inc., Fuun House Productions, L.L.C., and Norm A Properties, LLC (collectively the “Defaulting Third-Party Defendants”) failed to respond to the Third-Party Complaint.

On January 5, 2017, the Court issued an Order granting in part, and denying in part, Defendants’ motion to dismiss the Complaint. The Court dismissed Plaintiffs’ claims sounding in negligence, conversion, unjust enrichment and quantum meruit. The remaining claims were not dismissed at that time. On August 4, 2018, the Court dismissed Plaintiffs’ claims against Defendants, including the Company, with prejudice, at Plaintiffs’ request following settlement with Defendants. During 2018, the Company paid $1,310,000 to Plaintiffs in connection with the settlement. Between August 4, 2018 and October 9, 2018, the Court dismissed with prejudice the Company’s claims against the Third-Party Defendants, other than the Defaulting Third-Party Defendants, at the Company’s request following settlement with those Third-Party Defendants. The total amount of money paid to the Company by the settling Third-Party Defendants, and the Company’s insurance carrier, is $505,660, which includes $325,660 paid during the nine months ended September 30, 2018. Scores has obtained Default Orders against Fuun House Productions, L.L.C. and Norm A Properties, LLC. The value of the Company’s claims against Fuun House Productions, L.L.C. and Norm A Properties, LLC are all that remain to be determined in the action. The Company became aware during the week of December 17, 2018 that Fuun House Productions, L.L.C. has filed for bankruptcy protection.

On January 3, 2017, the Company, together with its subsidiary SLC, filed an action against CJ NYC Inc. in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action the Company sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, the Company filed a motion for judgment by default. The court heard the Company motion on April 5, 2017, and on May 25, 2017, the court granted the Company's motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $85,000 to SLC and $14,333 in damages and $530 in costs to the Company. All signage has been removed and the Company is attempting to collect on the default judgment, but it believes that Defendant no longer has any assets, leaving the Company unable to collect on the default judgment.

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

On July 25, 2017, plaintiff Dislenia Munoz, who formerly performed as an adult entertainer at Scores New York, owned in its entirety by I.M. Operating LLC, commenced a putative class action lawsuit against the Company, IMO, Robert Gans and Mark Yackow in the Supreme Court of the State of New York, County of New York. Plaintiff alleged that she and other similarly situated entertainers at Scores New York were misclassified as independent contractors, that they should have been classified as employees, and as a result, the Defendants violated, among other things, applicable state wage and hour laws. The Lawsuit sought unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. On June 22, 2018, Plaintiff (1) amended her complaint in the Lawsuit to excise her class allegations, and (2) discontinued the Lawsuit, without prejudice. Plaintiff has brought her claims in the Lawsuit in another forum against the Defendants, other than the Company, which is no longer a subject of Plaintiff’s claims.

On October 8, 2018, the Company was served with a Summons and Complaint in the action entitled Luisa Santos de Oliveira v. Scores Holding Company, Inc.; Club Azure, LLC; Robert Gans; Mark S. Yackow; Howard Rosenbluth, Docket No. 1:18-cv-06769-GBD, in the United States District Court of the Southern District. Plaintiff claims that the Defendants violated the minimum wage and overtime provisions of the Fair Labor Standards Act (“FLSA”); violated the New York Minimum Wage Act and the overtime provisions of the New York State Labor Law (“NYLL”); violated the Spread of Hours Wage Order of the New York Commissioner of Labor; violated the Notice and Recordkeeping requirements of the NYLL; violated the wage statement provisions of the NYLL; recovery of equipment costs in violation of the FLSA and NYLL; and unlawful deductions from tips in violation of the NYLL. Plaintiff brought this action as a class action and seeks certification of this action as a collective action on behalf of herself and all other similarly situated employees and former employees of Defendants. We are still in the discovery phase of the litigation.  A court conference was recently adjourned from March 26, 2020 to May 28, 2020 because of COVID 19.

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

On October 10, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against SCMD, LLC. the former licensee of SCORES Baltimore, said license having been terminated effective October 1, 2018. The civil action seeks damages for unpaid royalties in an amount of at least $170,000. The action is pending. Defendant removed the case to the US District Court for the Southern District of New York, 1-18-cv-11364-PGG. Plaintiff then filed an amended complaint in federal court. Defendant has filed a request for leave to file a motion to dismiss. On January 6, 2020 the Company submitted opposition thereto along with a cross-motion to amend the complaint.  Defendant filed its reply on January 17, 2020.  The parties await the Court’s decision.

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

On May 4, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Bonkers Space Coast Inc. and Ken Fees, the former licensee of the SCORES Green Bay, for unpaid royalties in the amount of $80,000. The Defendants have not appeared and Plaintiffs have filed a motion for judgment by default. A motion for default judgement was granted and judgement was entered on November 26, 2019. The Company has found real property owned by the Defendant and we are in the process of attaching same. We filed an exemplified copy of the default judgment with the State Court in Wisconsin and await the Court’s response so that we can attach defendant Ken Fees’ real property.

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

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and desist letter was sent. The Company finally entered into a license agreement as of March 5, 2020 with Cheetah Club, LLC for a club located in Huntsville, Alabama.

In July 2018, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) in the Voronina litigation, and in August 2018, the Court entered an order dismissing the plaintiff’s claims against the Defendants with prejudice. Metropolitan, loaned the Company an aggregate of $770,000 to enable the Company to make the payments called for by the Agreement.

As previously reported, in February 2017, the Company entered into settlement agreements (each, a “Royalty Settlement Agreement”) with Star Light, Swan, IMO and Robert M. Gans. Robert M. Gans is the owner of a majority of the equity of each of aforementioned Licensees. Pursuant to the Royalty Settlement Agreements, the Company forgave the repayment of a certain portion of unpaid, past-due royalties in return for the respective Licensees’ agreements to pay the remainder (the “Royalty Settlement Amount”) of the unpaid royalties, plus interest, to the Company. The Royalty Settlement Amount for each Licensee was represented by a promissory note, and Robert M. Gans guaranteed the payment of each Licensee’s obligations under the Settlement Agreement.

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $404,488 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 28 consecutive monthly installments of $15,000, and a final installment of $121, with the initial installment due and payable on January 1, 2019 (or the first business day thereafter). As of March 31, 2020, no payments have been made on the Voronina note. The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees.

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

SCORES HOLDING COMPANY, INC.

Date: April 29, 2020	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 29, 2020	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)