Form 10-Q
period 2019-06-30
SCORES HOLDING CO INC
filed 2021-10-12
CIK 831489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 12, 2021 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,101	$7,662
Trade receivables - including affiliates, net of allowance of $14,800 and $43,800, respectively	92,194	52,017
Prepaid expenses	40,386	13,897
Total Current Assets	183,681	73,576

TOTAL ASSETS	$183,681	$73,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$164,013	$137,547
Accrued expenses, related	26,449	18,949
Related party payable	90,000	75,000
Deferred revenue	30,000	-

Total Current Liabilities	310,462	231,496

Related party loan payable - long term	408,546	400,470
Deferred revenue - long term	85,000	112,500

TOTAL LIABILITIES	804,008	744,466

Commitments and Contingencies (Note 7)	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,843,630)	(6,894,193)

Total Stockholders' (Deficit)	(620,327)	(670,890)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$183,681	$73,576

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES

Royalty Revenue	$183,549	$293,866	265,847	$395,075

Total Revenue	183,549	293,866	265,847	395,075

EXPENSES

General and Administrative Expenses	138,731	167,053	320,461	358,304

INCOME/(LOSS) FROM OPERATIONS	44,818	126,813	(54,614)	36,771

OTHER INCOME/(EXPENSE)

Litigation Settlement,net	40,000	-	85,000	(1,300,000)
Interest Income/(Expense), net	(4,299)	(198)	(8,823)	(705)
Other Income	13,000	25,075	29,000	35,075

TOTAL OTHER INCOME/(EXPENSE)	48,701	24,877	105,177	(1,265,630)

NET INCOME/(LOSS) BEFORE INCOME TAXES	93,519	151,690	50,563	(1,228,859)

INCOME TAXES	-	500	-	1,876

NET INCOME/(LOSS)	$93,519	$151,190	50,563	$(1,230,735)

NET INCOME/(LOSS) PER SHARE-Basic and Diluted	0.00	0.00	0.00	(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$50,563	$(1,230,735)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Recovery of bad debts	(29,000)	(236,654)
ASC 606 revenue recognition	-	71,000

Changes in assets and liabilities:
Licensee receivable	(11,177)	229,482
Prepaid expenses	(26,489)	(34,097)
Security deposit payable	-	(20,000)
Accounts payable and accrued expenses	26,466	27,190
Accrued expenses, related party	7,500	5,902
Accrued litigation settlement	-	1,300,000
Deferred revenue	2,500	2,250

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,363	114,338

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	15,000	30,000
Proceeds from related party	8,076	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,076	30,000

NET INCREASE IN CASH	43,439	144,338
Cash and cash equivalents - beginning of period	7,662	33,457
Cash and cash equivalents - end of period	$51,101	$177,795

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$746	$705
Cash paid for income taxes	$-	$1,875

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

UNAUDITED CONDENSED  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY  (DEFICIT)

YEAR ENDED DECEMBER 31, 2018 AND SIX MONTHS ENDED JUNE 30, 2019

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2017	165,186,144	$165,186	$6,058,117	$(6,294,398)	$(71,095)

ASC 606 revenue recogonition	-	-	-	71,000	71,000

Net Loss	-	-	-	(1,381,925)	(1,381,925)

Balance as of March 31, 2018	165,186,144	165,186	6,058,117	(7,605,323)	(1,382,020)

Net Income	-	-	-	151,190	151,190

Balance as of June 30, 2018	165,186,144	165,186	6,058,117	(7,454,133)	(1,230,830)

Balance as of December 31, 2018	165,186,144	$165,186	$6,058,117	$(6,894,193)	$(670,890)

Net Loss	-	-	-	(42,956)	(42,956)

Balance as of March 31, 2019	165,186,144	$165,186	$6,058,117	$(6,937,149)	$(713,846)

Net Income	-	-	-	93,519	93,519

Balance as of June 30, 2019	165,186,144	$165,186	$6,058,117	$(6,843,630)	$(620,327)

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2019.

Note 2. Summary of Significant Accounting Principles

Going Concern

As of June 30, 2019, the Company has cumulative losses totaling $(6,843,630) and negative working capital of $126,781. The Company had a net income of $50,563 for the six months ended June 30, 2019. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Concentration of Credit Risk

The Company earns royalty revenues from ten licensees.

With regards to June 30, 2019, concentrations of sales from five licensees range from 11% to 23%, totaling 78%. There are receivables from three licensees ranging from 14% to 64%, totaling 96%. There are no sales from licensees that are considered related parties. There are no receivables from these licensees that are considered related parties.

With regards to June 30, 2018, concentrations of sales from 4 licensees range from 12% to 38%, totaling 76%. There are receivables from 4 licensees ranging from 13% to 26% totaling 81%. Included in these amounts for 2018 are sales from 0 licensees considered a related party. There are receivables from these 3 licensees that are considered related parties of 19%, 23% and 26%, most of which has been reserved.

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

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended June 30, 2019 and 2018, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. As of June 30, 2019, there are no outstanding stock equivalents.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Standards Update

Leases

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors with existing guidance in Topic 842. The ASU requires that the fair value of the underlying asset at lease commencement is its cost reflecting in volume or trade discounts that may apply. However, if there has been a significant lapse of time between the date the asset was acquired and the lease commencement date, the definition of fair value as outlined in Topic 820 should be applied. In addition, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are still evaluating the impact of this ASU on the Company’s consolidated financial statements.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Major products/service lines
Licensing fees - royalty revenue	$183,549	$293,866	$265,847	$395,075

Total Revenue	$183,549	$293,866	$265,847	$395,075

Timing of revenue recognition
Products transferred at a point in time	$0	$0	$0	$0
Products and services transferred over time	183,549	293,866	265,847	395,075
	$183,549	$293,866	$265,847	$395,075

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract balances

The following table provides information about receivables and liabilities from contracts with customers:

	June 30, 2019	December 31, 2018
Assets
Trade receivables - including affiliates, net	$92,194	$52,017
Liabilities
Deferred revenue	$30,000	$0
Deferred revenue - long term	$85,000	$112,500

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

Note 4. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company's trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc. (“Swan”), a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $0 in unpaid royalties and expenses as of June 30, 2019 and December 31, 2018, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of June 30, 2019 and December 31, 2018, respectively.

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

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. The Company owed WSR $22,500 and $7,500 in unpaid rents as of June 30, 2019 and December 31, 2018, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company owed $67,500 and $67,500 in unpaid management services as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, the Company has accrued expenses of $26,449 due to Metropolitan. The Company owed $26,449 and $18,949 as of June 30, 2019 and December 31, 2018, respectively.

Effective July 1, 2018, after the gentlemen’s club in New Jersey had been closed from August 15, 2016 to June 28, 2018, the Company terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing the Company's trademarks. Star Light will purchase the licensed products from the Company or its affiliates at cost plus 25%. Robert M. Gans, the Company's President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light and Howard Rosenbluth, the Company's Secretary, Treasurer and a Director, owns 1%. Star Light owes the Company a royalty receivable of $0 and $0 as of June 30, 2019 and December 31, 2018, respectively.

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

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $408,546 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000, and a final installment of $1,370.15, with the initial installment due and payable on January 1, 2022 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees.

The total amounts due to the various related parties as of June 30, 2019 and December 31, 2018 was $524,995 and $494,419 respectively and the total amounts due to the Company from the various related parties as of June 30, 2019 and December 31, 2018 was $0 and $0, respectively.

SCORES HOLDING CO., Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Licensees

As of June 30, 2019, the Company has ten license agreements which were obtained between 2003 and 2019.

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

IMO’s members are the Company's majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making IMO a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). IMO accounted for 0% and 0% of the Company's royalty revenues for the six months ended June 30, 2019 and 2018, respectively. Mr. Gans is also the majority owner (80%) of Swan, which accounted for 0% and 0% of the Company royalty revenues for the six months ended June 30, 2019 and 2018, respectively. Mr. Gans is also the majority owner (92.165%) of Star Light, which accounted for 0% and 0% of the Company's royalty revenues for the six months ended June 30, 2019 and 2018, respectively.

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

On January 5, 2017, the Court issued an Order granting in part, and denying in part, Defendants’ motion to dismiss the Complaint. The Court dismissed Plaintiffs’ claims sounding in negligence, conversion, unjust enrichment and quantum meruit. The remaining claims were not dismissed at that time. On August 4, 2018, the Court dismissed Plaintiffs’ claims against Defendants, including the Company, with prejudice, at Plaintiffs’ request following settlement with Defendants. During 2018, the Company paid $1,310,000 to Plaintiffs in connection with the settlement. Between August 4, 2018 and October 9, 2018, the Court dismissed with prejudice the Company’s claims against the Third-Party Defendants, other than the Defaulting Third-Party Defendants, at the Company’s request following settlement with those Third-Party Defendants. The total amount of money paid to the Company by the settling Third-Party Defendants, and the Company’s insurance carrier, is $505,660, paid thru June 30, 2019 and $85,000 received during the six months ended June 30, 2019. Scores has obtained Default Orders against Fuun House Productions, L.L.C. and Norm A Properties, LLC. The value of the Company’s claims against Fuun House Productions, L.L.C. and Norm A Properties, LLC are all that remain to be determined in the action. The Company became aware during the week of December 17, 2018 that Fuun House Productions, L.L.C. has filed for bankruptcy protection.

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

SCORES HOLDING CO., Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 8, 2018, the Company was served with a Summons and Complaint in the action entitled Luisa Santos de Oliveira v. Scores Holding Company, Inc.; Club Azure, LLC; Robert Gans; Mark S. Yackow; Howard Rosenbluth, Docket No. 1:18-cv-06769-GBD, in the United States District Court of the Southern District. Plaintiff claims that the Defendants violated the minimum wage and overtime provisions of the Fair Labor Standards Act (“FLSA”); violated the New York Minimum Wage Act and the overtime provisions of the New York State Labor Law (“NYLL”); violated the Spread of Hours Wage Order of the New York Commissioner of Labor; violated the Notice and Recordkeeping requirements of the NYLL; violated the wage statement provisions of the NYLL; recovery of equipment costs in violation of the FLSA and NYLL; and unlawful deductions from tips in violation of the NYLL. Plaintiff brought this action as a class action and seeks certification of this action as a collective action on behalf of herself and all other similarly situated employees and former employees of Defendants. The Company has submitted an Answer to Plaintiff’s claims and the case is currently in the discovery phase. On March 25, 2021, a stipulation of voluntary dismissal was filed dismissing this matter.

On October 10, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against SCMD, LLC. the former licensee of SCORES Baltimore, said license having been terminated effective October 1, 2018. The civil action seeks damages for unpaid royalties in an amount of at least $170,000. The action is pending. Defendant removed the case to the US District Court for the Southern District of New York, 1-18-cv-11364-PGG. Plaintiff then filed an amended complaint in federal court. Defendant has filed a request for leave to file a motion to dismiss. On January 6, 2020 the Company submitted opposition thereto along with a cross-motion to amend the complaint.  Defendant filed its reply on January 17, 2020. The action against SCMD, LLC (Scores Baltimore) commenced by the Company to collect licensing fees, the Defendant’s motion to dismiss was denied on August 14, 2020.  The parties subsequently settled this matter for $50,000. It received $40,000 on September 25, 2020.  There is an Order of Discontinuance, dated October 28, 2020, provided that, if by March 31, 2021, Scores Baltimore makes its last payment of $10,000.  If the payment is not timely made, a motion to restore the matter back onto the Court’s calendar will be submitted.

On September 14, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against New 4125 LLC and Mike Taraska, the licensee of SCORES Phoenix, for unpaid royalties in the amount of $47,500. The action is pending and the Company continues to negotiate a settlement.

On April 22, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against 1715 Northside Drive, Inc., the former licensee of SCORES Atlanta. The action was settled and paid in full during the 3rd quarter 2018.

On May 4, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Bonkers Space Coast Inc. and Ken Fees, the former licensee of the SCORES Green Bay, for unpaid royalties in the amount of $80,000. The Defendants have not appeared and Plaintiffs have filed a motion for judgment by default. A motion for default judgement was granted and judgement was entered on November 26, 2019. The Company has found real property owned by the Defendant and we are in the process of attaching same. We filed an exemplified copy of the default judgment with the State Court in Wisconsin, to collect licensing fees. A judgment was docketed on June 12, 2020 in Manitowoc County, WI for $82,330.34. We are in the process of foreclosing on the individual defendant’s real property.

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

On July 13, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Manhattan Fashions LLC, the licensee of SCORES Harvey for unpaid royalties in the amount of $102,984. A default judgement for this amount was entered and filed on December 7, 2020.  We are working on entering the judgment in Louisiana, but the parties are participating in ongoing negotiations to settle this matter.

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

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $408,546 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000, and a final installment of $1,370.15, with the initial installment due and payable on January 1, 2022 (or the first business day thereafter). As of March 1, 2021, no payments have been made on the Voronina note. The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees.

On January 29, 2020, an individual referred to as Jane Doe, the Plaintiff, filed a civil suit in in the Circuit Court of the 13th Judicial Circuit, in the State of Florida, Hillsborough County, against the Company, its subsidiary, Scores Licensing Corp. (“SLC”), and several other defendants.  Plaintiff’s Complaint details the somber circumstances surround the illegal actions of a non-party, who pled guilty to certain crimes against Plaintiff that were committed at a club known as Scores Tampa.  Plaintiff now seeks to hold the Company and its subsidiary, among other defendants, liable in connection with the non-party’s illegal activity by asserting causes of action for negligence, vicarious liability and unjust enrichment.  Initially, prior counsel moved to dismiss Plaintiff’s Complaint in lieu of filing Answers.  A motion to dismiss was submitted because the Court lacks personal jurisdiction under Florida’s Long-Arm Statute and Due Process Requirements because neither the Company or its subsidiary had minimum contacts with Florida; nor was their a benefited conferred upon them.  The Court wrongfully denied the motion to dismiss.  The case is in the deposition stage of discovery.  A motion for summary judgment will be submitted because neither the Company or its subsidiary were involved in the day-to-day operations of Scores Tampa, or in fact involved in the operations of Scores Tampa at all.  Other than the Company licensing the Scores trademark and other intellectual property to Scores Tampa, pursuant to a 2010 license agreement, neither the Company or its affiliate operated, conducted, engaged in, or managed Scores Tampa, making it vicariously liable for the non-party’s criminal actions.

SCORES HOLDING CO., Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 15, 2019, plaintiff Jeremy Green, a former consultant to Swan Media Group, Inc (“SMG”), commenced an action in U.S. District Court, Southern District of New York against Scores Holding Co., Inc., Scores Media Group LLC, Scores Digital Gaming LLC (“SDG”) and individual defendants Robert Gans and Charilaos Yioves seeking to recover from all defendants under various theories of breach of contract, unjust enrichment, promissory estoppels, fraudulent inducement and breach of implied duty of good faith and fair dealing.

By Order dated March 18, 2020 the Court dismissed all the causes of action except for the breach of contract claim pertaining to Greene’s consultancy agreement with SMG and the unjust enrichment claim relating to SDG. The parties have exchanged documents and information relating to the remaining causes of acting and depositions are scheduled to be held in early May, 2021. The parties expect fact discovery will be concluded by June, 2021 and expert disclosures, if necessary, shall be completed by August 31, 2021. If the case is not disposed on motion, pre-trial documents are scheduled to be exchanged in September, 2021.

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

As a result of the COVID-19 virus, during the first quarter of 2020 and ongoing, state and local governments have required all but certain essential businesses to close, including all nine clubs operating under the Scores name. The duration and ultimate extent of the closures of these clubs cannot be predicted at this time, however the impact on such clubs' revenue could be material and result in a significant decline in our royalty revenues.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of June 30, 2019, there are nine such clubs operating under the Scores name, in New York, New York; Chicago, Illinois; Tampa, Florida; New Orleans, Louisiana; Harvey, Louisiana; Mooresville, North Carolina; Palm Springs, Florida; Buffalo, New York and Las Vegas, Nevada.

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

Results of Operations

Six Months Ended June 30, 2019 (“the 2019 six-month period”) Compared to Six Months Ended June 30, 2018 (“the 2018 six-month period”).

Revenues:

Revenues decreased to $183,849 for the 2018 three-month period from $293,866 for the 2018 three-month period.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate. The foregoing decrease is a direct result of a decline in royalty revenues. This decrease is primarily due to the decrease in the number of licensing agreements for the three months ended June 30, 2018 from eleven agreements to nine agreements for the three months June 30, 2019.

Other Income

Total other income increased to $48,701 for the 2019 three-month period from $24,877 from the 2018 three-month period. Total other income for the 2018 three month-period included a $40,000 recovery of the $1,300,000 Litigation Settlement payment paid to us by various licensees, interest expense of $4,299, and other income of $13,000 representing a recovery of royalty revenue previously written off as bad debt and collected during the 2019 three-month period. Total other income for the 2018 three-month period included the $198 of interest expense, and other income of $25,075 representing a recovery of royalty revenue previously written off as bad debt and collected during the 2018 three-month period.

General and Administrative Expenses:

General and administrative expenses decreased during the 2019 three-month period to $138,731 from $167,053 during the 2019 three-month period, which can be attributed to the decrease in salary, consulting, advertising and other expenses. Legal expenses, which are reflected in general and administrative expenses, attribute to ongoing litigation in the amount of $27,335 for the 2019 three-month period and $45,197 for the 2018 three-month period.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $93,519 or $.00 per share for the 2019 three-month period as compared to net income of $151,190 or $.00 per share for the 2018 three-month period.

Net loss per share data for both the 2019 six-month period and the 2018 six-month period is based on net loss available to common shareholders divided by the weighted average of the number of common shares outstanding.

Six Months Ended June 30, 2019 (the “2019 six-month period”) Compared to Six Months Ended June 30, 2018 (the “2018 six-month period”).

Revenues:

Revenues decreased to $265,847 for the 2019 three-month period from $395,075 for the 2018 three-month period.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate. The foregoing decrease is a direct result of a decline in royalty revenues. This decrease is primarily due to the decrease in the number of licensing agreements as of June 30, 2018 from eleven agreements to nine agreements as of June 30, 2019.

Other Income

Total other income increased to $105,177 for the 2019 six-month period from total other expense of $1,265,630 for the 2018 six-month period. Total other income for the 2019 six month-period included a $85,000 recovery of the $1,300,000 Litigation Settlement payment paid to us by various licensees, interest expense of $8,823, and other income of $29,000 representing a recovery of royalty revenue previously written off as bad debt and collected during the 2019 six-month period. Total other expense for the 2018 six-month period included the $1,300,000 Litigation Settlement payment, $705 of interest expense, and other income of $35,075 representing a recovery of royalty revenue previously written off as bad debt and collected during the 2018 six-month period.

General and Administrative Expenses:

General and administrative expenses decreased slightly during the 2019 six-month period to $320,461 from $358,304 during the 2018 six-month period, which can be attributed to the decrease in salary and other expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $60,488 for the 2019 six-month period and $62,261 for the 2018 six-month period.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income/(Loss):

Our net income was $50,563 or $.00 per share for the 2019 six-month period as compared to net loss of $1,230,735 or ($.01) per share for the 2018 six-month period. This decrease was primarily due to the litigation settlement fees of $1,300,000 in the 2018 six-month period.

Net income/(loss) per share data for both the 2019 six-month period and the 2018 six-month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At June 30, 2019, we had $51,101 in cash and cash equivalents compared to $7,662 in cash and cash equivalents at December 31, 2018.

Operating Activities:

Net cash provided by operating activities for the 2019 six-month period was $20,363 and net cash provided by operating activities for the 2018 six-month period was $114,338. The decrease in cash provided by operating activities is related to the recognition of ASC 606 revenue and the accrued litigation settlement in the 2018 six-month period.

Financing Activities:

Net cash provided by financing activities for the 2019 six-month period was $23,076 and net cash provided by financing activities for the 2018 six-month period was $30,000.

As of June 30, 2019 and 2018, we owed $22,500 and $15,000, respectively in rent to our Westside Realty affiliate. As of June 30, 2019 and 2018, we owed to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate $67,500 and $45,000, respectively for management fees and $408,546 and $0, respectively for a loan advanced to the Company to assist in paying litigation costs.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of June 30, 2019, we had an accumulated deficit of $(6,843,630). As of June 30, 2019, we had total current assets of $183,681 and total current liabilities of $310,462 or negative working capital of $126,781. As of December 31, 2018, we had total current assets of $73,576 and total current liabilities of $231,496 or negative working capital of $157,920. The decrease in the amount of negative working capital has been primarily attributable to the increase in cash from previous non-paying clubs.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)       Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of June 30, 2019, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of June 30, 2019 because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies June 30, 2019 and subsequent reports, and should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the six-month period ended June 30, 2019.

Management's Remediation Plan

In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCORES HOLDING COMPANY, INC.

Date: 10/11/21	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: 10/11/21	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)