Form 10-Q
period 2019-09-30
SCORES HOLDING CO INC
filed 2022-01-04
CIK 831489

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 12, 2021 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,143	$7,662
Trade receivables - including affiliates, net of allowance of $4,800 and $43,800, respectively	95,114	52,017
Prepaid expenses	28,453	13,897

Total Current Assets	140,710	73,576

TOTAL ASSETS	$140,710	$73,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$188,597	$137,547
Accrued expenses, related	7,500	18,949
Related party payable	52,500	75,000

Total Current Liabilities	248,597	231,496

Related party loan payable - long term	342,178	400,470
Deferred revenue - long term	145,000	112,500

TOTAL LIABILITIES	735,775	744,466

Commitments and Contingencies (Note 7)	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,818,368)	(6,894,193)

Total Stockholders' (Deficit)	(595,065)	(670,890)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$140,710	$73,576

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES

Royalty Revenue	$174,124	$234,489	439,971	$629,564

Total Revenue	174,124	234,489	439,971	629,564

EXPENSES

General and Administrative Expenses	159,954	209,636	480,415	567,940

INCOME/(LOSS) FROM OPERATIONS	14,170	24,853	(40,444)	61,624

OTHER INCOME/(EXPENSE)

Litigation Settlement,net	5,000	325,660	90,000	(974,340)
Interest Income/(Expense), net	(3,908)	13,890	(12,731)	13,185
Other Income	10,000	227,545	39,000	262,620

TOTAL OTHER INCOME/(EXPENSE)	11,092	567,095	116,269	(698,535)

NET INCOME/(LOSS) BEFORE INCOME TAXES	25,262	591,948	75,825	(636,911)

INCOME TAXES	-	14	-	1,890

NET INCOME/(LOSS)	$25,262	$591,934	$75,825	$(638,801)

NET INCOME/(LOSS) PER SHARE-Basic and Diluted	0.00	0.00	0.00	(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

 SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$75,825	$(638,801)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Recovery of bad debts	(39,000)	(241,654)
ASC 606 revenue recognition	-	71,000

Changes in assets and liabilities:
Licensee receivable	(4,097)	213,241
Prepaid expenses	(14,556)	(16,811)
Security deposit payable	-	(20,000)
Accounts payable and accrued expenses	51,050	97,812
Accrued expenses, related party	(11,449)	17,219
Accrued litigation settlement	-	-
Deferred revenue	32,500	38,750

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	90,273	(479,244)

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	(22,500)	60,000
Proceeds from related party	(58,292)	399,139

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(80,792)	459,139

NET INCREASE/(DECREASE) IN CASH	9,481	(20,105)
Cash and cash equivalents - beginning of period	7,662	33,457
Cash and cash equivalents - end of period	$17,143	$13,352

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,023	$909
Cash paid for income taxes	$-	$1,890

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

UNAUDITED CONDENSED  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT

YEAR ENDED DECEMBER 31, 2018 AND NINE MONTHS ENDED SEPTEMBER 30, 2019

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2017	165,186,144	$165,186	$6,058,117	$(6,294,398)	$(71,095)

ASC 606 revenue recogonition	-	-	-	71,000	71,000

Net Loss	-	-	-	(1,381,925)	(1,381,925)

Balance as of March 31, 2018	165,186,144	165,186	6,058,117	(7,605,323)	(1,382,020)

Net Income	-	-	-	151,190	151,190

Balance as of June 30, 2018	165,186,144	165,186	6,058,117	(7,454,133)	(1,230,830)

Net Income	-	-	-	591,934	591,934

Balance as of September 30, 2018	165,186,144	$165,186	$6,058,117	$(6,862,199)	$(638,896)

Balance as of December 31, 2018	165,186,144	$165,186	$6,058,117	$(6,894,193)	$(670,890)

Net Loss	-	-	-	(42,956)	(42,956)

Balance as of March 31, 2019	165,186,144	$165,186	$6,058,117	$(6,937,149)	$(713,846)

Net Income	-	-	-	93,519	93,519

Balance as of June 30, 2019	165,186,144	$165,186	$6,058,117	$(6,843,630)	$(620,327)

Net Income	-	-	-	25,262	25,262

Balance as of September 30, 2019	165,186,144	$165,186	$6,058,117	$(6,818,368)	$(595,065)

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

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of Scores Licensing Corp. (“SLC”), its wholly-owned subsidiary.

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2019.

Note 2. Summary of Significant Accounting Principles

Going Concern

As of September 30, 2019, the Company has cumulative losses totaling $(6,818,368) and negative working capital of $107,887. The Company had a net income of $75,825 for the nine months ended September 30, 2019. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

With regards to September 30, 2019, concentrations of sales from four licensees range from 10% to 30%, totaling 78%. There are receivables from two licensees ranging from 14% to 76%, totaling 90%. There are no sales from licensees that are considered related parties. There are no receivables from these licensees that are considered related parties.

With regards to September 30, 2018, concentrations of sales from four licensees range from 11% to24%, totaling 70%. There are receivables from three licensees ranging from 16% to 33% totaling 77%. %. There are no sales from licensees that are considered related parties. There are no receivables from these licensees that are considered related parties.

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

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2019 and 2018, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. As of September 30, 2019, there are no outstanding stock equivalents.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Major products/service lines
Licensing fees - royalty revenue	$174,124	$234,489	$439,971	$629,564

Total Revenue	$174,124	$234,489	$439,971	$629,564

Timing of revenue recognition
Products transferred at a point in time	$0	$0	$0	$0
Products and services transferred over time	174,124	234,489	439,971	629,564
	$174,124	$234,489	$439,971	$629,564

Contract balances

The following table provides information about receivables and liabilities from contracts with customers:

	September 30, 2019	December 31, 2018
Assets
Trade receivables - including affiliates, net	$95,114	$52,017
Liabilities
Deferred revenue	$0	$0
Deferred revenue - long term	$145,000	$112,500

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

Note 4. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company's trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc. (“Swan”), a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $0 in unpaid royalties and expenses as of September 30, 2019 and December 31, 2018, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of September 30, 2019 and December 31, 2018, respectively.

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

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. The Company owed WSR $7,500 and $7,500 in unpaid rents as of September 30, 2019 and December 31, 2018, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company owed $45,000 and $67,500 in unpaid management services as of September 30, 2019 and December 31, 2018, respectively.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2019, the Company has accrued expenses of $7,500 due to Metropolitan. The Company owed $7,500 and $18,949 as of September 30, 2019 and December 31, 2018, respectively.

Effective July 1, 2018, after the gentlemen’s club in New Jersey had been closed from August 15, 2016 to June 28, 2018, the Company terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing the Company's trademarks. Star Light will purchase the licensed products from the Company or its affiliates at cost plus 25%. Robert M. Gans, the Company's President, Chief Executive Officer and a Director, is the majority owner (92.165%) of Star Light and Howard Rosenbluth, the Company's Secretary, Treasurer and a Director, owns 1%. Star Light owes the Company a royalty receivable of $0 and $0 as of September 30, 2019 and December 31, 2018, respectively.

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

As of the Effective Date, IMO owed the Company an aggregate of $255,406 in unpaid royalties and other fees. Under its Settlement Agreement, IMO has agreed to pay the entire amount owed to the Company, in full settlement of all claims the Company may have against it. The settlement amount is payable pursuant to a promissory note in 22 consecutive monthly installments commencing March 1, 2017 and bears simple interest at the rate of 4% per year. Included as an event of default under the note is a requirement that IMO remain current in its obligations to the Company under its license agreement from and after the Effective Date. This obligation was satisfied under the terms of the Offset Agreement as discussed further below.

As of the Effective Date, Star Light owed the Company an aggregate of $250,000 in unpaid royalties and other fees. Star Light is currently inactive and has no revenue. Under its Settlement Agreement, Star Light has agreed to pay the Company $75,000, in full settlement of all claims the Company may have against it. The settlement amount is payable pursuant to a promissory note in 10 consecutive monthly installments commencing March 1, 2017 and bears simple interest at the rate of 4% per year. This obligation was satisfied under the terms of the Offset Agreement as discussed further below.

As of the Effective Date, Swan owed the Company an aggregate of $166,000 in unpaid royalties and other fees. Swan is currently unprofitable. Under its Settlement Agreement, Swan has agreed to pay the Company $50,000, in full settlement of all claims the Company may have against it. The settlement amount is payable pursuant to a promissory note in 10 consecutive monthly installments commencing March 1, 2017 and bears simple interest at the rate of 4% per year. Included as an event of default under the note is a requirement that Swan remain current in its obligations to the Company under its license agreement from and after the Effective Date. This obligation was satisfied under the terms of the Offset Agreement as discussed further below.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 4, 2018, the Company settled the Plaintiffs (as defined below) claims in the Voronina matter for $1,310,000. See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. In addition to the aforementioned loan and as discussed further in Note 7, the Company filed a third-party complaint against certain licensees. During the period of August 16, 2018, thru July 19, 2019, the amount of money paid to the Company by settling with Third-Party Defendants and the Company’s insurance carrier was $505,660.

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

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $404,488 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000, and a final installment of $1,370, with the initial installment due and payable on January 1, 2019 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees.

The total amounts due to the various related parties as of September 30, 2019, and December 31, 2018, was $402,178 and $494,419 respectively and the total amounts due to the Company from the various related parties as of September 30, 2019, and December 31, 2018, was $0 and $0, respectively.

Note 5. Licensees

As of September 30, 2019, the Company has ten license agreements which were obtained between 2003 and 2019.

On March 18, 2016, the Company (through its subsidiary SLC.) entered into a Trademark License (the “Trademark License”) with Michael Blutrich, an unrelated party. The Trademark License grants Mr. Blutrich the non-exclusive use of the Company’s registered trademarks, related logos and other intellectual property in connection with the development, production, and distribution of a potential scripted television series, mini-series, or movie of the week (the “Series”). Under the Trademark License, the Company will receive three percent of all fees, contingent compensation and other consideration that Mr. Blutrich receives in connection with the Series. Mr. Blutrich is permitted to assign the Trademark License without consideration to third-parties. The term of the Trademark License is for one year, which term may and has been extended through December 31, 2020. Effective March 18, 2016, the Company and Mr. Blutrich entered into an addendum to the Trademark License, extending the license to a book about Scores.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

See Note 7 for litigation relating to a few of the Company’s license agreements.

IMO’s members are the Company's majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making IMO a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). IMO accounted for 0% and 0% of the Company's royalty revenues for the nine months ended September 30, 2019 and 2018, respectively. Mr. Gans is also the majority owner (80%) of Swan, which accounted for 0% and 0% of the Company royalty revenues for the nine months ended September 30, 2019 and 2018, respectively. Mr. Gans is also the majority owner (92.165%) of Star Light, which accounted for 0% and 0% of the Company's royalty revenues for the nine months ended September 30, 2019 and 2018, respectively.

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

On January 5, 2017, the Court issued an Order granting in part, and denying in part, Defendants’ motion to dismiss the Complaint. The Court dismissed Plaintiffs’ claims sounding in negligence, conversion, unjust enrichment and quantum meruit. The remaining claims were not dismissed at that time. On August 4, 2018, the Court dismissed Plaintiffs’ claims against Defendants, including the Company, with prejudice, at Plaintiffs’ request following settlement with Defendants. During 2018, the Company paid $1,310,000 to Plaintiffs in connection with the settlement. Between August 4, 2018 and October 9, 2018, the Court dismissed with prejudice the Company’s claims against the Third-Party Defendants, other than the Defaulting Third-Party Defendants, at the Company’s request following settlement with those Third-Party Defendants. The total amount of money paid to the Company by the settling Third-Party Defendants, and the Company’s insurance carrier, is $505,660, paid thru September 30, 2019 and $90,000 received during the nine months ended September 30, 2019. Scores has obtained Default Orders against Fuun House Productions, L.L.C. and Norm A Properties, LLC. The value of the Company’s claims against Fuun House Productions, L.L.C. and Norm A Properties, LLC are all that remain to be determined in the action. The Company became aware during the week of December 17, 2018 that Fuun House Productions, L.L.C. has filed for bankruptcy protection.

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

On October 8, 2018, the Company was served with a Summons and Complaint in the action entitled Luisa Santos de Oliveira v. Scores Holding Company, Inc.; Club Azure, LLC; Robert Gans; Mark S. Yackow; Howard Rosenbluth, Docket No. 1:18-cv-06769-GBD, in the United States District Court of the Southern District. Plaintiff claims that the Defendants violated the minimum wage and overtime provisions of the Fair Labor Standards Act (“FLSA”); violated the New York Minimum Wage Act and the overtime provisions of the New York State Labor Law (“NYLL”); violated the Spread of Hours Wage Order of the New York Commissioner of Labor; violated the Notice and Recordkeeping requirements of the NYLL; violated the wage statement provisions of the NYLL; recovery of equipment costs in violation of the FLSA and NYLL; and unlawful deductions from tips in violation of the NYLL. Plaintiff brought this action as a class action and seeks certification of this action as a collective action on behalf of herself and all other similarly situated employees and former employees of Defendants. The Company has submitted an Answer to Plaintiff’s claims and the case is currently in the discovery phase. The Company, along with the Co-defendants, intends to vigorously defend itself against the claims asserted against it in this lawsuit. The likelihood of an unfavorable outcome is remote because the Company’s records show, inter alia, that the Plaintiff never worked more than 25 hours per week. The case was assigned to a Magistrate Judge.  There was a conference on March 2, 2021 and a Scheduling Order was entered.  All discovery is due by May 27, 2021.

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

By Order dated March 18, 2020 the Court dismissed all the causes of action except for the breach of contract claim pertaining to Greene’s consultancy agreement with SMG and the unjust enrichment claim relating to SDG. The parties have exchanged documents and information relating to the remaining cause of action. Depositions were held in early November, 2021. As a result certain additional documents have been requested by plaintiff’s counsel and are currently being assembled for submission. If the case is not disposed on motion, pre-trial documents are scheduled to be exchanged in the near future.

In 2020 Jessica Hall filed an EEOC against the Company. In 2021, the case Jessica Hall v. Scores Holding Company, Inc., et al was filed in Federal Court, Southern District.  Scores Holding Company was not properly served with the Complaint.  There is a pending motion for default judgment, which we plan to oppose.  Plaintiff claims that she worked at a gentlemen’s club known as Scores NY where she, inter alia, was discriminated and retaliated against in violation of both Federal and State law.  The likelihood of success on the merits is slim to none because Scores Holding Company, as simply the owner of the “Scores” brand and trademarks, did not own Scores NY or employ, manage or otherwise control Plaintiff’s employment.

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

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $408,546 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000, and a final installment of $1,370, with the initial installment due and payable on January 1, 2022 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees.

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

By Order dated March 18, 2020 the Court dismissed all the causes of action except for the breach of contract claim pertaining to Greene’s consultancy agreement with SMG and the unjust enrichment claim relating to SDG. The parties have exchanged documents and information relating to the remaining causes of acting and depositions are scheduled to be held in early May, 2021. The parties expect fact discovery will be concluded by June 2021 and expert disclosures, if necessary, shall be completed by August 31, 2021. If the case is not disposed on motion, pre-trial documents are scheduled to be exchanged in September, 2021.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of September 30, 2019, there are nine such clubs operating under the Scores name, in New York, New York; Chicago, Illinois; Tampa, Florida; New Orleans, Louisiana; Harvey, Louisiana; Mooresville, North Carolina; Palm Springs, Florida; Buffalo, New York and Las Vegas, Nevada.

On January 27, 2009, Mitchell’s East LLC, wholly owned by Robert M. Gans, acquired a majority interest in our outstanding capital stock. I.M. Operating LLC (“IMO”), which is partially owned by Robert M. Gans who is also our majority shareholder, has signed a licensing agreement with us and commenced operations in New York of a new club (the “New York Club”) under the Scores name in May 2009. Effective September 1, 2017, IMO no longer owned or operated the New York Club and terminated its licensing agreement with the Company. IMO sold the New York Club to Club Azure LLC (“CA”) which was owned by Mark Yackow who is the sole owner (100%) of CA and former Chief Operating Officer of IMO. Mr. Yackow passed away on October 12, 2020. Effective September 1, 2017, the Company granted an exclusive, non-transferable license for the use of the “Scores New York” to CA for the New York Club.

As a result of the COVID-19 virus, during the first and second quarter of 2020, state and local governments have required all but certain essential businesses to close, including all nine clubs operating under the Scores name. The duration and ultimate extent of the closures of these clubs cannot be predicted at this time, however the impact on such clubs' revenue could be material and result in a significant decline in our royalty revenues.

Results of Operations

Three Months Ended September 30, 2019 (“the 2019 three-month period”) Compared to Three Months Ended September 30, 2018 (“the 2018 three-month period”).

Revenues:

Revenues decreased to $174,124 for the 2019 three-month period from $234,489 for the 2018 three-month period.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate. The foregoing decrease is a direct result of a decline in royalty revenues. This decrease is primarily due to the decrease in the number of licensing agreements for the three months ended September 30, 2018 from twelve agreements to ten agreements for the three months September 30, 2019.

Other Income

Total other income decreased to $11,092 for the 2019 three-month period from $567,095 from the 2018 three-month period. Total other income for the 2019 three month-period included a $5,000 recovery of the $1,300,000 Litigation Settlement payment paid to us by various licensees, interest expense of $3,098, and other income of $10,000 representing a recovery of royalty revenue previously written off as bad debt and collected during the 2019 three-month period. Total other income for the 2018 three-month period included a $325,660 recovery of the $1,300,000 Litigation Settlement payment paid to us by various licensees, interest income of $13,890, and other income of $227,545 representing a recovery of royalty revenue previously written off as bad debt and collected during the 2018 three-month period.

General and Administrative Expenses:

General and administrative expenses decreased during the 2019 three-month period to $159,954 from $209,636 during the 2018 three-month period, which can be attributed to the decrease in salary, consulting, advertising, and other expenses. Legal expenses, which are reflected in general and administrative expenses, attribute to ongoing litigation in the amount of $30,785 for the 2019 three-month period and $59,561 for the 2018 three-month period.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income was $25,262 or $.00 per share for the 2019 three-month period as compared to net income of $591,934 or $.00 per share for the 2018 three-month period.

Net income per share data for both the 2019 three-month period and the 2018 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2019 (the “2019 nine-month period”) Compared to Nine Months Ended September 30, 2018 (the “2018 nine-month period”).

Revenues:

Revenues decreased to $439,971 for the 2019 nine-month period from $629,564 for the 2018 nine-month period.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate. The foregoing decrease is a direct result of a decline in royalty revenues. This decrease is primarily due to the decrease in the number of licensing agreements as of September 30, 2018 from twelve agreements to ten agreements as of September 30, 2019.

Other Income

Total other income increased to $116,269 for the 2019 nine-month period from total other expense of $698,535 for the 2018 nine-month period. Total other income for the 2019 nine month-period included a $90,000 recovery of the $1,300,000 Litigation Settlement payment paid to us by various licensees, interest expense of $12,731, and other income of $39,000 representing a recovery of royalty revenue previously written off as bad debt and collected during the 2019 nine-month period. Total other expense for the 2018 nine-month period included the net payment of $974,340 of the Litigation Settlement, $13,185 of interest income, and other income of $262,620 representing a recovery of royalty revenue previously written off as bad debt and collected during the 2018 nine-month period.

General and Administrative Expenses:

General and administrative expenses decreased slightly during the 2019 nine-month period to $480,415 from $567,940 during the 2018 nine-month period, which can be attributed to the decrease in salary, legal and other expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $91,273 for the 2019 nine-month period and $121,822 for the 2018 nine-month period.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income/(Loss):

Our net income was $75,825 or $.00 per share for the 2019 nine-month period as compared to net loss of $638,801 or ($.00) per share for the 2018 nine-month period. This decrease was primarily due to the litigation settlement fees of $1,300,000 in the 2018 nine-month period.

Net income/(loss) per share data for both the 2019 nine-month period and the 2018 nine-month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At September 30, 2019, we had $17,143 in cash and cash equivalents compared to $7,662 in cash and cash equivalents at December 31, 2018.

Operating Activities:

Net cash provided by operating activities for the 2019 nine-month period was $90,273 and net cash used by operating activities for the 2018 nine-month period was $479,244. The increase in cash provided by operating activities is related to the recognition of ASC 606 revenue and the accrued litigation settlement in the 2018 nine-month period.

Financing Activities:

Net cash used by financing activities for the 2019 nine-month period was $80,792 and net cash provided by financing activities for the 2018 nine-month period was $459,139.

As of September 30, 2019 and 2018, we owed $7,500 and $22,500, respectively in rent to our Westside Realty affiliate. As of September 30, 2019 and 2018, we owed to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate $45,000 and $67,500, respectively for management fees and $342,178 and $0, respectively for a loan advanced to the Company to assist in paying litigation costs.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of September 30, 2019, we had an accumulated deficit of $(6,818,368). As of September 30, 2019, we had total current assets of $140,710 and total current liabilities of $248,597 or negative working capital of $107,887. As of December 31, 2018, we had total current assets of $73,576 and total current liabilities of $231,496 or negative working capital of $157,920. The decrease in the amount of negative working capital has been primarily attributable to the increase in cash from previous non-paying clubs.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)            Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of September 30, 2019, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of September 30, 2019 because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies as of September 30, 2019, and subsequent reports should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the nine-month period ended September 30, 2019.

Management's Remediation Plan

In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

By Order dated March 18, 2020 the Court dismissed all the causes of action except for the breach of contract claim pertaining to Greene’s consultancy agreement with SMG and the unjust enrichment claim relating to SDG. The parties have exchanged documents and information relating to the remaining cause of action. Depositions were held in early November, 2021. As a result certain additional documents have been requested by plaintiff’s counsel and are currently being assembled for submission. If the case is not disposed on motion, pre-trial documents are scheduled to be exchanged in the near future.

In 2020 Jessica Hall filed an EEOC against the Company. In 2021, the case Jessica Hall v. Scores Holding Company, Inc., et al was filed in Federal Court, Southern District.  Scores Holding Company was not properly served with the Complaint.  There is a pending motion for default judgment, which we plan to oppose.  Plaintiff claims that she worked at a gentlemen’s club known as Scores NY where she, inter alia, was discriminated and retaliated against in violation of both Federal and State law.  The likelihood of success on the merits is slim to none because Scores Holding Company, as simply the owner of the “Scores” brand and trademarks, did not own Scores NY or employ, manage or otherwise control Plaintiff’s employment.

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

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $408,546 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000, and a final installment of $1,370, with the initial installment due and payable on January 1, 2022 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees.

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

SCORES HOLDING COMPANY, INC.

Date: January 4, 2022	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 4, 2022	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)

