Form 10-K
period 2019-12-31
SCORES HOLDING CO INC
filed 2022-02-23
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2019

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

On June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, 76,285,914 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $762,859.14, based on the last sale price of $.01 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2022, there were 165,186,144 shares of the registrant's common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2019

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

PART I

ITEM 1. BUSINESS.

Overview

Scores Holding Company, Inc. was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of February 15, 2022 there are six such clubs operating under the Scores name, in Chicago, Illinois; Tampa, Florida; Mooresville, North Carolina; Palm Springs, Florida; Las Vegas, Nevada and Huntsville, Alabama.

Our trademarks and copyrights surrounding the Scores trade name are critical to the success and potential growth of our business. On December 9, 2013, the Company entered into a license agreement with its subsidiary, Scores Licensing Corp. (“SLC”), granting SLC the exclusive right to use certain trademarks, including the “Scores” stylized trademark, in connection with certain goods and services. The grant of license also includes the right to issue sublicenses to third parties, subject to the approval of the Company. Pursuant to the agreement, SLC shall pay to the Company a royalty, as determined by the Company, such as a percentage of net revenue or a flat fee, received in connection with the provision of services and/or sale of goods using the trademarks. SLC may also pay a percentage, as determined by the Company, of all royalties received by SLC under any sublicense agreements. SLC and any sublicensees are to adhere to quality standards as set by the Company, and the Company has the right to inspect all facilities and approve all promotional and marketing materials as well as any related packaging. The agreement has a one-year term with automatic one-year renewals, subject to either party’s election to terminate the agreement at least thirty days prior to such renewal. The Company also has the right to terminate the agreement, with immediate effect, upon the occurrence of certain events. The license is subject to any pre-existing license agreements as of the date of the agreement. As of the date of this report, the license is still in full force and effect.

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

Throughout this report, we refer to each of Scores New York and Scores Atlantic City (as defined below) as our “affiliated club” because of the common ownership by Mr. Gans, our Chief Executive Officer and Director. All of our clubs, with the exception of Scores New York and Scores Atlantic City (see discussion below under “Nightclubs Currently Licensing our Scores Brand”), are referred to in this report as “non-affiliated clubs” or as “licensees” (or “sublicensees,” as applicable), a term that may include the formerly affiliated clubs or the New York Club or Scores Atlantic City when the context requires.

Change in our Ownership

On January 27, 2009, pursuant to a stock purchase agreement (the “SPA”), Mitchell’s East LLC (“Buyer”), purchased an aggregate of 88,900,230 shares (the “Owned Shares”) of our common stock beneficially owned by Richard Goldring and Elliot Osher (collectively the “Share Sellers”), as well as any rights Harvey Osher (the Share Sellers and Harvey Osher, together, the “Sellers”) may have in 13,886,059 shares of our common stock (the “Decedent Owned Shares”) currently held of record by the estate of William Osher, deceased, and any rights the Sellers may have in an additional 2,400,001 shares of our common stock (the “Expectancy Shares”).  Under the terms of the SPA, Harvey Osher is to deliver to the Buyer the Decedent Owned Shares that he may receive, and the Sellers are to deliver to the Buyer any shares of the Company underlying the Expectancy Shares that any such Seller may receive.  Additionally, pursuant to the SPA, each of the Sellers granted to Buyer an irrevocable proxy enabling Buyer to act as his proxy with respect to any shares underlying the Decedent Owned Shares and the Expectancy Shares, as applicable.

The Owned Shares represent approximately fifty four percent (54%) of our outstanding capital stock and the Owned Shares together with the Decedent Owned Shares represent approximately sixty two percent (62%) of our outstanding capital stock.

As a result of the SPA, a change of control had occurred. Robert M. Gans, our Chief Executive Officer and director, is the sole owner of Mitchell’s East LLC, currently beneficially owned 53.8% shares of our common stock.

Changes in our Management

On August 6, 2010, we appointed Robert M. Gans as our President and Chief Executive Officer and as a member of our Board of Directors. Robert M. Gans and Martin Gans, one of our existing Board members, are brothers. Also on August 6, 2010, we appointed Howard Rosenbluth as our Treasurer and Chief Financial Officer. Mr. Rosenbluth is also a director.

In May 2009, Stephen J. Sabbeth became our director of acquisitions and licensing. He resigned as of August 5, 2021.

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

On March 5, 2020, we (through our subsidiary SLC) entered into a trademark license agreement with Cheetah Club LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Huntsville, Alabama.. The license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. As discussed in our Notes to the Consolidated Financial Statements because of the tenuous nature of the gentlemen’s club industry in general and the resulting financial instability of this licensee in particular, the Company follows ASC 606 and only recognizes revenue when the collection of revenue is considered probable.

Recent Events

As a result of the COVID-19 virus, during the first quarter of 2020 and ongoing, state and local governments have required all but certain essential businesses to close, including all clubs operating under the Scores name. The duration and ultimate extent of the closures of these clubs cannot be predicted at this time, however the impact on such clubs' revenue could be material and result in a significant decline in our royalty revenues.

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

Employees

As of December 31, 2019, we had two full-time employees. We have no part time employees or independent contractors.

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We believe that we maintain a good working relationship with our employees and to date, we have not experienced any significant labor disputes.

Intellectual Property

Our business is dependent on a combination of trademarks, domain names, trade names, trade secrets and other proprietary rights in order to protect our intellectual property rights. As of the date of this report, we have 15 registered trademarks in the United States.

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

Trademarks

We hold trademark and/or service mark registrations in the United States. Such registrations were granted on various dates and are subject to renewal on various dates. Some of these trademarks are also registered in other jurisdictions outside of the United States. Applications have also been filed in the United States for other trademarks and/or service marks incorporating the SCORES word trademark, as well as others.

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

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of July 1, 2008, West Side Realty (“WSR”), the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location. Since April 1, 2009, the monthly rent, which includes overhead cost, has been $2,500. Robert M. Gans, the Company’s President, Chief Executive Officer, and majority shareholder, is the majority owner (80%) of WSR. The Company owed WSR $7,500 and $7,500 in unpaid rents as of December 31, 2019 and December 31, 2018, respectively.

We believe that our facilities are suitable and adequate for our present needs.

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

On October 8, 2018, the Company was served with a Summons and Complaint in the action entitled Luisa Santos de Oliveira v. Scores Holding Company, Inc.; Club Azure, LLC; Robert Gans; Mark S. Yackow; Howard Rosenbluth, Docket No. 1:18-cv-06769-GBD, in the United States District Court of the Southern District. Plaintiff claims that the Defendants violated the minimum wage and overtime provisions of the Fair Labor Standards Act (“FLSA”); violated the New York Minimum Wage Act and the overtime provisions of the New York State Labor Law (“NYLL”); violated the Spread of Hours Wage Order of the New York Commissioner of Labor; violated the Notice and Recordkeeping requirements of the NYLL; violated the wage statement provisions of the NYLL; recovery of equipment costs in violation of the FLSA and NYLL; and unlawful deductions from tips in violation of the NYLL. Plaintiff brought this action as a class action and seeks certification of this action as a collective action on behalf of herself and all other similarly situated employees and former employees of Defendants. The Company has submitted an Answer to Plaintiff’s claims and the case is currently in the discovery phase. The Company, along with the Co-defendants, intends to vigorously defend itself against the claims asserted against it in this lawsuit. The likelihood of an unfavorable outcome is remote because the Company’s records show, inter alia, that the Plaintiff never worked more than 25 hours per week. The case was assigned to a Magistrate Judge.  There was a conference on March 2, 2021 and a Scheduling Order was entered.  On March 26, 2021, a Stipulation of Discontinuance was so-ordered by the Federal Court, discontinuing all claims against the Company.

On October 10, 2018, attorney Neal S. Greenfield, on behalf of the Company, filed an action against SCMD, LLC, in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Baltimore, Maryland and paid royalty fees to the Company up through and including July of 2017 but did not abandon its use of the Scores name and trademarks until September of 2018. In this action, the Company sought damages for breach of contract in the amount of $160,000. On December 5, 2018, the case was removed to the United States District Court for the Southern District of New York. On February 19, 2019, an Amended Complaint was filed. On March 8, 2019, Defendant’s counsel requested permission from the Court to submit a motion to dismiss the Company’s amended complaint. The Court finally granted Defendant’s request on November 6, 2019 and gave a briefing schedule. On November 12, 2019, I was substituted in as the Company’s counsel in place of attorney Neal S. Greenfield. Defendant’s motion to dismiss was denied on August 14, 2020. In September of 2020, the parties settled this matter for $50,000, of which $5,000 remains due and outstanding. SCMD, LLC has since been dissolved. We are still trying to collect the remaining $5,000 that is due to the Company, but we are not confident that we will be successful given that SCMD, LLC has been dissolved.

On September 14, 2018, attorney Neal S. Greenfield, on behalf of the Company and its subsidiary Scores Licensing Corp. (“SLC”), filed an action against New 4125, LLC and Mike Taraska in the Supreme Court of the State of New York, County of New York. Defendants utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Phoenix, Arizona. In this action, the Company sought damages for breach of contract in the amount of $47,500. Defendants filed an Answer to the Complaint but it was not submitted by an attorney notwithstanding the fact that corporations must be represented by counsel. I was substituted as the Company’s attorney in place of Neal S. Greenfield on November 14, 2019. A motion to vacate the Answer based on the fact that the corporate defendant is not represented by counsel is pending.

On April 22, 2018, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against 1715 Northside Drive, Inc., the former licensee of SCORES Atlanta. The action was settled and paid in full during the 3rd quarter 2018.

On May 4, 2018, attorney Neal S. Greenfield, on behalf of the Company and its subsidiary SLC, filed an action against Bonkers Space Coast Inc. and Ken Fees, in the Supreme Court of the State of New York, County of New York. Defendants utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Manitowoc, Wisconsin. In this action, the Company sought damages for breach of contract in the amount of $80,000. On July 16, 2019, I was substituted in as the Company’s attorney in place of attorney Neal S. Greenfield. A motion for default judgment was granted on August 28, 2019 and a Judgment was entered on November 26, 2019. We filed the judgment against real property located in Wisconsin and owned by the individual Defendant. The real property is valued at approximately $97,000 but the Wisconsin Homestead Act allows the debtor to exempt as much as $75,000 of equity. There is also a prior mortgage and tax lien totaling approximately $45,000. We have therefore ceased attempts to collect on the judgment because there is no remaining equity left in the real property.

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

On August 3, 2018, attorney Neal S. Greenfield, on behalf of the Company and its subsidiary SLC, filed an action against Silver Bourbon, Inc. in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in New Orleans, Louisiana. In this action, the Company seeks damages for breach of contract in the amount of $145,500. On July 31, 2019, I was substituted as the Company’s attorney in place of attorney Neal S. Greenfield. The parties were in the process of negotiating a settlement but then the club permanently closed after it lost its lease and was forced to close in March of 2020 due to the global pandemic. We have therefore ceased all attempts to collect this debt.

On July 13, 2018 attorney Neal S. Greenfield, on behalf of the Company and its subsidiary SLC, filed an action against Manhattan Fashions, LLC in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Harvey, Louisiana. In this action, the Company sought damages for breach of contract in the amount of $84,000. Defendant did not appear, and On February 6, 2019, the Court granted the Company’s motion for default judgment. The parties were in the process of negotiating a settlement agreement but then ceased all attempts to settle this matter after the club was forced to permanently close in March of 2020 due to the global pandemic. We have therefore ceased all attempts to collect this debt.

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and desist letter was sent. The Company finally entered into a license agreement as of March 5, 2020 with Cheetah Club, LLC for a club located in Huntsville, Alabama.

The Company had been in the process of negotiating a license agreement with an adult entertainment club that started using the “Scores” name and trademark in connection with an adult entertainment club located in Huntsville, Alabama without a proper licensing agreement in place. The Company’s subsidiary, SLC, ended up entering into a license agreement in March of 2020

In July 2018, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) in the Voronina litigation, and in August 2018, the Court entered an order dismissing the plaintiff’s claims against the Defendants with prejudice. Metropolitan, loaned the Company an aggregate of $770,000 to enable the Company to make the payments called for by the Agreement.

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

By Order dated March 18, 2020 the Court dismissed all the causes of action except for the breach of contract claim pertaining to Greene’s consultancy agreement with SMG and the unjust enrichment claim relating to SDG. The parties have exchanged documents and information relating to the remaining causes of acting and depositions are scheduled to be held in early May, 2021. The parties expect that fact discovery will be conclude by February 15, 2022 and expert disclosures, if necessary, shall be completed by April 18, 2022. The Court has directed the parties to appear for a final status conference on February 25, 2022. Prior to the status conference, Swan Media will request a pre-motion conference and permission from the Court to file a dispositive motion.

Finally, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District, the Plaintiff claims that, while she worked at a gentlemen’s club located in New York, New York and commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied, and Plaintiff was recently granted permission to file and serve an Amended Complaint. The likelihood of success on the merits is negligible because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment.

As of the date of this report, there are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock has been quoted on OTC Pink, a marketplace under the OTC Markets Group (formerly known as Pink OTC Markets and Pink Sheets) under the symbol “SCRH” since 2004.

Currently we are a “Pink No Information” company and a “stop” sign was placed on our Company. The Company may not be making material information publicly available. Buying or selling a security on the basis of material nonpublic material information is prohibited under Section 10(b) of the Securities Exchange Act of 1934 and Rules 10b-5 and 10b5-1 thereunder. Violators may be subject to civil and criminal penalties.

The OTC Markets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities, and may not necessarily represent actual transactions.

On December 2, 2021, the closing price per share of our Common Stock as quoted on the OTC Pink was $.001 per share.

Holders

As of February 14, 2022, there were 578 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	$0	0
Total	0	$0	0

Quarter Ended	High Bid	Low Bid
March 31, 2018	$.0184	$.002
June 30, 2018	$.0125	$.004
September 30, 2018	$.009	$.006
December 31, 2018	$.008	$.002
March 31, 2019	$.002	$.002
June 30, 2019	$.002	$.002
September 30, 2019	$.002	$.002
December 31, 2019	$.008	$.002

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following is a discussion of the results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Revenues:

Revenues decreased to $583,530 for the year ended December 31, 2019 from $703,833 for the year ended December 31, 2018.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate. The foregoing decrease is a direct result of a decline in royalty revenues. This decrease is primarily due to the decrease in the number of licensing agreements for 2018 from twelve agreements to ten agreements for 2019.

Other Income/(Expense)

Total other income increased to $117,359 for the year ended December 31, 2019 from total other expenses of $619,052 for the year ended December 31, 2018. Total other income for the year ended December 31, 2019 included a $90,000 recovery of the $1,300,000 Litigation Settlement payment paid to us by various licensees, interest expense of $16,441, and other income of $43,800 representing a recovery of royalty revenue previously written off as bad debt and collected during 2019. Total other expense for 2018 included the net payment of $894,340 of the Litigation Settlement, $6,468 of interest income, and other income of $268,820 representing a recovery of royalty revenue previously written off as bad debt and collected during 2018.

General and Administrative Expenses:

General and administrative expenses for the years ended December 31, 2019 and 2018 were $706,691 and $755,576, respectively. Virtually all the decrease in operating expenses can be attributed to the decrease in salary, legal and other expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $111,609 for 2019 and $185,909 for 2018.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income (Loss) per share:

Our net loss was $5,802 or ($.00) per share for the year ended December 31, 2019 as compared to net loss was $670,795 or ($.00) per share for the year ended December 31, 2018. The decrease in net loss for the year ended December 31, 2019, was primarily due to the litigation settlement. For an explanation of this change, refer to the above discussion of revenues, other income, and general and administrative expenses.

Net income(loss) per share data for both the years ended 2019 and 2018 is based on net income(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

At December 31, 2019, we had $9,331 in cash and cash equivalents compared to $7,662 in cash and cash equivalents at December 31, 2018.

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

Cash:

At December 31, 2019, we had $9,331 in cash and cash equivalents compared to $7,662 in cash and cash equivalents at December 31, 2018.

Operating Activities:

Net cash provided by operating activities for the 2019 year was $101,528 and net cash used in operating activities for the 2018 year was $471,265. The increase in cash provided by operating activities is related to the decrease in accrued expenses.

Financing Activities:

Net cash used in financing activities for the 2019 year was $99,859 and net cash provided by financing activities for the 2018 year was $445,470. The decrease in cash provided by financing activities is related to $400,470 that was owed to Metropolitan Lumber Hardware and Building Supplies affiliate under the Offset Agreement for the y2018 year.

As of December 31, 2019, we owed $7,500 in rent to our Westside Realty affiliate and $37,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate. As of December 31, 2018, we owed $7,500 in rent to our Westside Realty affiliate and $67,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2019, we had an accumulated deficit of $(6,899,995). As of December 31, 2019, we had total current assets of $70,763 and total current liabilities of $221,644 or negative working capital of $150,881. As of December 31, 2018, we had an accumulated deficit of $(6,894,193). As of December 31, 2018, we had total current assets of $73,576 and total current liabilities of $231,496 or negative working capital of $157,920. The decrease in the amount of working capital has been primarily attributable to the decrease in payables.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2019 and 2018 are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Based on this evaluation, management concluded that, as of December 31, 2019 our internal controls over financial reporting were not effective for the following reasons:

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

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2019.

Management's Remediation Plan

 In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of December 3, 2021, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve until the next annual meeting of the Board of Directors, until their successors are elected or appointed and qualified, or until their prior resignation or removal.

Name	Positions Held	Age	Date of Election or Appointment as Director
Robert M. Gans	President, Chief Executive Officer and Director	78	August 6, 2010
Martin Gans	Director	85	June 23, 2009
Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	75	April 21, 2009
Stephen J. Sabbeth	Director of Acquisitions and Licensing – Resigned effective 8/5/21	73	May 2009

The following is a brief account of the business experience during the past five years or more of our directors and executive officers.

Robert M. Gans. Mr. Gans has been our President, Chief Executive Officer and director since August 6, 2010. For the past forty-three years Robert M. Gans has owned and operated companies in the building materials business, as well as gentlemen’s clubs, restaurants, and several commercial and residential real estate properties.  Mr. Gans has either been the President, Managing Member, or sole owner of all the companies in which he has been involved, including The Executive Club LLC, a company operating in the Gentlemen’s Club industry. None of the companies was or is a public company. The Board concluded that Mr. Gans should serve as a director of the Company because of his extensive experience in the management and operation of gentlemen’s clubs.

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

Howard Rosenbluth. Mr. Rosenbluth has been our Treasurer, Chief Financial Officer and Secretary since August 6, 2010, and our director since April 21, 2009. Over the past five years, Mr. Rosenbluth has been an executive officer overseeing the financial operations for Metropolitan Lumber Hardware and Building Supplies, Inc., and The Executive Club LLC, a company operating in the Gentlemen’s club industry. Mr. Rosenbluth received an MBA in Finance in 1975 from the University of Connecticut and has owned a consulting firm, a manufacturing company and a restaurant and has worked in public accounting and consulting for more than 35 years. The Board concluded that Mr. Rosenbluth should serve as a director of the Company because of his financial literacy and expertise, as well as his extensive experience in the management and operation of gentlemen’s clubs.

Stephen J. Sabbeth. (Resigned effective August 5, 2021.) Mr. Sabbeth has served as a consultant to us as our Director of Acquisitions and Licensing since May 2009. Mr. Sabbeth became an executive officer during 2015. His services to us includes leading the expansion of our licensing efforts throughout the U.S. and the Caribbean. As well, he assisted us in initiating and implementing gift card and guest loyalty systems for our licensees (which services he also provided to other entities in the hospitality industry). Over the past 9 years Mr. Sabbeth has provided management, marketing and administrative consulting services to various organizations requiring assistance from a seasoned and experienced professional. His clients principally have consisted of businesses involved in the restaurant, nightclub, adult entertainment, website, lumber and building supplies and intellectual property rights industries. Mr. Sabbeth has assisted his consulting clients with the creation and organization of Human Resource departments and ancillary employment related manuals and documentation. In addition, he has analyzed industry trends and customer preferences in the adult entertainment industry and assisted his clients in determining how best to allocate marketing and advertising resources. Mr. Sabbeth attended Hofstra University.

Family Relationships

Robert M. Gans, our President, Chief Executive Officer and director, is the brother of Martin Gans, our director.

Except for above, there are no other family relationships between any of our directors or executive officers. There are no arrangements or understandings between our directors and directors and any other person pursuant to which they were appointed as an officer and director of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that during the fiscal year ended December 31, 2019, the Reporting Persons timely filed all such reports.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

Involvement in Certain Legal Proceedings

During the past ten years no current director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

Due to the scope of our current operations, as of December 2, 2021, we have not adopted a code of ethics for financial executives, which include our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2019 and 2018 to (i) all individuals that served as our chief executive officer and our chief financial officer or acted in similar capacities for us at any time during the fiscal years ended December 31, 2019 and 2018 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2019 and 2018 that received annual compensation during such fiscal years in excess of $100,000 (collectively, the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert M. Gans, Chief Executive Officer	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

Howard Rosenbluth, Chief Financial Officer	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

Stephen J. Sabbeth Director of Acquisitions and Licensing	2019	0	0	0	0	0	0	130,000	130,000
	2018	0	0	0	0	0	0	130,000	130,000

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

Effective January 1, 2013, we entered into a management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to us, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, we pay Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice.  Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc. Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears.  In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof).  Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan.  The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof). As of the date of this report, the agreement as amended is still in full force and effect. For the year ended December 31, 2019 and 2018, the Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $22,500 and $67,500 in unpaid management services, respectively.

Outstanding Equity Awards at 2019 Fiscal Year-End

For the year ended December 31, 2019, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal years ended December 31, 2019 and 2018 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors. The following table shows compensation earned by each of our non-officer directors for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Gans	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 3, 2021 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Robert M. Gans (2)	Common Stock	88,900,230	(2)	53.8%

Howard Rosenbluth	Common Stock	-0-		0.0%

Martin Gans	Common Stock	-0-		0.0%

Stephen J. Sabbeth	Common Stock	2,000	(3)	*

All directors and executive officers as a group (4 persons)	Common Stock	88,902,230	(2)	53.8%

Mitchell’s East LLC (2) 617 Eleventh Avenue New York, NY 10036	Common Stock	88,900,230	(2)	53.8%

Estate of William Osher (4) 2955 Shell Road Brooklyn, NY	Common Stock	13,886,059	(2)	8.4%
*	Less than 1%.

(1)	Based upon 165,186,144 shares of Common Stock issued and outstanding as at December 2, 2021.

(2)	Robert M. Gans is the sole owner of Mitchell’s East LLC. The principal business address of Mr. Gans is 617 Eleventh Avenue, New York, NY 10036. Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the Stock Purchase Agreement whereby Mr. Gans purchased any rights of H. Osher to such shares.

(3)	Mr. Sabbeth owns these shares directly.

(4)	William Osher passed away in August, 2007. H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company's trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc., (“Swan”) a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $0 in unpaid royalties and expenses as of December 31, 2019 and December 31, 2018, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of December 31, 2019 and December 31, 2018 respectively.

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

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $7,500 and $7,500 in unpaid rents as of December 31, 2019 and December 31, 2018, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $22,500 and $67,500 in unpaid management services as of December 31, 2019 and December 31, 2018, respectively.

The Company has accrued expenses of $7,500 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $7,500 and $18,949 as of December 31, 2019 and December 31, 2018, respectively.

Effective July 1, 2018, after being having been closed from August 15, 2016 to June 28, 2018, the Company terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing the Company's trademarks. Starlight will purchase the licensed products from the Company or its affiliates at cost plus 25%. Robert M. Gans, the Company's President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, the Company's Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $0 and $0 as of December 31, 2019 and December 31, 2018, respectively.

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

On August 4, 2018, the Company settled the Plaintiffs claims in the Voronina matter for $1,310,000. See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan Lumber, Hardware and Building Supplies, Inc., a company wholly owned by Robert M. Gans, the Chief Executive Officer and a director of the Company, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. In addition to the aforementioned loan and as discussed further in Note 7, the Company filed a third-party complaint against certain licensees. The amount of money paid to the Company by settling with Third-Party Defendants and the Company’s insurance carrier was $505,660.

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

It should be noted as of this date of this report that Club Azure and Starlight Events LLC have closed as of on March 16, 2020. Swan Media has ceased all operations as of December 31, 2020.

The total amounts due to the various related parties as of December 31, 2019 and December 31, 2018 was $383,111 and $494,419 respectively and the total amounts due to the Company from the various related parties as of December 31, 2019 and December 31, 2018 was $0 and $0 respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by RBSM LLP, our independent registered public accounting firm, for services rendered during the fiscal years ended December 31, 2019 and 2018 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2019	Fiscal year ended December 31, 2018
Audit Fees (1)	$40,000	$40,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	$5,000	$5,000
All Other Fees (4)	—	—
Total Fees	$45,000	$45,000

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of annual consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

All financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Exhibits.

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No	SEC Report Reference Number	Description
3.1	3(i)	Certificate of Incorporation of Scores Holding Company, Inc. (1)

3.2	3(ii)	By-Laws of Scores Holding Company, Inc. (2)

10.1	10.38	Sublicense Agreement, dated January 24, 2006, between the Registrant and AYA Entertainment, Inc. (4)

10.2	10.47	License Agreement, dated January 27, 2009, between the Registrant and I.M. Operating LLC (6)

10.3	10.4	Form of Director and Officer Indemnification Agreement (7)

10.4	10.15	Stock Purchase Agreement, dated January 27, 2009, among Elliot Osher, Harvey Osher, Richard Goldring and Mitchell’s East LLC (1)

10.5	10.18	Management Services Agreement, effective January 1, 2013, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc. (1)

10.6	10.4	Amendment to Management Services Agreement, effective January 1, 2015, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc. (9)

10.7	10.10.1	Second Amendment to Management Services Agreement, effective January 1, 2017, between Scores Holding Company, Inc. and Metropolitan Lumber, Hardware and Building Supplies, Inc. (10)

10.8	10.1	License Agreement between Scores Holding Company, Inc. and Scores Licensing Corp. (8)

10.9	10.2	Trademark License Agreement between Scores Licensing Corp. and Star Light Events LLC (8)

10.10	10.13	Settlement Agreement, dated as of February 28, 2017, by and among Scores Holding Company, Inc., I.M. Operating LLC and Robert M. Gans (10)

Exhibit No	SEC Report Reference Number	Description
10.11	10.14	Settlement Agreement, dated as of February 28, 2017, by and among Scores Holding Company, Inc., Swan Media Group, Inc. and Robert M. Gans (10)

10.12	10.15	Settlement Agreement, dated as of February 28, 2017, by and among Scores Holding Company, Inc., Star Light Events LLC and Robert M. Gans (10)

10.13	10.16	Promissory Note, dated February 28, 2017, from Star Light Events LLC to Scores Holding Company, Inc., with attached Personal Guaranty of Robert M. Gans (10)

10.14	10.17	Promissory Note, dated February 28, 2017, from Swan Media Group, Inc. to Scores Holding Company, Inc., with attached Personal Guaranty of Robert M. Gans (10)

10.15	10.18	Promissory Note, dated February 28, 2017, from I.M. Operating LLC to Scores Holding Company, Inc., with attached Personal Guaranty of Robert M. Gans (10)

10.16	10.1	Settlement and Offset Agreement, effective as of December 1, 2018, by and among Scores Holding Company, Inc., Star Light Events LLC, Swan Media Group, Inc., I.M. Operating LLC, Metropolitan Lumber, Hardware and Building Supplies, Inc. and Robert M. Gans.(11)

21	21	List of Subsidiaries (10)

31.1	*	Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL INSTANCE DOCUMENT

101.SCH	*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed herewith.
(1)	Filed with the Securities and Exchange Commission on November 14, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, which exhibit is incorporated herein by reference.
(2)	Filed with the Securities and Exchange Commission on April 4, 1997 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 1996, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on April 23, 2003 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002, which exhibit is incorporated herein by reference.
(4)	Filed with the Securities and Exchange Commission on May 17, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.
(5)	Filed with the Securities and Exchange Commission on February 2, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 2, 2009, which exhibit is incorporated herein by reference.
(6)	Filed with the Securities and Exchange Commission on April 15, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.
(7)	Filed with the Securities and Exchange Commission on August 13, 2010 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 5, 2010, which exhibit is incorporated herein by reference.
(8)	Filed with the Securities and Exchange Commission on December 27, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which exhibit is incorporated herein by reference.
(9)	Filed with the Securities and Exchange Commission on May 12, 2015 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which exhibit is incorporated herein by reference.
(10)	Filed with the Securities and Exchange Commission on April 10, 2017 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, which exhibit is incorporated herein by reference.
(11)	Filed with the Securities and Exchange Commission on May 2, 2019 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 which exhibit is incorporated herein by reference.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2022	SCORES HOLDING COMPANY, INC.

	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated .

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	President, Chief Executive Officer (Principal Executive Officer), Director	February 22, 2022
Robert M. Gans

/s/ Howard Rosenbluth	Chief Financial Officer (Principal Financial Officer), Director	February 22, 2022
Howard Rosenbluth

/s/ Martin Gans	Director	February 22, 2022
Martin Gans

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Scores Holding Company, Inc. and Subsidiary Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Operations For the Two Years Ended December 31, 2019	F-4
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Cash Flows For the Two Years Ended December 31, 2019	F-5
Scores Holding Company, Inc. and Subsidiary Consolidated Statement of Changes in Stockholder's Equity (Deficit) For the Two Years Ended December 31, 2019	F-6
Scores Holding Company, Inc. and Subsidiary Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Scores Holding Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. (the “company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years ended December 31, 2019 and 2018, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

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

/s/ RBSM LLP

We have served as the company’s auditor since 2012.

New York NY

February 22, 2022

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,331	$7,662
Trade receivables - including affiliates, net of allowance of $0 and $43,800, respectively	44,913	52,017
Prepaid expenses	16,519	13,897

Total Current Assets	70,763	73,576

TOTAL ASSETS	$70,763	$73,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$184,144	$137,547
Accrued expenses, related	7,500	18,949
Related party payable	30,000	75,000

Total Current Liabilities	221,644	231,496

Related party loan payable - long term	345,611	400,470
Deferred revenue - long term	180,200	112,500

TOTAL LIABILITIES	747,455	744,466

Commitments and Contingencies (Note 7)	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 issued and 165,186,144 outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,899,995)	(6,894,193)

Total Stockholders' (Deficit)	(676,692)	(670,890)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$70,763	$73,576

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2019	2018
REVENUES

Royalty Revenue	$583,530	$703,833

Total Revenue	583,530	703,833

EXPENSES

General and Administrative Expenses	706,691	755,576

LOSS FROM OPERATIONS	(123,161)	(51,743)

OTHER INCOME/(EXPENSE)

Litigation Settlement,net	90,000	(894,340)
Interest Income/(Expense), net	(16,441)	6,468
Other Income	43,800	268,820

TOTAL OTHER INCOME/(EXPENSE)	117,359	(619,052)

NET LOSS BEFORE INCOME TAXES	(5,802)	(670,795)

INCOME TAXES	-	-

NET LOSS	$(5,802)	$(670,795)

NET LOSS PER SHARE-Basic and Diluted	0.00	(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the consolidated financial statements.

 SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,802)	$(670,795)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Recovery of bad debts	(43,800)	(258,744)
ASC 606 revenue recognition	-	71,000

Changes in assets and liabilities:
Licensee receivable	50,904	280,670
Prepaid expenses	(2,622)	(1,350)
Security deposit payable	-	(20,000)
Accounts payable and accrued expenses	46,597	62,097
Accrued expenses, related party	(11,449)	3,107
Accrued litigation settlement	-	-
Deferred revenue	67,700	62,750

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	101,528	(471,265)

CASH FLOW FROM FINANCING ACTIVITIES:
Related party payables	(45,000)	45,000
Proceeds from related party	(54,859)	400,470

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(99,859)	445,470

NET INCREASE/(DECREASE) IN CASH	1,669	(25,795)
Cash and cash equivalents - beginning of year	7,662	33,457
Cash and cash equivalents - end of year	$9,331	$7,662

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,300	$1,113
Cash paid for income taxes	$-	$6,922

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT

YEAR ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2019

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2017	165,186,144	$165,186	$6,058,117	$(6,294,398)	$(71,095)

ASC 606 revenue recognition	-	-	-	71,000	71,000

Net Loss	-	-	-	(670,795)	(670,795)

Balance as of December 31, 2018	165,186,144	$165,186	$6,058,117	$(6,894,193)	$(670,890)

Net Loss	-	-	-	(5,802)	(5,802)

Balance as of December 31, 2019	165,186,144	$165,186	$6,058,117	$(6,899,995)	$(676,692)

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

Note 2. Summary of Significant Accounting Principles

Going Concern

As of December 31, 2019, the Company has cumulative losses totaling $(6,899,995) and negative working capital of $150,881. The Company had net loss of $5,802 for the year ended December 31, 2019. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Level 2:  Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:  Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Licensee receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts as of December 31, 2019 and 2018 were $0 and $43,800 respectively. In reviewing any delinquent royalty or note receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.

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

There were no stock options or warrants issued during the years ended December 31, 2019 and 2018, hence the Company has recorded no compensation expense. If the Company were to issue equity rights for compensation, then the Company would recognize compensation expense under Topic 718 over the requisite service period using the Black-Scholes model for equity rights granted.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Accordingly, the weighted average number of common shares outstanding for the periods ended December 31, 2019 and 2018, respectively, is the same for purposes of computing both basic and diluted net income per share for such years. As of December 31, 2019, there are no outstanding stock equivalents.

Concentration of Credit Risk

The Company earned royalty revenues from 13 licensees.

With regards to December 31, 2019, concentrations of sales from 4 licensees range from 10% to 34%, totaling 82%. There are receivables from 2 licensees ranging from 22% to 73%, totaling 95%. There are no sales or receivables from these licensees that are considered related parties.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Years Ended December 31,
	2019	2018
Major products/service lines
Licensing fees - royalty revenue	$583,530	$703,833
Initiation fees	0	0
Total Revenue	$583,530	$703,833

Timing of revenue recognition
Products transferred at a point in time	$0	$0
Products and services transferred over time	583,530	703,833
	$583,530	$703,833

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers:

	December 31, 2019	December 31, 2018
Assets
Trade receivables - including affiliates, net	$44,913	$52,017
Liabilities
Deferred revenue	$0	$0
Deferred revenue - long term	$180,200	$112,500

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

Note 4. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company's trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc., (“Swan”) a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $0 in unpaid royalties and expenses as of December 31, 2019 and December 31, 2018, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of December 31, 2019 and December 31, 2018 respectively.

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

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $7,500 and $7,500 in unpaid rents as of December 31, 2019 and December 31, 2018, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $22,500 and $67,500 in unpaid management services as of December 31, 2019 and December 31, 2018, respectively.

The Company has accrued expenses of $7,500 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $7,500 and $18,949 as of December 31, 2019 and December 31, 2018, respectively.

Effective July 1, 2018, after being having been closed from August 15, 2016 to June 28, 2018, the Company terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing the Company's trademarks. Starlight will purchase the licensed products from the Company or its affiliates at cost plus 25%. Robert M. Gans, the Company's President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, the Company's Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $0 and $0 as of December 31, 2019 and December 31, 2018, respectively.

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

The total amounts due to the various related parties as of December 31, 2019 and December 31, 2018 was $383,111 and $494,419 respectively and the total amounts due to the Company from the various related parties as of December 31, 2019 and December 31, 2018 was $0 and $0 respectively.

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

The Company has net operating loss carryforwards of approximately $6,105,000 which expire in the years 2020 through 2039. Management has determined that it is more likely than not that the net operating loss carryforward will not be fully utilized therefore a full valuation allowance has been provided. The Company’s net operating loss carryforwards have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years. We have determined the Company has lost cumulatively $1,413,000 of deferred tax assets attributed to net operating loss carryforwards due to the change in ownership in 2008. The remaining $215,000 of deferred tax assets can only be utilized up to $21,500 per year (relating to the IRC382, limitation) through 2028.

	2019	2018
Deferred tax assets:
Net operating loss carryforward	$505,000	$493,000
Allowance for doubtful accounts	0	14,000
Revenue recognition	66,0000	66,000
Less valuation allowance	(571,000)	(573,000)
Net deferred tax asset	$-	$-

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 21% and 34% for the years ended December 31, 2019 and 2018, respectively as a result of the following:

	2019	2018
Tax (benefit) at statutory rate	$1,500	$(141,000)
State and local taxes, net of federal benefit	500	(69,000)
Permanent differences	-	-
Change in valuation allowance	(2,000)	210,000
Tax due	$0	$0

Federal and State/Local tax years remain open by statute, generally three years. There are no open Statutory Federal or State/Local audits at December 31, 2019.

Note 6. Licensees

The Company has 13 license agreements which were obtained between 2003 and 2019.

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

IMO’s members are the Company's majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making IMO a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 00% and 0% of the Company's royalty revenues for the years ended December 31, 2019 and 2018, respectively. The Company recognized $139,405 in royalty revenues under ASC 606 from IMO. Mr. Gans is also the majority owner (80%) of Swan, which accounted for 0% and 0% of the Company royalty revenues for the years ended December 31, 2019 and 2018, respectively. Mr. Gans is also the majority owner (92.165%) of Starlight, which accounted for 0% and 0% of the Company's royalty revenues for the years ended December 31, 2019 and 2018, respectively.

Note 7. Deferred Revenue

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2019 is comprised of professional fees of $62,547, accrued payroll and taxes of $139, legal fees of $96,633, insurance of $3,679, filing fees of $15,421 marketing fees and expenses of $5,000 and miscellaneous accruals and payables of $725. Accounts payable and accrued expenses as of December 31, 2018 is comprised of professional fees of $50,047, accrued payroll and taxes of $1,906, legal fees of $64,031, insurance of $5,595, filing fees of $4,496, marketing fees and expenses of $4,337 and miscellaneous accruals and payables of $7,135.

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

On October 8, 2018, the Company was served with a Summons and Complaint in the action entitled Luisa Santos de Oliveira v. Scores Holding Company, Inc.; Club Azure, LLC; Robert Gans; Mark S. Yackow; Howard Rosenbluth, Docket No. 1:18-cv-06769-GBD, in the United States District Court of the Southern District. Plaintiff claims that the Defendants violated the minimum wage and overtime provisions of the Fair Labor Standards Act (“FLSA”); violated the New York Minimum Wage Act and the overtime provisions of the New York State Labor Law (“NYLL”); violated the Spread of Hours Wage Order of the New York Commissioner of Labor; violated the Notice and Recordkeeping requirements of the NYLL; violated the wage statement provisions of the NYLL; recovery of equipment costs in violation of the FLSA and NYLL; and unlawful deductions from tips in violation of the NYLL. Plaintiff brought this action as a class action and seeks certification of this action as a collective action on behalf of herself and all other similarly situated employees and former employees of Defendants. The Company has submitted an Answer to Plaintiff’s claims and the case is currently in the discovery phase. The Company, along with the Co-defendants, intends to vigorously defend itself against the claims asserted against it in this lawsuit. The likelihood of an unfavorable outcome is remote because the Company’s records show, inter alia, that the Plaintiff never worked more than 25 hours per week. The case was assigned to a Magistrate Judge.  There was a conference on March 2, 2021 and a Scheduling Order was entered.  On March 26, 2021, a Stipulation of Discontinuance was so-ordered by the Federal Court, discontinuing all claims against the Company.

On October 10, 2018, attorney Neal S. Greenfield, on behalf of the Company, filed an action against SCMD, LLC, in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Baltimore, Maryland and paid royalty fees to the Company up through and including July of 2017 but did not abandon its use of the Scores name and trademarks until September of 2018. In this action, the Company sought damages for breach of contract in the amount of $160,000. On December 5, 2018, the case was removed to the United States District Court for the Southern District of New York. On February 19, 2019, an Amended Complaint was filed. On March 8, 2019, Defendant’s counsel requested permission from the Court to submit a motion to dismiss the Company’s amended complaint. The Court finally granted Defendant’s request on November 6, 2019 and gave a briefing schedule. On November 12, 2019, I was substituted in as the Company’s counsel in place of attorney Neal S. Greenfield. Defendant’s motion to dismiss was denied on August 14, 2020. In September of 2020, the parties settled this matter for $50,000, of which $5,000 remains due and outstanding. SCMD, LLC has since been dissolved. We are still trying to collect the remaining $5,000 that is due to the Company, but we are not confident that we will be successful given that SCMD, LLC has been dissolved.

On September 14, 2018, attorney Neal S. Greenfield, on behalf of the Company and its subsidiary Scores Licensing Corp. (“SLC”), filed an action against New 4125, LLC and Mike Taraska in the Supreme Court of the State of New York, County of New York. Defendants utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Phoenix, Arizona. In this action, the Company sought damages for breach of contract in the amount of $47,500. Defendants filed an Answer to the Complaint but it was not submitted by an attorney notwithstanding the fact that corporations must be represented by counsel. I was substituted as the Company’s attorney in place of Neal S. Greenfield on November 14, 2019. A motion to vacate the Answer based on the fact that the corporate defendant is not represented by counsel is pending.

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

On August 3, 2018, attorney Neal S. Greenfield, on behalf of the Company and its subsidiary SLC, filed an action against Silver Bourbon, Inc. in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in New Orleans, Louisiana. In this action, the Company seeks damages for breach of contract in the amount of $145,500. On July 31, 2019, I was substituted as the Company’s attorney in place of attorney Neal S. Greenfield. The parties were in the process of negotiating a settlement but then the club permanently closed after it lost its lease and was forced to close in March of 2020 due to the global pandemic. We have therefore ceased all attempts to collect this debt.

On July 13, 2018 attorney Neal S. Greenfield, on behalf of the Company and its subsidiary SLC, filed an action against Manhattan Fashions, LLC in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Harvey, Louisiana. In this action, the Company sought damages for breach of contract in the amount of $84,000. Defendant did not appear, and On February 6, 2019, the Court granted the Company’s motion for default judgment. The parties were in the process of negotiating a settlement agreement but then ceased all attempts to settle this matter after the club was forced to permanently close in March of 2020 due to the global pandemic. We have therefore ceased all attempts to collect this debt.

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and desist letter was sent. The Company finally entered into a license agreement as of March 5, 2020 with Cheetah Club, LLC for a club located in Huntsville, Alabama.

The Company had been in the process of negotiating a license agreement with an adult entertainment club that started using the “Scores” name and trademark in connection with an adult entertainment club located in Huntsville, Alabama without a proper licensing agreement in place. The Company’s subsidiary, SLC, ended up entering into a license agreement in March of 2020.

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

By Order dated March 18, 2020 the Court dismissed all the causes of action except for the breach of contract claim pertaining to Greene’s consultancy agreement with SMG and the unjust enrichment claim relating to SDG. The parties have exchanged documents and information relating to the remaining causes of acting and depositions are scheduled to be held in early May, 2021. . The parties expect that fact discovery will be conclude by February 15, 2022 and expert disclosures, if necessary, shall be completed by April 18, 2022. The Court has directed the parties to appear for a final status conference on February 25, 2022. Prior to the status conference, Swan Media will request a pre-motion conference and permission from the Court to file a dispositive motion.

Finally, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District, the Plaintiff claims that, while she worked at a gentlemen’s club located in New York, New York and commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied, and Plaintiff was recently granted permission to file and serve an Amended Complaint. The likelihood of success on the merits is negligible because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment.

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

As a result of the COVID-19 virus, during the first quarter of 2020 and ongoing, state and local governments have required all but certain essential businesses to close, including all clubs operating under the Scores name. The duration and ultimate extent of the closures of these clubs cannot be predicted at this time, however the impact on such clubs' revenue could be material and result in a significant decline in our royalty revenues.