Form 10-Q
period 2020-03-31
SCORES HOLDING CO INC
filed 2022-04-25
CIK 831489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 12, 2022 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,943	$9,331
Trade receivables, net of allowance of $0 and $0, respectively	61,305	44,913
Prepaid expenses	11,150	16,519

Total Current Assets	88,398	70,763

TOTAL ASSETS	$88,398	$70,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$164,376	$184,144
Accrued expenses, related	7,500	7,500
Related party payable	7,500	30,000

Total Current Liabilities	179,376	221,644

Related party loan payable - long term	349,078	345,611
Contract liabilities - long term	208,200	180,200

TOTAL LIABILITIES	736,654	747,455

Commitments and Contingencies (Note 7)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,871,559)	(6,899,995)

Total Stockholders' Deficit	(648,256)	(676,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$88,398	$70,763

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
REVENUES

Royalty Revenue	$143,642	$82,298

Total Revenue	143,642	82,298

OPERATING EXPENSES

General and Administrative Expenses	111,462	165,730

INCOME/(LOSS) FROM OPERATIONS	32,180	(83,432)

OTHER INCOME/(EXPENSE)

Litigation Settlement, net	-	45,000
Interest Expense, net	(3,744)	(4,524)

TOTAL OTHER INCOME/(EXPENSE)	(3,744)	40,476

NET INCOME(LOSS) BEFORE INCOME TAXES	28,436	(42,956)

INCOME TAXES	-	-

NET INCOME/(LOSS)	$28,436	$(42,956)

NET INCOME/(LOSS) PER SHARE-Basic and Diluted	$0.00	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$28,436	$(42,956)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Recovery of bad debts	(13,750)	(16,000)

Changes in operating assets and liabilities:
Trade receivable	(2,642)	2,971
Prepaid expenses	5,369	3,597
Accounts payable and accrued expenses	(19,768)	18,032
Accrued expenses, related party	-	3,129
Accrued interest, related party	3,467	4,018
Contract liabilities	28,000	15,000

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	29,112	(12,209)

CASH FLOW FROM INVESTING ACTIVITES:	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from related party	-	30,000
Payments to related party	(22,500)	-

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(22,500)	30,000

NET INCREASE IN CASH	6,612	17,791
Cash and cash equivalents - beginning of period	9,331	7,662
Cash and cash equivalents - end of period	$15,943	$25,453

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$277	$506
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flows from noncash investing and financing activities	$-	$-

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

UNAIDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

THREE MONTHS ENDED MARCH 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	165,186,144	$165,186	$6,058,117	$(6,894,193)	$(670,890)

Net Loss	-	-	-	(42,956)	(42,956)

Balance as of March 31, 2019	165,186,144	$165,186	$6,058,117	$(6,937,149)	$(713,846)

Balance as of December 31, 2019	165,186,144	$165,186	$6,058,117	$(6,899,995)	$(676,692)

Net Income				28,436	28,436

Balance as of March 31, 2020	165,186,144	$165,186	$6,058,117	$(6,871,559)	$(648,256)

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of Scores Licensing Corp. (“SLC”), its wholly-owned subsidiary.

The Company's condensed consolidated financial statements include the Company's accounts, as well as those of its wholly-owned subsidiary. Certain prior period amounts have been reclassified to conform to the current period presentation. The Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2020.

Note 2. Summary of Significant Accounting Principles

COVID-19

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

Going Concern

As of March 31, 2020, the Company has cumulative losses totaling $(6,871,559) and negative working capital of $90,978. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financials are issued. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition

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

With regards to March 31, 2020, concentrations of sales from four licensees range from 20% to 43%, totaling 99%. There is one receivables from one licensee totaling 100%. There are no sales from licensees that are considered related parties. There are no receivables from these licensees that are considered related parties.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At March 31, 2020 and December 31, 2019, the uninsured balance amounted to $-0- and $-0-, respectively.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of March 31, 2020, there are no outstanding stock equivalents. . Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2020 and 2019, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data or quoted prices in active markets for similar assets or liabilities.

Level 3:  Unobservable inputs are used when little or no market data is available including the Company’s own assumptions in determining the fair value. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Recently Issued Accounting Standards Update

Leases

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors with existing guidance in Topic 842. The ASU requires that the fair value of the underlying asset at lease commencement is its cost reflecting in volume or trade discounts that may apply. However, if there has been a significant lapse of time between the date the asset was acquired and the lease commencement date, the definition of fair value as outlined in Topic 820 should be applied. In addition, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We have evaluated the impact of this ASU on the Company’s consolidated financial statements and there is no effect.

Credit loss

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Note 3. Disaggregation of Revenue

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended March 31,
	2020	2019
Major products/service lines
Licensing fees - royalty revenue	$143,642	$82,298

Total Revenue	$143,642	$82,298

Timing of revenue recognition
Products transferred at a point in time	$0	$0
Products and services transferred over time	143,642	82,298
	$143,642	$82,298

Contract balances

The following table provides information about receivables and liabilities from contracts with customers:

	March 31, 2020	December 31, 2019
Assets
Trade receivables, net	$61,305	$44,913
Liabilities
Contract liabilities	$208,200	$180,200

	March 31, 2020	December 31, 2019
Contract liabilities
Opening	$180,200	$112,500

Addditions	28,000	120,200
Transfer to revenue	-	52,500

Ending	$208,200	$180,200

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company's trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc. (“Swan”), a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $0 in unpaid royalties and expenses as of March 31, 2020 and December 31, 2019, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of March 31, 2020 and December 31, 2019, respectively.

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

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. The Company incurred rent expense of $7,500 for the periods ending March 31, 2020 and 2019. The Company owed WSR $7,500 and $7,500 in unpaid rents as of March 31, 2020 and December 31, 2019, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $22,500 for the periods ending March 31, 2020 and 2019. The Company owed $0 and $22,500 in unpaid management services as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the Company has accrued expenses of $7,500 due to Metropolitan. The balance was repaid at the end of 2021. The Company owed $7,500 and $7,500 as of March 31, 2020 and December 31, 2019, respectively.

Effective July 1, 2018, after the gentlemen’s club in New Jersey had been closed from August 15, 2016 to June 28, 2018, the Company terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing the Company's trademarks. Star Light will purchase the licensed products from the Company or its affiliates at cost plus 25%. Robert M. Gans, the Company's President, Chief Executive Officer and a Director, is the majority owner (92.165%) of Star Light and Howard Rosenbluth, the Company's Secretary, Treasurer and a Director, owns 1%. Star Light owes the Company a royalty receivable of $0 and $0 as of March 31, 2020 and December 31, 2019, respectively.

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

The total amounts due to the various related parties as of March 31, 2020, and December 31, 2019, was $364,078 and $383,111 respectively and the total amounts due to the Company from the various related parties as of March 31, 2020, and December 31, 2019, was $0 and $0, respectively.

Note 5. Licensees

As of March 31, 2020, the Company has ten license agreements which were obtained between 2003 and 2020.

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

IMO’s members are the Company's majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making IMO a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). IMO accounted for 0% and 0% of the Company's royalty revenues for the three months ended March 31, 2020 and 2019, respectively. Mr. Gans is also the majority owner (80%) of Swan, which accounted for 0% and 0% of the Company royalty revenues for the three months ended March 31, 2020 and 2019, respectively. Mr. Gans is also the majority owner (92.165%) of Star Light, which accounted for 0% and 0% of the Company's royalty revenues for the three months ended March 31, 2020 and 2019, respectively.

Note 6. Contract liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Commitments and Contingencies

The Company records $7,500 a month as rent, overhead, and services due to Metropolitan for services rendered by the management of the Company. The Company incurred management fees of $22,500 for the periods ending March 31, 2020 and 2019. Mr. Gans is the sole owner of Metropolitan.

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans, the Company's majority shareholder, for $2,500 a month. The Company incurred rent expense of $7,500 for the periods ending March 31, 2020 and 2019.

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

On October 10, 2018, the Company, filed an action against SCMD, LLC, in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Baltimore, Maryland and paid royalty fees to the Company up through and including July of 2017 but did not abandon its use of the Scores name and trademarks until September of 2018. In this action, the Company sought damages for breach of contract in the amount of $160,000. On December 5, 2018, the case was removed to the United States District Court for the Southern District of New York. On February 19, 2019, an Amended Complaint was filed. On March 8, 2019, Defendant’s counsel requested permission from the Court to submit a motion to dismiss the Company’s amended complaint. The Court finally granted Defendant’s request on November 6, 2019 and gave a briefing schedule. Defendant’s motion to dismiss was denied on August 14, 2020. In September of 2020, the parties settled this matter for $50,000, of which $5,000 remains due and outstanding. SCMD, LLC has since been dissolved. We are still trying to collect the remaining $5,000 that is due to the Company, but we are not confident that we will be successful given that SCMD, LLC has been dissolved.

SCORES HOLDING CO., Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 14, 2018, the Company and its subsidiary Scores Licensing Corp. (“SLC”), filed an action against New 4125, LLC and Mike Taraska in the Supreme Court of the State of New York, County of New York. Defendants utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Phoenix, Arizona. In this action, the Company sought damages for breach of contract in the amount of $47,500. Defendants filed an Answer to the Complaint but it was not submitted by an attorney notwithstanding the fact that corporations must be represented by counsel. A motion to vacate the Answer based on the fact that the corporate defendant is not represented by counsel is pending.

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

On August 3, 2018, the Company and its subsidiary SLC, filed an action against Silver Bourbon, Inc. in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in New Orleans, Louisiana. In this action, the Company seeks damages for breach of contract in the amount of $145,500. The parties were in the process of negotiating a settlement but then the club permanently closed after it lost its lease and was forced to close in March of 2020 due to the global pandemic. We have therefore ceased all attempts to collect this debt.

On July 13, 2018, the Company and its subsidiary SLC, filed an action against Manhattan Fashions, LLC in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Harvey, Louisiana. In this action, the Company sought damages for breach of contract in the amount of $84,000. Defendant did not appear, and On February 6, 2019, the Court granted the Company’s motion for default judgment. The parties were in the process of negotiating a settlement agreement but then ceased all attempts to settle this matter after the club was forced to permanently close in March of 2020 due to the global pandemic. We have therefore ceased all attempts to collect this debt.

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

By Order dated March 18, 2020, the Court dismissed all the causes of action except for the breach of contract claim pertaining to Greene’s consultancy agreement with SMG (First Cause of Action) and the unjust enrichment claim relating to ScoresCasino.com (Second Cause of Action). The parties have exchange documents and information relating to the remaining causes of action and depositions were held in April, July, August and November, 2021.  The parties do not expect expert disclosures will be necessary as neither side sees the need for it.

On March 4, 2022, the parties appeared before Judge Stanton for a status conference where the parties discussed a briefing schedule for summary judgment motions and the potential for trial on certain issues.

On April 17, 2021, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District, the Plaintiff claims that, while she worked at a gentlemen’s club located in New York, New York and commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied, and Plaintiff was recently granted permission to file and serve an Amended Complaint. Accordingly on February 4, 2022 a First Amendment Complaint was filed. On March 4, 2022  an Answer to the First Amendment Complaint was filed On March 18, 2022 the Defendants filed A First Demand for Interrogatories Upon the Defendant. The likelihood of success on the merits is negligible because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment during the period October 23, 2009 until June 18, 2019.

There are no other material legal proceedings pending to which the Company or any of its property is subject, nor to the Company's knowledge are any such proceedings threatened.

Note 8. SUBSEQUENT EVENTS

Please see Note 7 for events concerning legal matters.

Management evaluated subsequent events through the date of this filing and determined that no additional events have occurred that would require adjustment to or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of March 31, 2020, there are nine such clubs operating under the Scores name, in New York, New York; Chicago, Illinois; Tampa, Florida; New Orleans, Louisiana; Mooresville, North Carolina; Palm Springs, Florida, Las Vegas, Nevada, and Huntsville Alabama.

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

Impact of COVID-19

As a result of the COVID-19 virus, during the first and second quarter of 2020, state and local governments have required all but certain essential businesses to close, including all eight clubs operating under the Scores name. The duration and ultimate extent of the closures of these clubs cannot be predicted at this time, however the impact on such clubs' revenue could be material and result in a significant decline in our royalty revenues.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended Macrch 31, 2020 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Results of Operations

Three Months Ended March 31, 2020 (“the 2020 three-month period”) Compared to Three Months Ended March 31, 2019 (“the 2019 three-month period”).

Revenues:

Revenues increased to $143,642 for the 2020 three-month period from $82,298 for the 2019 three-month period. Revenues increased due to a new licensee.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Income (Expense)

Total other income (expense) decreased to $(3,744) for the 2020 three-month period from $40,476 from the 2019 three-month period. Total other income (expense) for the 2020 three month-period included interest expense of $3,744. Total other income for the 2019 three month-period included a $45,000 recovery of the $1,300,000 Litigation Settlement payment paid to us by various licensees, net of interest expense of $4,524.

General and Administrative Expenses:

General and administrative expenses decreased during the 2020 three-month period to $111,462 from $165,730 during the 2019 three-month period, which can be attributed to the decrease in salary and other expenses along with a decrease in legal expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $13,144 for the 2020 three-month period and $33,153 for the 2019 three-month period.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income (Loss):

Our net income $28,436 or $0.00 per share for the 2020 three-month period as compared to our net loss was ($42,956) or ($0.00) per share for the 2019 three-month period. This increase was primarily due to the increase in revenue and decrease in litigation settlement fees 2019 three-month period.

Net income per share data for both the 2020 three-month period and the 2019 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Going Concern:

Various conditions such as the accumulated losses, working capital deficit, significant debt, and the results of litigation raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash:

At March 31, 2020, we had $15,943 in cash and cash equivalents compared to $9,331 in cash and cash equivalents at December 31, 2019.

Operating Activities:

Net cash provided by operating activities for the 2020 three month period was $29,112 and net cash used by operating activities for the 2019 three-month period was $12,209. The increase in cash provided by operating activities is related to the increase in revenue and decrease of expenses.

Financing Activities:

Net cash used by financing activities for the 2020 three-month period was $22,500 and net cash provided by financing activities for the 2019 nine-month period was $30,000.

As of March 31, 2020 and December 31, 2019, we owed $7,500 and $7,500, respectively in rent to our Westside Realty affiliate. As of March 31, 2020 and December 31, 2019, we owed to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate $0 and $22,500 respectively for management fees and $349,078 and $345,611, respectively for a loan advanced to the Company to assist in paying litigation costs.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of March 31, 2020, we had an accumulated deficit of $(6,871,559). As of March 31, 2020, we had total current assets of $88,398 and total current liabilities of $179,376 or negative working capital of $90,978. As of December 31, 2019, we had total current assets of $70,763 and total current liabilities of $221,644 or negative working capital of $150,881. The decrease in the amount of negative working capital has been primarily attributable to the increase in cash from previous non-paying clubs, along with a decrease in liabilities.

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

Statement of Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on behalf of the Company are qualified by the cautionary statements in this section. Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital,

The Company undertakes no obligation to update or publicly release any revisions to any forward-looking statement to reflect events, circumstances or changes in expectations after the date of such forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Impact of inflation and seasonality

We do not anticipate any changes due to inflation and/or seasonality.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

(a)             Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of March 31, 2020, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of March 31, 2020 because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies as of March 31, 2020, and subsequent reports should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three-month period ended March 31, 2020.

Management's Remediation Plan

In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2018, the Company, filed an action against SCMD, LLC, in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Baltimore, Maryland and paid royalty fees to the Company up through and including July of 2017 but did not abandon its use of the Scores name and trademarks until September of 2018. In this action, the Company sought damages for breach of contract in the amount of $160,000. On December 5, 2018, the case was removed to the United States District Court for the Southern District of New York. On February 19, 2019, an Amended Complaint was filed. On March 8, 2019, Defendant’s counsel requested permission from the Court to submit a motion to dismiss the Company’s amended complaint. The Court finally granted Defendant’s request on November 6, 2019 and gave a briefing schedule. Defendant’s motion to dismiss was denied on August 14, 2020. In September of 2020, the parties settled this matter for $50,000, of which $5,000 remains due and outstanding. SCMD, LLC has since been dissolved. We are still trying to collect the remaining $5,000 that is due to the Company, but we are not confident that we will be successful given that SCMD, LLC has been dissolved.

On September 14, 2018, the Company and its subsidiary Scores Licensing Corp. (“SLC”), filed an action against New 4125, LLC and Mike Taraska in the Supreme Court of the State of New York, County of New York. Defendants utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Phoenix, Arizona. In this action, the Company sought damages for breach of contract in the amount of $47,500. Defendants filed an Answer to the Complaint but it was not submitted by an attorney notwithstanding the fact that corporations must be represented by counsel. A motion to vacate the Answer based on the fact that the corporate defendant is not represented by counsel is pending.

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

On August 3, 2018, the Company and its subsidiary SLC, filed an action against Silver Bourbon, Inc. in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in New Orleans, Louisiana. In this action, the Company seeks damages for breach of contract in the amount of $145,500. The parties were in the process of negotiating a settlement but then the club permanently closed after it lost its lease and was forced to close in March of 2020 due to the global pandemic. We have therefore ceased all attempts to collect this debt.

On July 13, 2018, Company and its subsidiary SLC, filed an action against Manhattan Fashions, LLC in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Harvey, Louisiana. In this action, the Company sought damages for breach of contract in the amount of $84,000. Defendant did not appear, and On February 6, 2019, the Court granted the Company’s motion for default judgment. The parties were in the process of negotiating a settlement agreement but then ceased all attempts to settle this matter after the club was forced to permanently close in March of 2020 due to the global pandemic. We have therefore ceased

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and desist letter was sent. The Company finally entered into a license agreement as of March 5, 2020 with Cheetah Club, LLC for a club located in Huntsville, Alabama.

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

By Order dated March 18, 2020, the Court dismissed all the causes of action except for the breach of contract claim pertaining to Greene’s consultancy agreement with SMG (First Cause of Action) and the unjust enrichment claim relating to ScoresCasino.com (Second Cause of Action). The parties have exchange documents and information relating to the remaining causes of action and depositions were held in April, July, August and November, 2021.  The parties do not expect expert disclosures will be necessary as neither side sees the need for it.

On March 4, 2022, the parties appeared before Judge Stanton for a status conference where the parties discussed a briefing schedule for summary judgment motions and the potential for trial on certain issues.

On April 17, 2021, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District, the Plaintiff claims that, while she worked at a gentlemen’s club located in New York, New York and commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied, and Plaintiff was recently granted permission to file and serve an Amended Complaint. Accordingly on February 4, 2022 a First Amendment Complaint was filed. On March 4, 2022  an Answer to the First Amendment Complaint was filed On March 18, 2022 the Defendants filed A First Demand for Interrogatories Upon the Defendant. The likelihood of success on the merits is negligible because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment during the period October 23, 2009 until June 18, 2019.

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

SCORES HOLDING COMPANY, INC.

Date: April 25, 2022	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 25, 2022	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)