Form 10-Q
period 2020-09-30
SCORES HOLDING CO INC
filed 2022-07-25
CIK 831489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of July 12, 2022 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,390	$9,331
Trade receivables, net of allowance of $0 and $0, respectively	61,305	44,913
Prepaid expenses	62,979	16,519

Total Current Assets	151,674	70,763

TOTAL ASSETS	$151,674	$70,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$230,215	$184,144
Accrued expenses, related party	15,500	7,500
Related party payable	67,500	30,000

Total Current Liabilities	313,215	221,644

Related party loan payable - long term	356,118	345,611
Contract Liabilities	208,200	180,200

TOTAL LIABILITIES	877,533	747,455

Commitments and Contingencies (Note 7)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,949,162)	(6,899,995)

Total Stockholders' Deficit	(725,859)	(676,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$151,674	$70,763

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES

Royalty Revenue	$62,300	$174,124	$214,942	$439,971

Total Revenue	62,300	174,124	214,942	439,971

OPERATING EXPENSES

General and Administrative Expenses	75,941	149,954	252,252	441,415

INCOME(LOSS) FROM OPERATIONS	(13,641)	24,170	(37,310)	(1,444)

OTHER INCOME/(EXPENSE)

Litigation Settlement, net	-	5,000	-	90,000
Interest Expense, net	(4,297)	(3,908)	(11,857)	(12,731)

TOTAL OTHER INCOME/(EXPENSE)	(4,297)	1,092	(11,857)	77,269

NET INCOME(LOSS) BEFORE INCOME TAXES	(17,938)	25,262	(49,167)	75,825

INCOME TAXES	-	-	-

NET INCOME/(LOSS)	$(17,938)	$25,262	$(49,167)	$75,825

NET INCOME/(LOSS) PER SHARE-Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(49,167)	$75,825

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Recovery of bad debts	(13,750)	(39,000)

Changes in operating assets and liabilities:
Trade receivable	(2,642)	(4,097)
Prepaid expenses	(46,460)	(14,556)
Accounts payable and accrued expenses	46,071	51,050
Accrued expenses, related party	8,000	(11,449)
Accrued interest, related party	10,507	11,708
Contract liabilities	28,000	32,500
Related party payables	37,500
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,059	101,981

CASH FLOW FROM INVESTING ACTIVITES:	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Payments to related party	-	(92,500)

NET CASH USED IN FINANCING ACTIVITIES	-	(92,500)

NET INCREASE IN CASH	18,059	9,481
Cash and cash equivalents - beginning of period	9,331	7,662
Cash and cash equivalents - end of period	$27,390	$17,143

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,349	$1,023
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flows from noncash investing and financing activities	$-	$-

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

SIX MONTHS ENDED JUNE 30, 2020 and 2019

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	165,186,144	$165,186	$6,058,117	$(6,894,193)	$(670,890)

Net Loss	-	-	-	(42,956)	(42,956)

Balance as of March 31, 2019	165,186,144	$165,186	$6,058,117	$(6,937,149)	$(713,846)

Net Income	-	-	-	93,519	93,519

Balance as of June 30, 2019	165,186,144	$165,186	$6,058,117	$(6,843,630)	$(620,327)

Net Income	-	-	-	25,262	25,262

Balance as of September 30, 2019	165,186,144	$165,186	$6,058,117	$(6,818,368)	$(595,065)

Balance as of December 31, 2019	165,186,144	$165,186	$6,058,117	$(6,899,995)	$(676,692)

Net Income				28,436	28,436

Balance as of March 31, 2020	165,186,144	$165,186	$6,058,117	$(6,871,559)	$(648,256)

Net Loss				(59,665)	(59,665)

Balance as of June 30, 2020	165,186,144	$165,186	$6,058,117	$(6,931,224)	$(707,921)

Net Loss				(17,938)	(17,938)

Balance as of September 30, 2020	165,186,144	$165,186	$6,058,117	$(6,949,162)	$(725,859)

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2020.

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

Going Concern

As of September 30, 2020, the Company has cumulative losses totaling $(6,949,162) and negative working capital of $161,541. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

With regards to September 30, 2020, concentrations of sales from four licensees range from 19% to 29%, totaling 89%. There is one receivable from a licensee totaling 100%. There are no sales from licensees that are considered related parties. There are no receivables from these licensees that are considered related parties.

With regards to September 30, 2019, concentrations of sales from four licensees range from 11% to 23%, totaling 78%. There are receivables from two licensees ranging from 14% to 76%, totaling 90%. There are no sales from licensees that are considered related parties. There are no receivables from these licensees that are considered related parties.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company items and transactions have been eliminated in consolidation.

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At September 30, 2020 and December 31, 2019, the uninsured balance amounted to $-0- and $-0-, respectively.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of September 30, 2020, there are no outstanding stock equivalents. . Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2020 and 2019, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit loss

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Note 3. Disaggregation of Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2020		2019	2020		2019
Major products/service lines
Licensing fees - royalty revenue		$62,300	$174,124		$214,942	$439,971

Total Revenue		$62,300	$174,124		$214,942	$439,971

Timing of revenue recognition
Products transferred at a point in time	$		$-	$		$-
Products and services transferred over time		62,300	174,124		214,942	439,971
		$62,300	$174,124		$214,942	$439,971

Contract balances

The following table provides information about receivables and liabilities from contracts with customers:

	September 30, 2020	December 31, 2019
Assets
Trade receivables, net	$61,305	$44,913
Liabilities
Contract liabilities	$208,200	$180,200

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract liabilities	September 30, 2020	December 31, 2019
Opening	$180,200	$112,500

Addditions	28,000	120,200
Transfer to revenue	-	52,500

Ending	$208,200	$180,200

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

Note 4. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company's trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc. (“Swan”), a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $0 in unpaid royalties and expenses as of September 30, 2020 and December 31, 2019, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of September 30, 2020 and December 31, 2019, respectively.

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

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. The Company incurred rent expense of $22,500 for the periods ending September 30, 2020 and 2019. The Company owed WSR $22,500 and $7,500 in unpaid rents as of September 30, 2020 and December 31, 2019, respectively.

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $60,000 for the periods ending September 30, 2020 and 2019. The Company owed $45,000 and $22,500 in unpaid management services as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, the Company has accrued expenses of $15,500 due to Metropolitan. The balance was repaid at the end of 2021. The Company owed $15,500 and $7,500 as of September 30, 2020 and December 31, 2019, respectively.

Effective July 1, 2018, after the gentlemen’s club in New Jersey had been closed from August 15, 2016 to September 28, 2018, the Company terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing the Company's trademarks. Star Light will purchase the licensed products from the Company or its affiliates at cost plus 25%. Robert M. Gans, the Company's President, Chief Executive Officer and a Director, is the majority owner (92.165%) of Star Light and Howard Rosenbluth, the Company's Secretary, Treasurer and a Director, owns 1%. Star Light owes the Company a royalty receivable of $0 and $0 as of September 30, 2020 and December 31, 2019, respectively.

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

The total amounts due to the various related parties as of September 30, 2020, and December 31, 2019, was $439,118 and $383,111 respectively and the total amounts due to the Company from the various related parties as of September 30, 2020, and December 31, 2019, was $0 and $0, respectively.

Note 5. Licensees

As of September 30, 2020, the Company has ten license agreements which were obtained between 2003 and 2020.

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

IMO’s members are the Company's majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making IMO a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). IMO accounted for 0% and 0% of the Company's royalty revenues for the nine months ended September 30, 2020 and 2019, respectively. Mr. Gans is also the majority owner (80%) of Swan, which accounted for 0% and 0% of the Company royalty revenues for the nine months ended September 30, 2020 and 2019, respectively. Mr. Gans is also the majority owner (92.165%) of Star Light, which accounted for 0% and 0% of the Company's royalty revenues for the nine months ended September 30, 2020 and 2019, respectively.

Note 6. Contract liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

Note 7. Commitments and Contingencies

The Company records $7,500 a month as rent, overhead, and services due to Metropolitan for services rendered by the management of the Company. The Company incurred management fees of $60,000 for the periods ending September 30, 2020 and 2019. Mr. Gans is the sole owner of Metropolitan.

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans, the Company's majority shareholder, for $2,500 a month. The Company incurred rent expense of $22,500 for the periods ending September 30, 2020 and 2019.

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

On July 25, 2017, plaintiff Dislenia Munoz, who formerly performed as an adult entertainer at Scores New York, owned in its entirety by I.M. Operating LLC, commenced a putative class action lawsuit against the Company, IMO, Robert Gans and Mark Yackow in the Supreme Court of the State of New York, County of New York. Plaintiff alleged that she and other similarly situated entertainers at Scores New York were misclassified as independent contractors, that they should have been classified as employees, and as a result, the Defendants violated, among other things, applicable state wage and hour laws. The Lawsuit sought unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. On September 22, 2018, Plaintiff (1) amended her complaint in the Lawsuit to excise her class allegations, and (2) discontinued the Lawsuit, without prejudice. Plaintiff has brought her claims in the Lawsuit in another forum against the Defendants, other than the Company, which is no longer a subject of Plaintiff’s claims.

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

On May 4, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Bonkers Space Coast Inc. and Ken Fees, the former licensee of the SCORES Green Bay, for unpaid royalties in the amount of $80,000. The Defendants have not appeared and Plaintiffs have filed a motion for judgment by default. A motion for default judgement was granted and judgement was entered on November 26, 2019. The Company has found real property owned by the Defendant and we are in the process of attaching same. We filed an exemplified copy of the default judgment with the State Court in Wisconsin, to collect licensing fees. A judgment was docketed on September 12, 2020 in Manitowoc County, WI for $82,330.34. The real property is valued at approximately $97,000 but the Wisconsin Homestead Act allows the debtor to exempt as much as $75,000 of equity. There is also a prior mortgage and tax lien totaling approximately $45,000. We have therefore ceased attempts to collect on the judgment because there is no remaining equity left in the real property.

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

On April 17, 2021, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District, the Plaintiff claims that, while she worked at a gentlemen’s club located in New York, New York and commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied, and Plaintiff was recently granted permission to file and serve an Amended Complaint. Accordingly on February 4, 2022 a First Amendment Complaint was filed. On March 4, 2022  an Answer to the First Amendment Complaint was filed. On March 18, 2022 the Defendants filed A First Demand for Interrogatories Upon the Defendant. We have made demands for discovery from the Plaintiff and motioned for summary judgement seeking dismissal of all claims, which is pending. The likelihood of success on the merits is negligible because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment during the period October 23, 2009 until September 18, 2019.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of September 30, 2020, there are nine such clubs operating under the Scores name, in New York, New York; Chicago, Illinois; Tampa, Florida; New Orleans, Louisiana; Mooresville, North Carolina; Palm Springs, Florida, Las Vegas, Nevada, and Huntsville Alabama.

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

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2020 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Results of Operations

Three Months Ended September 30, 2020 (“the 2020 three-month period”) Compared to Three Months Ended September 30, 2019 (“the 2019 three-month period”).

Revenues:

Revenues decreased to $62,300 for the 2020 three-month period from $174,124 for the 2019 three-month period. Revenues decreased due to COVID causing shutdowns.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Income (Expense)

Total other income (expense) decreased to $(4,297) for the 2020 three-month period from $1,092 from the 2019 three-month period. Total other income (expense) for the 2020 three month-period included interest expense of $4,297. Total other income for the 2019 three month-period included interest expense of $3,908, offset by litigation settlement income of $5,000.

General and Administrative Expenses:

General and administrative expenses decreased during the 2020 three-month period to $75,941 from $149,954 during the 2019 three-month period, which can be attributed to the decrease in salary and other expenses along with a decrease in legal expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $9,368 for the 2020 three-month period and $30,785 for the 2019 three-month period.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income (Loss):

Our net loss ($17,938) or ($0.00) per share for the 2020 three-month period as compared to our net income was $25,262 or $0.00 per share for the 2019 three-month period. This increase in our net loss was primarily due COVID.

Net income(loss) per share data for both the 2020 three-month period and the 2019 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2020 (“the 2020 nine-month period”) Compared to Nine Months Ended September 30, 2019 (“the 2019 nine-month period”).

Revenues:

Revenues decreased to $214,942 for the 2020 nine-month period from $439,971 for the 2019 nine-month period. Revenues decreased due to COVID.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Income (Expense)

Total other income(expense) decreased to $(11,857) for the 2020 nine-month period from $77,269 from the 2019 nine-month period. Total other income (expense) for the 2020 nine month-period included interest expense of $11,857. Total other income for the 2019 nine month-period included a $90,000 recovery of the $1,300,000 Litigation Settlement payment paid to us by various licensees, net of interest expense of $12,731.

General and Administrative Expenses:

General and administrative expenses decreased during the 2020 nine-month period to $252,252 from $441,415 during the 2019 nine-month period, which can be attributed to COVID along with the decrease in salary and other expenses along with a decrease in legal expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $28,285 for the 2020 nine-month period and $91,273 for the 2019 nine-month period.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income (Loss):

Our net loss ($49,167) or ($0.00) per share for the 2020 nine-month period as compared to our net income was $75,825 or $0.00 per share for the 2019 nine-month period. This increase in our net loss was primarily due COVID.

Net income per share data for both the 2020 nine-month period and the 2019 nine-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At September 30, 2020, we had $27,390 in cash and cash equivalents compared to $9,331 in cash and cash equivalents at December 31, 2019.

Operating Activities:

Net cash provided by operating activities for the 2020 nine month period was $18,059 and net cash provided by operating activities for the 2019 nine-month period was $101,981. The decrease in cash provided by operating activities is related to COVID related closures.

Financing Activities:

Net cash provided by financing activities for the 2020 nine-month period was $0 and net cash used in financing activities for the 2019 nine-month period was $92,500.

As of September 30, 2020 and December 31, 2019, we owed $22,500 and $7,500, respectively in rent to our Westside Realty affiliate. As of September 30, 2020 and December 31, 2019, we owed to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate $45,000 and $22,500 respectively for management fees and $356,118 and $345,611, respectively for a loan advanced to the Company to assist in paying litigation costs.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of September 30, 2020, we had an accumulated deficit of $(6,949,162). As of September 30, 2020, we had total current assets of $151,674 and total current liabilities of $313,215 or negative working capital of $161,541. As of December 31, 2019, we had total current assets of $70,763 and total current liabilities of $221,644 or negative working capital of $150,881. The decrease in the amount of negative working capital has been primarily attributable to the increase in cash from previous non-paying clubs, along with a comparitable increase in liabilities.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Impact of inflation and seasonality

We do not anticipate any changes due to inflation and/or seasonality.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

(a)             Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of September 30, 2020, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of September 30, 2020 because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies as of September 30, 2020, and subsequent reports should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the nine-month period ended September 30, 2020.

Management's Remediation Plan

In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 25, 2017, plaintiff Dislenia Munoz, who formerly performed as an adult entertainer at Scores New York, owned in its entirety by I.M. Operating LLC, commenced a putative class action lawsuit against the Company, IMO, Robert Gans and Mark Yackow in the Supreme Court of the State of New York, County of New York. Plaintiff alleged that she and other similarly situated entertainers at Scores New York were misclassified as independent contractors, that they should have been classified as employees, and as a result, the Defendants violated, among other things, applicable state wage and hour laws. The Lawsuit sought unspecified compensatory damages, liquidated damages, as well as attorneys’ fees and costs. On September 22, 2018, Plaintiff (1) amended her complaint in the Lawsuit to excise her class allegations, and (2) discontinued the Lawsuit, without prejudice. Plaintiff has brought her claims in the Lawsuit in another forum against the Defendants, other than the Company, which is no longer a subject of Plaintiff’s claims.

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

On May 4, 2018, we together with our subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Bonkers Space Coast Inc. and Ken Fees, the former licensee of the SCORES Green Bay, for unpaid royalties in the amount of $80,000. The Defendants have not appeared and Plaintiffs have filed a motion for judgment by default. A motion for default judgement was granted and judgement was entered on November 26, 2019. The Company has found real property owned by the Defendant and we are in the process of attaching same. We filed an exemplified copy of the default judgment with the State Court in Wisconsin, to collect licensing fees. A judgment was docketed on September 12, 2020 in Manitowoc County, WI for $82,330.34. The real property is valued at approximately $97,000 but the Wisconsin Homestead Act allows the debtor to exempt as much as $75,000 of equity. There is also a prior mortgage and tax lien totaling approximately $45,000. We have therefore ceased attempts to collect on the judgment because there is no remaining equity left in the real property.

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

On April 17, 2021, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District, the Plaintiff claims that, while she worked at a gentlemen’s club located in New York, New York and commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied, and Plaintiff was recently granted permission to file and serve an Amended Complaint. Accordingly on February 4, 2022 a First Amendment Complaint was filed. On March 4, 2022  an Answer to the First Amendment Complaint was filed On March 18, 2022 the Defendants filed A First Demand for Interrogatories Upon the Defendant. We have made demands for discovery from the Plaintiff and motioned for summary judgement seeking dismissal of all claims, which is pending. The likelihood of success on the merits is negligible because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment during the period October 23, 2009 until September 18, 2019.

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

SCORES HOLDING COMPANY, INC.

Date: July 25, 2022	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 25, 2022	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)