Form 10-K
period 2020-12-31
SCORES HOLDING CO INC
filed 2022-10-19
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2020

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

On June 30, 2020 the last business day of the registrant’s most recently completed second fiscal quarter, 76,285,914 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $762,859.14, based on the last sale price of $.01 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of September 29, 2022, there were 165,186,144 shares of the registrant's common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2020

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

PART I

ITEM 1. BUSINESS.

Overview

Scores Holding Company, Inc. was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of August 15, 2022 there are six such clubs operating under the Scores name, in Chicago, Illinois; Tampa, Florida; Mooresville, North Carolina; Palm Springs, Florida; Las Vegas, Nevada and Huntsville, Alabama.

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

As a result of the SPA, a change of control had occurred. Robert M. Gans, our Chief Executive Officer and director, is the sole owner of Mitchell’s East LLC, and currently beneficially owns 53.8% shares of our common stock.

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

In 2003, EMS licensed the use of the “Scores Chicago” name to Stone Park Entertainment, Inc. for its club in Chicago, Illinois. The license is for a term of five years, with five successive five year renewal terms. See “Item 3. Legal Proceedings” for information regarding our legal proceeding against this licensee. On January 21, 2022 the “Company” and “Scores Chicago” entered into a Settlement Agreement and Amendment to the Licensing Agreement agreeing to a one-time payment to settle arrears resulting from the Covid 19 pandemic and to change the monthly licensing fee to a flat rate. All other terms of the original agreement were to remain in effect.

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

Effective December 2, 2016, we (through our subsidiary Scores Licensing Corp.) entered into a trademark license agreement with Southern Highland Centerfolds Inc. granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Las Vegas, Nevada. The license is for a term of five years, with five successive five year renewal terms. On March 23, 2022 the “Company” and “Scores Las Vegas” entered into a First Amendment to the Scores Trademark Sublicense Agreement agreeing to a one-time payment to settle arrears resulting from the Covid 19 pandemic and to make a one-time payment for granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant for a period of twenty-five years. All other terms of the original agreement were to remain in effect.

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

Recent Events

As a result of the COVID-19 virus, during the first quarter of 2020 and ongoing, state and local governments have required all but certain essential businesses to close, including all clubs operating under the Scores name. The impact on such clubs' revenue was material in 2020 and resulted in a significant decline in our royalty revenues.

Upon management’s evaluation of relevant hospitality industry conditions and events known as of the date that these financial statements are issued it is their belief the financial effects of the Covid 19 pandemic will not have a substantial or long term effect on the financial viability of the adult entertainment industry. There will be operational changes to be certain but not a consequentially detrimental impact on the industry.

That said it should be noted all royalty paying licensees have reopened and are current. In addition, cash collections increased from $235,000 during 2020 to $249,000 and $794,000 during 2021 and 2022 respectively.

Although there are fewer licensees and some of the licensing fees have been re-negotiated management believes the worst of the effects the Covid 19 pandemic are over. The lifting of many, if not all, gathering restrictions imposed by local government has vastly improved the appeal of adult entertainment oriented establishments. Consequently, the Company has seen a recent increase in the number of such establishments interested in utilizing the SCORES brand trademarks.

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

Employees

As of December 31, 2020, we had zero full-time employees. We have no part time employees or independent contractors.

Our employees were not represented by a labor organization or covered by a collective bargaining agreement. We believe that we maintain a good working relationship with our employees and to date, we have not experienced any significant labor disputes.

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

“Cabaret” Licenses

Although not a requirement, our licensees typically request a cabaret license in connection with the operation of their nightclubs. Cabaret licenses are not a requirement in all states; however, some states mandate that such licenses be obtained prior to the operation of an adult nightclub. For example, one of our formerly affiliated clubs was granted a cabaret license for a nightclub by the City of New York’s Department of Consumer Affairs (the “DCA”). We believe our licensees comply with all regulatory laws regarding cabaret or an adult entertainment license; however, there is no assurance that any of their licenses will remain effective or that they could be assigned or transferred if necessary. If one or more of our licensees failed to maintain a required license, this could have a material or adverse effect on our cash flow and profitability.

Zoning Restrictions

Adult entertainment establishments must comply with local zoning restrictions which can be stringent. For example, zoning regulations in the City of New York mandate that an adult entertainment business operate in an area zoned as residential, or in areas that are commercially zoned, and devotes more than either 40% or more of its space available to customers or 10,000 square feet for adult entertainment activities. Although we expect our licensees to operate within “zoned” areas, we cannot make any assurances that local zoning regulations will remain constant, or that if changed, our licensees will be able to continue operations under our Scores brand name trademark. If zoning regulations were to restrict the operations of one or more of our licensees, this could have a material or adverse effect on our cash flow and profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of July 1, 2008, West Side Realty (“WSR”), the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location. Since April 1, 2009, the monthly rent, which includes overhead cost, has been $2,500. Robert M. Gans, the Company’s President, Chief Executive Officer, and majority shareholder, is the majority owner (80%) of WSR. The Company owed WSR $30,000 and $7,500 in unpaid rents as of December 31, 2020 and December 31, 2019, respectively.

Effective January 1, 2021, Metropolitan Lumber Hardware and Building Supplies, Inc.(”Metropolitan”) located at 617 11th Avenue, New York, N.Y. became the new lessor of our 500 square feet office occupancy at that location. The monthly rent, which includes overhead cost will remain at $2,500. Robert M. Gans, the Company’s President, Chief Executive Officer, is the sole owner (100%) of Metropolitan.

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

On January 3, 2017, the Company, together with its subsidiary SLC, filed an action against CJ NYC Inc. in the United States District Court for the Southern District of New York. Defendant utilizes the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club in Woodside, New York. In this action the Company sought damages for breach of contract in the amount of $85,000 and the issuance of a preliminary and permanent injunction prohibiting the defendant from using the “Scores” name and trademark with respect to the Woodside, New York club and all websites and social media sites controlled by Defendant. The defendant failed to appear and on February 27, 2017, the Company filed a motion for judgment by default. The court heard the Company motion on April 5, 2017, and on May 25, 2017, the court granted the Company’s motion for a Judgment by default, granting a permanent injunction and awarding damages in the amount of $85,000 to SLC and $14,333 in damages and $530 in costs to the Company. All signage has been removed and the Company is attempting to collect on the default judgment, but it believes that Defendant no longer has any assets, leaving the Company unable to collect on the default judgment.

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

On October 10, 2018, the Company, filed an action against SCMD, LLC, in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Baltimore, Maryland and paid royalty fees to the Company up through and including July of 2017 but did not abandon its use of the Scores name and trademarks until September of 2018. In this action, the Company sought damages for breach of contract in the amount of $160,000. On December 5, 2018, the case was removed to the United States District Court for the Southern District of New York. On February 19, 2019, an Amended Complaint was filed. On March 8, 2019, Defendant’s counsel requested permission from the Court to submit a motion to dismiss the Company’s amended complaint. The Court finally granted Defendant’s request on November 6, 2019 and gave a briefing schedule. Defendant’s motion to dismiss was denied on August 14, 2020. In September of 2020, the parties settled this matter for $50,000, of which $5,000 remains due and outstanding. SCMD, LLC has since been dissolved. We are still trying to collect the remaining $5,000 that is due to the Company, but we are not confident that we will be successful given that SCMD, LLC has been dissolved. As a result, we have ceased all attempt to collect and have closed our file.

On September 14, 2018, the Company and its subsidiary Scores Licensing Corp. (“SLC”), filed an action against New 4125, LLC and Mike Taraska in the Supreme Court of the State of New York, County of New York. Defendants utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Phoenix, Arizona. In this action, the Company sought damages for breach of contract in the amount of $47,500. Defendants filed an Answer to the Complaint but it was not submitted by an attorney notwithstanding the fact that corporations must be represented by counsel. A motion to vacate the Answer based on the fact that the corporate defendant is not represented by counsel is pending. We are currently pursuing both the corporation and the individual defendant.

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

Charles G. Westlund personally guaranteed The Cheetah Club’s obligations under the license agreement. The Cheetah Club has since breached the license agreement by refusing to pay licensing fees. Notices to Cure were sent to both the Cheetah Club and Mr. Westlund, which were ignored. The license has since been terminated and they have been ordered to cease and desist all use of the Scores’ brand, but Scores Alabama continues to use the Scores brand without paying for the right to do so. As a result, we are in the process of commencing action against both The Cheetah Club and Mr. Westlund.

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

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $408,546 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000, and a final installment of $1,370, with the initial installment due and payable on January 1, 2022 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees. This note was paid in its entirety on March 28, 2023.

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

The Court denied the motion to dismiss, and Scores Holding and Scores Licensing have filed Amended answers and Affirmative Defenses denying all allegations of the complaints against them asserting legal defenses to liability. The case is now in the deposition stages of discovery. Discovery deadline is October 14, 2022, except for expert disclosures, which are to be completed by December 27, 2022. The Deadline for dispositive motions is February 11, 2023. Deadline for a CME of Plaintiff is February 12, 2023. The deadline for completion of expert discovery is March 15, 2023. The mediation deadline is April 14, 2023. The trial is set for July 24, 2023, with pretrial conference set for July 18, 2023.

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

On October 6, 2022 to avoid expense, inconvenience, and uncertainty of further litigation, the Company has agreed to settle this matter for $10,000. Greene will receive the settlement sum in two payments of $5,000 each. The first settlement payment will be made upon execution of the settlement agreement and the second payment will be due thirty days after the first payment.

On April 17, 2021, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District, the Plaintiff claims that, while she worked at a gentlemen’s club located in New York, New York and commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied, and Plaintiff was recently granted permission to file and serve an Amended Complaint. Accordingly on February 4, 2022 a First Amendment Complaint was filed. On March 4, 2022  an Answer to the First Amendment Complaint was filed On March 18, 2022 the Defendants filed A First Demand for Interrogatories Upon the Defendant. We have made demands for discovery from the Plaintiff and motioned for summary judgement seeking dismissal of all claims, which is pending. The likelihood of success on the merits is negligible because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment during the period October 23, 2009 until September 18, 2019. Towards that end, a motion for summary judgment was fully submitted on behalf of the Company on June 24, 2022. We await the Court’s decision. In the meantime, discovery is ongoing.

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

On October 14, 2022, the closing price per share of our Common Stock as quoted on the OTC Pink was $.001 per share. During September 2020, the Company was delisted as result of the inability to timely file required annual and quarterly reports.

Holders

As of October 14, 2022, there were 578 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	$0	0
Total	0	$0	0

Quarter Ended	High Bid	Low Bid
March 31, 2019	$.002	$.002
June 30, 2019	$.002	$.002
September 30, 2019	$.002	$.002
December 31, 2019	$.008	$.002
March 31, 2020	$.000	$.000
June 30, 2020	$.000	$.000
September 30, 2020	$.000	$.000
December 31, 2020	$.000	$.000

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Summary of Critical Accounting Policies and Estimates

The following summary of our critical accounting policies is presented to assist in understanding our consolidated financial statements. The consolidated financial statements and notes are representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. Additional information about our accounting policies and estimates may be found in Note 2 to our consolidated financial statements included in this report.

We make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies described below are those we consider critical in preparing our financial statements. Some of these policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

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

Inflation

Although the effects of inflation vary by company the company believes there are two issues wherein inflationary trends may affect their accounting and financial reporting.

Because inflation is most likely driving up the costs of acquiring goods and services, as well as employee wages, the Company is looking for ways it can absorb or pass along those increased costs to its’ licensees.

In addition, Inflation may result in renegotiating long-term contracts, such as leases or long-term licensing agreements, which in turn may have potential accounting implications. For example, depending on the terms, a modification to a licensing agreement may be necessary for the Company to continue to honor the agreement. All the licensing agreements have “good guy” termination provisions that can be exercised as part of the renegotiating process.

Seasonality

Seasonality can be defined as periodic fluctuations and cycles in specific areas of a business following some pattern. It can be a calendar one like summer and spring or an economic one like the Christmas season.

You can use the concept of seasonality in the analysis of stock prices and market trends, or a company can use it to improve working capital management.  As an example, if a company usually has lower sales in the second quarter of the year, it can decrease inventory purchases to avoid overstocking.

Upon reviewing the Company’s past financial performance there does not seem to be any seasonality to the licensing of their intellectual property rights and trademarks. Although its’ licensees may experience some seasonal fluctuations in their business due to fluctuations in the local climate where they are located the Company’s revenue stream is unaffected by it.

Impact of COVID-19

As a result of the COVID-19 virus, during the first and second quarter of 2020, state and local governments have required all but certain essential businesses to close, including all eight clubs operating under the Scores name. The impact on such clubs' revenue was material in 2020 and resulted in a significant decline in our royalty revenues.

Upon management’s evaluation of relevant hospitality industry conditions and events known as of the date that these financial statements are issued it is their belief the financial effects of the Covid 19 pandemic will not have a substantial or long term effect on the financial viability of the adult entertainment industry. There will be operational changes to be certain but not a consequentially detrimental impact on the industry.

That said it should be noted all royalty paying licensees have reopened and are current. In addition, cash collections increased from $235,000 during 2020 to $249,000 and $794,000 during 2021 and 2022 respectively.

Although there are fewer licensees and some of the licensing fees have been re-negotiated management believes the worst of the effects the Covid 19 pandemic are over. The lifting of many, if not all, gathering restrictions imposed by local government has vastly improved the appeal of adult entertainment oriented establishments. Consequently, the Company has seen a recent increase in the number of such establishments interested in utilizing the SCORES brand trademarks.

Results of Operations

The following is a discussion of the results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Revenues:

Revenues decreased to $263,142 for the year ended December 31, 2020 from $583,530 for the year ended December 31, 2019.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate. The foregoing decrease is a direct result of a decline in royalty revenues and COVID-19. As a result of the COVID-19 virus, during the first and second quarter of 2020, state and local governments have required all but certain essential businesses to close, including all eight clubs operating under the Scores name.

Other Income/(Expense)

Total other income decreased to $32,447 for the year ended December 31, 2020 from total other income of $73,559 for the year ended December 31, 2019. Total other income for the year ended December 31, 2020 was comprised of interest expense of $15,778 and other income of $48,225. Total other income for the year ended December 31, 2019 included a $90,000 recovery of the $1,300,000 Litigation Settlement payment paid to us by various licensees, and interest expense of $16,441.

General and Administrative Expenses:

General and administrative expenses for the years ended December 31, 2020 and 2019 were $387,254 and $662,891, respectively. Virtually all the decrease in operating expenses can be attributed to the decrease in salary, legal and other expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $25,918 for 2020 and $111,609 for 2019.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Loss per share:

Our net loss was $91,665 or ($.00) per share for the year ended December 31, 2020 as compared to our net loss was $5,802 or ($.00) per share for the year ended December 31, 2019. The increase in net loss for the year ended December 31, 2019, was primarily due to COVID-19.

Net loss per share data for both the years ended 2020 and 2019 is based on net loss available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

At December 31, 2020, we had $21,143 in cash and cash equivalents compared to $9,331 in cash and cash equivalents at December 31, 2019.

Various conditions such as the decrease in revenue, accumulated losses, significant debt, and the results of litigation raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. The Company raised and intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash:

At December 31, 2020, we had $21,143 in cash and cash equivalents compared to $9,331 in cash and cash equivalents at December 31, 2019.

Operating Activities:

Net cash provided by operating activities for the years ended 2020 and 2019 was $11,812 and $56,528, respectively. The decrease in cash provided by operating activities is related to the increase in net loss and decrease in accrued expenses, directly related to COVID-19.

Financing Activities:

Net cash used in financing activities for the 2020 year was $-0- and net cash used by financing activities for the 2019 year was $70,000.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2020, we had an accumulated deficit of $(6,991,660).As of December 31, 2020, we had total current assets of $99,981 and total current liabilities of $273,646 or negative working capital of $173,665. As of December 31, 2019, we had an accumulated deficit of $(6,899,995). As of December 31, 2019, we had total current assets of $70,763 and total current liabilities of $221,644 or negative working capital of $150,881. The increase in the amount of negative working capital has been primarily attributable to the increase in payables.

We continued to collect licensing fees furing 2020 to 2022 to fund current operations.

As of December 31, 2020, we owed $30,000 in rent to our Westside Realty affiliate and $67,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate. As of December 31, 2019, we owed $7,500 in rent to our Westside Realty affiliate and $37,500 to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2020 and 2019 are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

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

Based on this evaluation, management concluded that, as of December 31, 2020 our internal controls over financial reporting were not effective for the following reasons:

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

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2020.

Management's Remediation Plan

In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of October 14, 2022, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve until the next annual meeting of the Board of Directors, until their successors are elected or appointed and qualified, or until their prior resignation or removal.

Name	Positions Held	Age	Date of Election or Appointment as Director
Robert M. Gans	President, Chief Executive Officer and Director	79	August 6, 2010
Martin Gans	Director	86	June 23, 2009
Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	76	April 21, 2009
Stephen J. Sabbeth	Director of Acquisitions and Licensing – Resigned effective 8/5/21	74	May 2009

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

Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that during the fiscal year ended December 31, 2020, the Reporting Persons timely filed all such reports.

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

Code of Ethics

Due to the scope of our current operations, as of October 14, 2022, we have not adopted a code of ethics for financial executives, which include our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2020 and 2019 to (i) all individuals that served as our chief executive officer and our chief financial officer or acted in similar capacities for us at any time during the fiscal years ended December 31, 2020 and 2019 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2020 and 2019 that received annual compensation during such fiscal years in excess of $100,000 (collectively, the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert M. Gans,	2020	0	0	0	0	0	0	0	0
Chief Executive Officer	2019	0	0	0	0	0	0	0	0

Howard Rosenbluth,	2020	0	0	0	0	0	0	0	0
Chief Financial Officer	2019	0	0	0	0	0	0	0	0

Stephen J. Sabbeth	2020	0	0	0	0	0	0	56,187	56,187
Director of Acquisitions and Licensing	2019	0	0	0	0	0	0	130,000	130,000

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

Effective January 1, 2013, we entered into a management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to us, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, we pay Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice.  Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc. Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears.  In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof).  Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan.  The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof). As of the date of this report, the agreement as amended is still in full force and effect. As of December 31, 2020 and 2019, the Company owed Metropolitan Lumber Hardware and Building Supplies, Inc. $67,500 and $22,500 in unpaid management services, respectively.

Outstanding Equity Awards at 2020 Fiscal Year-End

For the year ended December 31, 2020, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal years ended December 31, 2020 and 2019 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors. The following table shows compensation earned by each of our non-officer directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Gans	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of October 14, 2022 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Robert M. Gans (2)	Common Stock	88,900,230	(2)	53.8%

Howard Rosenbluth	Common Stock	-0-		0.0%

Martin Gans	Common Stock	-0-		0.0%

Stephen J. Sabbeth	Common Stock	2,000	(3)	*

All directors and executive officers as a group (4 persons)	Common Stock	88,902,230	(2)	53.8%

Mitchell’s East LLC (2) 617 Eleventh Avenue New York, NY 10036	Common Stock	88,900,230	(2)	53.8%

Estate of William Osher (4) 2955 Shell Road Brooklyn, NY	Common Stock	13,886,059	(2)	8.4%
*	Less than 1%.

(1)	Based upon 165,186,144 shares of Common Stock issued and outstanding as at October 14, 2022.

(2)	Robert M. Gans is the sole owner of Mitchell’s East LLC. The principal business address of Mr. Gans is 617 Eleventh Avenue, New York, NY 10036. Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the Stock Purchase Agreement whereby Mr. Gans purchased any rights of H. Osher to such shares.

(3)	Mr. Sabbeth owns these shares directly.

(4)	William Osher passed away in August, 2007. H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company's trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc., (“Swan”) a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $0 in unpaid royalties and expenses as of December 31, 2020 and December 31, 2019, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of December 31, 2020 and December 31, 2019 respectively.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $30,000 and $7,500 in unpaid rents as of December 31, 2020 and December 31, 2019, respectively. The Company incurred rent expense of $30,000 and $30,000 as December 31, 2020 and December 31, 2019, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $67,500 and $22,500 in unpaid management services as of December 31, 2020 and December 31, 2019, respectively. The Company incurred management service expenses of $90,000 and $90,000 as December 31, 2020 and December 31, 2019, respectively.

The Company has accrued expenses of $7,500 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $7,500 and $7,500 as of December 31, 2020 and December 31, 2019, respectively.

Effective July 1, 2018, after being having been closed from August 15, 2016 to June 28, 2018, the Company terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing the Company's trademarks. Starlight will purchase the licensed products from the Company or its affiliates at cost plus 25%. Robert M. Gans, the Company's President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, the Company's Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $0 and $0 as of December 31, 2020 and December 31, 2019, respectively. The Company recorded revenue of $0 and $0 as of December 31, 2020 and December 31, 2019, respectively.

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

The Licensees did not remain current with respect to their obligations under the Royalty Settlement Agreements, and the Company did not call upon Robert M. Gans to honor his guarantees. The past due amounts under the Royalty Settlement Agreements aggregated $382,259 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $408,546 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000, and a final installment of $1,370, with the initial installment due and payable on January 1, 2022 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees. The Company owed $359,692 and $345,611 as of December 31, 2020 December 31, 2019, respectively. The Company incurred interest expense of $14,081 and $15,141 as of December 31, 2020 and December 31, 2019, respectively.

It should be noted as of this date of this report that Club Azure and Starlight Events LLC have closed as of on March 16, 2020. Swan Media has ceased all operations as of December 31, 2020.

The total amounts due to the various related parties as of December 31, 2020 and December 31, 2019 was $464,692 and $383,111 respectively and the total amounts due to the Company from the various related parties as of December 31, 2020 and December 31, 2019 was $0 and $0 respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by RBSM LLP, our independent registered public accounting firm, for services rendered during the fiscal years ended December 31, 2020 and 2019 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2020	Fiscal year ended December 31, 2019
Audit Fees (1)	$55,000	$40,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	5,000	5,000
All Other Fees (4)	—	—
Total Fees	$60,000	$45,000

(1)	Audit fees consists of fees incurred for professional services rendered for the audit of annual consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

Date: October 19, 2022	SCORES HOLDING COMPANY, INC.

	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated .

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	President, Chief Executive Officer (Principal Executive Officer), Director	October 19, 2022
Robert M. Gans

/s/ Howard Rosenbluth	Chief Financial Officer (Principal Financial Officer), Director	October 19, 2022
Howard Rosenbluth

/s/ Martin Gans	Director	October 19, 2022
Martin Gans

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Scores Holding Company, Inc. and Subsidiary Consolidated Balance Sheets as of December 31, 2020 and 2019	F-3
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Operations For the Two Years Ended December 31,2020 and 2019	F-4
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Cash Flows For the Two Years Ended December 31, 2020 and 2019	F-5
Scores Holding Company, Inc. and Subsidiary Consolidated Statement of Changes in Stockholder's Deficit For the Two Years Ended December 31,2020 and 2019	F-6
Scores Holding Company, Inc. and Subsidiary Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Scores Holding Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. (the “company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there were no critical audit matters.

/s/ RBSM LLP

We have served as the company’s auditor since 2012.

New York, NY

October 19, 2022

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,143	$9,331
Trade receivables, net of allowance of $0 and $0, respectively	41,597	44,913
Prepaid expenses	37,241	16,519

Total Current Assets	99,981	70,763

TOTAL ASSETS	$99,981	$70,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$168,646	$184,144
Accrued expenses, related party	7,500	7,500
Related party payable	97,500	30,000

Total Current Liabilities	273,646	221,644

Related party loan payable - long term	359,692	345,611
Contract liabilities	235,000	180,200

TOTAL LIABILITIES	868,338	747,455

Commitments and Contingencies (Note 7)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,991,660)	(6,899,995)

Total Stockholders' Deficit	(768,357)	(676,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$99,981	$70,763

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2020	2019
REVENUES

Royalty Revenue	$263,142	$583,530

Total Revenue	263,142	583,530

OPERATING EXPENSES

General and Administrative Expenses	387,254	662,891

LOSS FROM OPERATIONS	(124,112)	(79,361)

OTHER INCOME/(EXPENSE)

Litigation Settlement, net	-	90,000
Other income	48,225	-
Interest Expense, net	(15,778)	(16,441)

TOTAL OTHER INCOME	32,447	73,559

NET LOSS BEFORE INCOME TAXES	(91,665)	(5,802)

INCOME TAXES	-	-

NET LOSS	$(91,665)	$(5,802)

NET LOSS PER SHARE-Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(91,665)	$(5,802)

Adjustments to reconcile net loss to net cash provided by operating activities:
Recovery of bad debts	(13,750)	(43,800)

Changes in operating assets and liabilities:
Trade receivable	17,066	50,904
Prepaid expenses	(20,722)	(2,622)
Accounts payable and accrued expenses	(15,498)	46,597
Accrued expenses, related party	-	(11,449)
Accrued interest, related party	14,081	15,141
Contract liabilities	54,800	67,700
Related party payables	67,500	(45,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,812	71,669

CASH FLOW FROM INVESTING ACTIVITES:	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Payments to related party	-	(70,000)

NET CASH USED IN FINANCING ACTIVITIES	-	(70,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,812	1,669
Cash and cash equivalents - beginning of year	9,331	7,662
Cash and cash equivalents - end of year	$21,143	$9,331

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,349	$1,300
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flows from noncash investing and financing activities	$-	$-

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
YEARS ENDED DECEMBER 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	165,186,144	$165,186	$6,058,117	$(6,894,193)	$(670,890)

Net Loss				(5,802)	(5,802)

Balance as of December 31, 2019	165,186,144	$165,186	$6,058,117	$(6,899,995)	$(676,692)

Net Loss				(91,665)	(91,665)

Balance as of December 31, 2020	165,186,144	$165,186	$6,058,117	$(6,991,660)	$(768,357)

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Fianncial Statements

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

Note 2. Summary of Significant Accounting Principles

Going Concern

As of December 31, 2020, the Company has cumulative losses totaling $(6,991,660) and negative working capital of $173,665. The Company had net loss of $91,665 for the year ended December 31, 2020. Because of these conditions, the Company will require additional working capital to develop business operations. The Company raised and intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Pursuant to ASC 205-40 in preparing financial statements for each annual and interim reporting period, management must evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

As a result of the COVID-19 virus, during the first quarter of 2020 and ongoing, state and local governments have required all but certain essential businesses to close, including all clubs operating under the Scores name. The impact on such clubs' revenue was material in 2020 and resulted in a significant decline in our royalty revenues.

Upon management’s evaluation of relevant hospitality industry conditions and events known as of the date that these financial statements are issued it is their belief the financial effects of the Covid 19 pandemic will not have a substantial or long term effect on the financial viability of the adult entertainment industry. There will be operational changes to be certain but not a consequentially detrimental impact on the industry.

That said it should be noted all royalty paying licensees have reopened and are current. In addition, cash collections increased from $235,000 during 2020 to $249,000 and $794,000 during 2021 and 2022 respectively.

Although there are fewer licensees and some of the licensing fees have been re-negotiated management believes the worst of the effects the Covid 19 pandemic are over. The lifting of many, if not all, gathering restrictions imposed by local government has vastly improved the appeal of adult entertainment oriented establishments. Consequently, the Company has seen a recent increase in the number of such establishments interested in utilizing the SCORES brand trademarks.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company items and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts and valuation allowance on deferred taxes. Actual results could differ materially from such estimates under different assumptions or circumstances.

Reclassifications

The Company has made certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications have no impacy on the reported results.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At December 31, 2020 and 2019, the uninsured balance amounted to $-0- and $-0-, respectively.

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

Accounts receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts as of December 31, 2020 and 2019 were $0 and $0 respectively. In reviewing any delinquent royalty receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of December 31, 2020 and 2019, there were no common stock equivalents. Accordingly, the weighted average number of common shares outstanding for the periods ended December 31, 2020 and 2019, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Concentration of Credit Risk

The Company received royalty revenues from 7 licensees during the year eneded December 31, 2020.

With regards to December 31, 2020, concentrations of sales from 4 licensees range from 16% to 29%, totaling 86%. There are receivables from 1 licensee, totaling 100%. There are no sales or receivables from these licensees that are considered related parties.

With regards to December 31, 2019, concentrations of sales from 4 licensees range from 11% to 30%, totaling 82%. There are receivables from 2 licensees ranging from 22% to 73%, totaling 95%. There are no sales or receivables from these licensees that are considered related parties.

Commitments and Contingencies

See Note 9 for commitments and contingencies.

Related Party Transactions

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. See Note 4 for related party transactions.

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

Note 3. Disaggregation of Revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Years Ended December 31,
	2020	2019
Major products/service lines
Licensing fees - royalty revenue	$263,142	$583,530
Initiation fees	0	0
Total Revenue	$263,142	$583,530

Timing of revenue recognition
Products transferred at a point in time	$0	$0
Products and services transferred over time	263,142	583,530
	$263,142	$583,530

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers:

	December 31, 2020	December 31, 2019
Assets
Trade receivables, net	$41,597	$44,913
Liabilities
Contracted liabilities	$0	$0
Contracted liabilities - long term	$235,000	$180,200

	December 31, 2020	December 31, 2019
Contract liabilities
Opening	$180,200	$112,500
Addditions	79,000	120,200
Transfer to revenue	(24,200)	52,500
Ending	$235,000	$180,200

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required.

The contract liabilities primarily relate to deferred revenue.

Note 4. Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company's trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc., (“Swan”) a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $0 in unpaid royalties and expenses as of December 31, 2020 and December 31, 2019, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”.  Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder, and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of December 31, 2020 and December 31, 2019 respectively.

On August 31, 2017, IMO entered into an agreement to sell all of its assets to Club Azure LLC (“CA”). Effective September 1, 2017, IMO no longer operated Scores New York and terminated its licensing agreement with the Company. Mark Yackow is the sole owner (100%) of CA and former Chief Operating Officer of IMO. Effective September 1, 2017, the Company granted an exclusive, non-transferable license for the use of the “Scores New York” to CA for its gentlemen’s club in New York City. On March 16th 2020 New York City Mayor Bill De Blasio ordered the closure of all New York City  nightclubs, theaters, restaurants and concert venues in an effort to slow down the spread of Covid 19 and to protect ourselves against it. As a result of this closure order and effective March 17th 2020 the above business entity closed and has been closed since.

The Company also leases office space directly from Westside Realty of New York, Inc. (WSR), the owner of the West 27th Street Building.  The majority owner of WSR (80%) is Robert M. Gans.  Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs.  The Company owed WSR $22,500 and $7,500 in unpaid rents as of December 31, 2020 and December 31, 2019, respectively. The Company incurred rent expense of $30,000 amd $30,000 as December 31, 2020 and December 31, 2019, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc., pursuant to which Metropolitan Lumber Hardware and Building Supplies, Inc. provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan Lumber Hardware and Building Supplies, Inc. a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. In addition, Metropolitan Lumber Hardware and Building Supplies, Inc. shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $67,500 and $22,500 in unpaid management services as of December 31, 2020 and December 31, 2019, respectively. The Company incurred management service expenses of $90,000 and $90,000 as December 31, 2020 and December 31, 2019, respectively.

The Company has accrued expenses of $7,500 due to Metropolitan Lumber Hardware and Building Supplies, Inc. The Company owed $7,500 and $7,500 as of December 31, 2020 and December 31, 2019, respectively.

Effective July 1, 2018, after being having been closed from August 15, 2016 to June 28, 2018, the Company terminated the previous licensing agreement and granted an exclusive, non-transferable license for the use of the “Scores Atlantic City” name to Star Light Events LLC (“Star Light”) for its gentlemen’s club in Atlantic City, New Jersey. Royalties under this license are payable at the rate of $5,000 per month, commencing in July 2018, and the license is for a term of five years, with five successive five-year renewal terms. Pursuant to the written agreement, the Company also granted Star Light a non-exclusive, non-transferable license to sell certain licensed products bearing the Company's trademarks. Starlight will purchase the licensed products from the Company or its affiliates at cost plus 25%. Robert M. Gans, the Company's President, Chief Executive Officer and a director, is the majority owner (92.165%) of Star Light Events LLC and Howard Rosenbluth, the Company's Secretary, Treasurer and a Director, owns 1%. Starlight owes the Company a royalty receivable of $0 and $0 as of December 31, 2020 and December 31, 2019, respectively. The Company recorded revenue of $0 and $0 as of December 31, 2020 and December 31, 2019, respectively.

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

The past due amounts under the Royalty Settlement Agreements aggregated $382,259 (the “Aggregate Royalty Amount”) as of December 1, 2018. As of such date, the Company, the Licensees, Metropolitan and Robert M. Gans entered into a Settlement and Offset Agreement (the “Offset Agreement”) pursuant to which the Aggregate Royalty Amount was offset against the Voronina Amount, thereby reducing the amount owed by the Company to Metropolitan to $408,546 (the “Net Voronina Amount”). The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000, and a final installment of $1,370, with the initial installment due and payable on January 1, 2022 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees. The Company owed $359,692 and $345,611 as of December 31, 2020 and December 31, 2019, respectively. The Company incurred interest expense of $14,081 and $15,141 as of December 31, 2020 and December 31, 2019, respectively.

The total amounts due to the various related parties as of December 31, 2020 and December 31, 2019 was $464,692 and $383,111 respectively and the total amounts due to the Company from the various related parties as of December 31, 2020 and December 31, 2019 was $0 and $0 respectively.

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

The Company has net operating loss carryforwards of approximately $7,087,000 which expire in the years 2021 through 2040 Management has determined that it is more likely than not that the net operating loss carryforward will not be fully utilized therefore a full valuation allowance has been provided. The Company’s net operating loss carryforwards have been limited, pursuant to the Internal Revenue Code Section 382, as to the utilization of such net operating loss carryforwards due to changes in ownership of the Company over the years. We have determined the Company has lost cumulatively $1,413,000 of deferred tax assets attributed to net operating loss carryforwards due to the change in ownership in 2008. The remaining $215,000 of deferred tax assets can only be utilized up to $21,500 per year (relating to the IRC382, limitation) through 2028.

	2020	2019
Deferred tax assets:
Net operating loss carryforward	$543,000	$505,000
Revenue recognition	0	66,000
Less valuation allowance	(543,000)	(571,000)
Net deferred tax asset	$-	$-

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 21% and 21% for the years ended December 31, 2020 and 2019, respectively as a result of the following:

	2020	2019
Tax (benefit) at statutory rate	$(30,000)	$1,500
State and local taxes, net of federal benefit	(15,000)	500
Permanent differences	-	-
Change in valuation allowance	45,000	(2,000)
Tax due	$0	$0

Federal and State/Local tax years remain open by statute, generally three years. There are no open Statutory Federal or State/Local audits at December 31, 2020.

Note 6. Licensees

The Company has 10 license agreements which were obtained between 2003 and 2020.

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

IMO’s members are the Company's majority shareholder, Robert M. Gans (72%), and Secretary and Director, Howard Rosenbluth (2%) hence making IMO a related party. The building occupied by IMO is owned by Westside Realty of New York Inc., of which the majority owner is Robert M. Gans (80%). The club accounted for 0% and 0% of the Company's royalty revenues for the years ended December 31, 2020 and 2019, respectively. Mr. Gans is also the majority owner (80%) of Swan, which accounted for 0% and 0% of the Company royalty revenues for the years ended December 31, 2020 and 2019, respectively. Mr. Gans is also the majority owner (92.165%) of Starlight, which accounted for 0% and 0% of the Company's royalty revenues for the years ended December 31, 2020 and 2019, respectively.

Note 7. Contract Liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2020 is comprised of professional fees of $100,000, legal fees of $8,749, insurance of $24,234, filing fees of $17,472 marketing fees and expenses of $15,320 and miscellaneous accruals and payables of $2,871. Accounts payable and accrued expenses as of December 31, 2019 is comprised of professional fees of $62,547, accrued payroll and taxes of $139, legal fees of $96,633, insurance of $3,679, filing fees of $15,421 marketing fees and expenses of $5,000 and miscellaneous accruals and payables of $725.

Note 9. Commitments and Contingencies

The Company records $7,500 a month as rent, overhead, and services due to Metropolitan Lumber Hardware Building Supplies, Inc. for services rendered by the management of the Company. Mr. Gans is the sole owner of Metropolitan Lumber Hardware Building Supplies, Inc. The Company incurred management service expenses of $90,000 and $90,000 as December 31, 2020 and December 31, 2019, respectively.

The Company currently leases office space from the Westside Realty of New York which is owned and operated by Robert Gans the Company's majority shareholder, for $2,500 a month. The Company incurred rent expense of $30,000 and $30,000 as December 31, 2020 and December 31, 2019, respectively.

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

On October 10, 2018, the Company, filed an action against SCMD, LLC, in the Supreme Court of the State of New York, County of New York. Defendant utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Baltimore, Maryland and paid royalty fees to the Company up through and including July of 2017 but did not abandon its use of the Scores name and trademarks until September of 2018. In this action, the Company sought damages for breach of contract in the amount of $160,000. On December 5, 2018, the case was removed to the United States District Court for the Southern District of New York. On February 19, 2019, an Amended Complaint was filed. On March 8, 2019, Defendant’s counsel requested permission from the Court to submit a motion to dismiss the Company’s amended complaint. The Court finally granted Defendant’s request on November 6, 2019 and gave a briefing schedule. Defendant’s motion to dismiss was denied on August 14, 2020. In September of 2020, the parties settled this matter for $50,000, of which $5,000 remains due and outstanding. SCMD, LLC has since been dissolved. We are still trying to collect the remaining $5,000 that is due to the Company, but we are not confident that we will be successful given that SCMD, LLC has been dissolved. As a result, we have ceased all attempt to collect and have closed our file.

On September 14, 2018, the Company and its subsidiary Scores Licensing Corp. (“SLC”), filed an action against New 4125, LLC and Mike Taraska in the Supreme Court of the State of New York, County of New York. Defendants utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Phoenix, Arizona. In this action, the Company sought damages for breach of contract in the amount of $47,500. Defendants filed an Answer to the Complaint but it was not submitted by an attorney notwithstanding the fact that corporations must be represented by counsel. A motion to vacate the Answer based on the fact that the corporate defendant is not represented by counsel is pending. We are currently pursuing both the corporation and the individual defendant.

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

Charles G. Westlund personally guaranteed The Cheetah Club’s obligations under the license agreement. The Cheetah Club has since breached the license agreement by refusing to pay licensing fees. Notices to Cure were sent to both the Cheetah Club and Mr. Westlund, which were ignored. The license has since been terminated and they have been ordered to cease and desist all use of the Scores’ brand, but Scores Alabama continues to use the Scores brand without paying for the right to do so. As a result, we are in the process of commencing action against both The Cheetah Club and Mr. Westlund.

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

The Court denied the motion to dismiss, and Scores Holding and Scores Licensing have filed Amended answers and Affirmative Defenses denying all allegations of the complaints against them asserting legal defenses to liability. The case is now in the deposition stages of discovery. Discovery deadline is October 14, 2022, except for expert disclosures, which are to be completed by December 27, 2022. The Deadline for dispositive motions is February 11, 2023. Deadline for a CME of Plaintiff is February 12, 2023. The deadline for completion of expert discovery is March 15, 2023. The mediation deadline is April 14, 2023. The trial is set for July 24, 2023, with pretrial conference set for July 18, 2023.

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

On October 6, 2022 to avoid expense, inconvenience, and uncertainty of further litigation, the Company has agreed to settle this matter for $10,000. Greene will receive the settlement sum in two payments of $5,000 each. The first settlement payment will be made upon execution of the settlement agreement and the second payment will be due thirty days after the first payment.

On April 17, 2021, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District, the Plaintiff claims that, while she worked at a gentlemen’s club located in New York, New York and commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied, and Plaintiff was recently granted permission to file and serve an Amended Complaint. Accordingly on February 4, 2022 a First Amendment Complaint was filed. On March 4, 2022  an Answer to the First Amendment Complaint was filed On March 18, 2022 the Defendants filed A First Demand for Interrogatories Upon the Defendant. We have made demands for discovery from the Plaintiff and motioned for summary judgement seeking dismissal of all claims, which is pending. The likelihood of success on the merits is negligible because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment during the period October 23, 2009 until September 18, 2019. Towards that end, a motion for summary judgment was fully submitted on behalf of the Company on June 24, 2022. We await the Court’s decision. In the meantime, discovery is ongoing.

As of the date of this report, there are no other material legal proceedings pending to which we or any of our property are subject, nor to our knowledge are any such proceedings threatened.

Note 10. Subsequent Events

Please see Note 9 for events concerning legal matters.

On January 21, 2022 the Company and “Scores Chicago” entered into a Settlement Agreement and Amendment to the Licensing Agreement agreeing to a one-time payment to settle arrears resulting from the Covid 19 pandemic and to change the monthly licensing fee to a flat rate. All other terms of the original agreement were to remain in effect.

On March 23, 2022 the Company and “Scores Las Vegas” entered into a First Amendment to the Scores Trademark Sublicense Agreement agreeing to a one-time payment to settle arrears resulting from the Covid 19 pandemic and to make a one-time payment for granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant for a period of twenty-five years. All other terms of the original agreement were to remain in effect.

Effective January 1, 2021, Metropolitan Lumber Hardware and Building Supplies, Inc.(”Metropolitan”) the located at 617 11th Avenue, New York, N.Y. became the new lessor of our 500 square feet office occupancy at that location. The monthly rent, which includes overhead cost will remain at $2,500. Robert M. Gans, the Company’s President, Chief Executive Officer, is the sole owner (100%) of Metropolitan.

Management evaluated subsequent events through the date of this filing and determined that no additional events have occurred that would require adjustment to or disclosure in the consolidated financial statements.