Form 10-Q
period 2021-03-31
SCORES HOLDING CO INC
filed 2023-04-19
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 10, 2023 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I –FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,483	$21,143
Trade receivables, net of allowance of $0 and $0, respectively	66,197	41,597
Prepaid expenses	17,621	37,241

Total Current Assets	108,301	99,981

TOTAL ASSETS	$108,301	$99,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$173,169	$168,646
Accrued expenses, related party	7,500	7,500
Related party payable	120,000	97,500

Total Current Liabilities	300,669	273,646

Related party loan payable - long term	363,300	359,692
Contract Liabilities	250,000	235,000

TOTAL LIABILITIES	913,969	868,338

Commitments and Contingencies (Note 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(7,028,971)	(6,991,660)

Total Stockholders’ Deficit	(805,668)	(768,357)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$108,301	$99,981

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

REVENUES

Royalty Revenue	$59,000	$143,642

Total Revenue	59,000	143,642

OPERATING EXPENSES

General and Administrative Expenses	92,353	111,462

INCOME/(LOSS) FROM OPERATIONS	(33,353)	32,180

OTHER EXPENSE

Interest Expense, net	(3,958)	(3,744)

TOTAL OTHER EXPENSE	(3,958)	(3,744)

NET INCOME/(LOSS) BEFORE INCOME TAXES	(37,311)	28,436

INCOME TAXES	—	—

NET INCOME/(LOSS)	$(37,311)	$28,436

NET INCOME/(LOSS) PER SHARE-Basic and Diluted	$(0.000)	$0.000

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(37,311)	$28,436

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Recovery of bad debts	—	(13,750)

Changes in operating assets and liabilities:
Trade receivable	(24,600)	(2,642)
Prepaid expenses	19,620	5,369
Accounts payable and accrued expenses	4,523	(19,768)
Accrued interest, related party	3,608	3,467
Contract liabilities	15,000	28,000
Related party payables	22,500
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,340	29,112

CASH FLOW FROM INVESTING ACTIVITES:	—	—

CASH FLOW FROM FINANCING ACTIVITIES:
Payments to related party	—	(22,500)

NET CASH USED IN FINANCING ACTIVITIES	—	(22,500)

NET INCREASE IN CASH	3,340	6,612
Cash and cash equivalents - beginning of period	21,143	9,331
Cash and cash equivalents - end of period	$24,483	$15,943

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$349	$277
Cash paid for income taxes	$—	$—

Supplemental disclosure of cash flows from noncash investing and financing activities	$—	$—

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2019	165,186,144	$165,186	$6,058,117	$(6,899,995)	$(676,692)

Net Income				28,436	28,436

Balance as of March 31, 2020	165,186,144	$165,186	$6,058,117	$(6,871,559)	$(648,256)

Balance as of December 31, 2020	165,186,144	$165,186	$6,058,117	$(6,991,660)	$(768,357)

Net Loss				(37,311)	(37,311)

Balance as of March 31, 2021	165,186,144	$165,186	$6,058,117	$(7,028,971)	$(805,668)

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.Organization

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

The Company’s condensed consolidated financial statements include the Company’s accounts, as well as those of its wholly-owned subsidiary. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on the reported results. The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2021.

Note 2.Summary of Significant Accounting Principles

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

Although there are fewer licensees and some of the licensing fees have been re-negotiated management believes the worst of the effects the Covid 19 pandemic are over. The lifting of many, if not all, gathering restrictions imposed by local government has vastly improved the appeal of adult entertainment-oriented establishments. Consequently, the Company has seen a recent increase in the number of such establishments interested in utilizing the SCORES brand trademarks.

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Going Concern

As of March 31, 2021, the Company had an accumulated deficit totaling $7,028,971 and working capital deficit of $192,368. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Revenue Recognition

Under ASC 606, revenue from the initiation fees are recognizable at a point in time (first month of the contract) and royalty revenues are recognized over time for those contracts with probable collections.

The Company’s license fee revenue is generated from royalties earned through intellectual property licensing agreements which permit the licensee to use the recognition and status of the Scores brand in order to promote their businesses. Under ASC 606, revenue is recognized throughout the life of the executed licensing agreement. The Company measures revenue based on consideration specified in a contract with a customer. Furthermore, the Company recognizes revenue when it satisfies a performance obligation by transferring control over the service to its customer.

A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The Company’s customers typically receive the benefit of its services as they are performed. Substantially all customer contracts provide that the Company is compensated for services performed to date. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Nature of goods and services

The following is a description of the Company’s products and services from which it generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

i. Licensing Revenue

Licensing fees represent the fees the Company receives from the licensing of the Company’s Scores trademark. The terms of the royalties earned under these license agreements vary from a flat monthly fee to a percentage of the revenues of the licensee on a monthly basis. The licensing rights are transferred to the Company’s customers over time, and the Company recognizes licensing revenue over time because the customer will simultaneously receive and consume the benefit from the license as the performance occurs.

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

With regards to March 31, 2021, concentrations of sales from two licensees range from 41% to 59%, totaling 100%. There is one receivable from a licensee totaling 100%. There are no sales from licensees that are considered related parties. There are no receivables from these licensees that are considered related parties.

With regards to March 31, 2020, concentrations of sales from four licensees range from 11% to 43%, totaling 99%. There is one receivable from a licensee totaling 100%. There are no sales from licensees that are considered related parties. There are no receivables from these licensees that are considered related parties.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company items and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At March 31, 2021 and December 31, 2020, the uninsured balance amounted to $-0- and $-0-, respectively.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of March 31, 2021, there are no outstanding stock equivalents. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2021 and 2020, respectively, is the same for purposes of computing both basic and diluted net income per share for such periods.

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

Recently Issued Accounting Standards Update

Credit loss

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

Note 3.Disaggregation of Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended
	March 31,
	2021		2020
Major products/service lines
Licensing fees - royalty revenue		$59,000	$143,642

Total Revenue		$59,000	$143,642

Timing of revenue recognition
Products transferred at a point in time	$		$—
Products and services transferred over time		59,000	143,642
		$59,000	$143,642

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract balances

The following table provides information about liabilities from contracts with customers:

	March 31,	December 31,
	2021	2020
Liabilities
Contract liabilities	$250,000	$235,000

	March 31,	December 31,
Contract liabilities	2021	2020
Opening	$235,000	$180,200

Additions	15,000	79,000
Transfer to revenue	—	(24,200)

Ending	$250,000	$235,000

Receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required.

The contract liabilities primarily relate to deferred revenue. Amounts billed in advance of performance obligations being satisfied are booked as deferred revenue.

Note 4.Related-Party Transactions

Transactions with Common ownership affiliates:

On January 24, 2006, the Company entered into a licensing agreement with AYA International, Inc. (“AYA”) granting AYA the right to use the Company’s trademarks in connection with its online video chat website, “Scoreslive.com.” The agreement with AYA provides for royalty payments to be made directly to the Company at the rate of 4.99% of weekly gross revenues from all revenue sources within the AYA website. On December 21, 2009, AYA transferred all of its rights in Scoreslive.com and in its licensing agreement with the Company to Swan Media Group, Inc. (“Swan”), a newly formed New York corporation whose majority owner (80%) is Robert M. Gans, who is also the majority shareholder and chief executive officer of the Company. The Company is owed $0 and $0 in unpaid royalties and expenses as of March 31, 2021 and December 31, 2020, respectively.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of March 31, 2021 and December 31, 2020, respectively.

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

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company leases office space directly from Westside Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. This lease was terminated on December 31, 2020. The Company incurred rent expense of $-0- and $7,500 for the periods ending March 31, 2021 and December 31, 2020, respectively. The Company owed WSR $30,000 and $30,000 in unpaid rents as of March 31, 2021 and December 31, 2020, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $22,500 for the periods ending March 31, 2021 and 2020. The Company owed $90,000 and $67,500 in unpaid management services as of March 31, 2021 and December 31, 2020, respectively.

The Company has accrued expenses of $7,500 due to Metropolitan. The Company owed $7,500 and $7,500 as of March 31, 2021 and December 31, 2020, respectively.

It should be noted as outlined below the results of two separate events and their subsequent settlement agreements were offset against one another resulting in a third settlement agreement.

First, effective February 28, 2017 (the “Effective Date”), the Company entered into separate Settlement Agreements (a “Royalty Settlement Agreement”) each with three licensees, IMO, Star Light and Swan (are sometimes referred to individually as a “Licensee” and collectively as the “Licensees”) controlled by Robert M. Gans, the Company’s President, Chief Executive Officer and a member of its Board of Directors. Pursuant to the Royalty Settlement Agreements, the Company forgave the repayment of a certain portion of unpaid, past-due royalties in return for the respective Licensees’ agreements to pay the remainder (the “Royalty Settlement Amount”) of the unpaid royalties, plus interest, to the Company. The Royalty Settlement Amount for each Licensee was represented by a promissory note.

IMO, Star Light and Swan owed the Company an aggregate of $255,406, $75,000, and $50,000 respectively in full settlement of unpaid royalties and other fees (the “Royalty Amount”). The settlement amounts were payable pursuant to promissory notes in monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year.

Robert M. Gans is a majority owner of the equity of each of the Licensees and guaranteed the payment of each Licensee’s obligations under each of the 3 Settlement Documents. The Licensees were not current with respect to their obligations under the Settlement Documents and the Company did not call upon Mr. Gans to honor his Guaranties.

Second, on April 3, 2016, 50 individuals purporting to be professional models and/or actresses collectively, (the “Plaintiffs”) filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans, collectively the (the “Defendants”) alleging that images of Plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants (the “Lawsuit”) and (the “Voronina Matter).

In July 2018, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) in the Voronina litigation, and on August 4, 2018, the Court entered an order dismissing the plaintiff’s claims against the Defendants with prejudice and settled the Plaintiffs claims in the Voronina matter for $1,310,000 (the “Voronina Settlement Agreement”). See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan, made loans to the Company in the

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. On December 1, 2018, the balance due Metropolitan inclusive of interest was $781,399.00.

Third, the past due amounts including principal and interest under the Royalty Settlement Agreements were $382,259 as of December 1, 2018. On this date the Company entered into an agreement (the “Settlement and Offset Agreement”) to offset the Royalty Amount owed to the Company against the Voronina Amount owed to Metropolitan, thereby reducing the amount owed by the Company to Metropolitan to $399,139 (the “Net Voronina Amount”) pursuant to the terms of a Settlement and Offset Agreement made by and among the Company, Star Light, Swan, Metropolitan and Robert M. Gans. The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000 and a final installment of $1,370, with the initial installment due and payable on February 1, 2022 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees. On March 28, 2022 the entire balance due of the Voronina Note in the amount of $373,068.40 was paid in full.

The total amounts due to the various related parties as of March 31, 2021 and December 31, 2020, was $490,800 and $464,692 respectively and the total amounts due to the Company from the various related parties as of March 31, 2021 and December 31, 2020, was $0 and $0, respectively.

Note 5.Licensees

The Company has ten license agreements which were obtained between 2003 and 2021.

See Note 7 for litigation relating to a few of the Company’s license agreements.

Note 6.Contract liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

Note 7.Commitments and Contingencies

The Company records $7,500 a month for services rendered by Metropolitan on behalf of the Company. The Company incurred management fees of $22,500 for the periods ending March 31, 2021 and 2020. Mr. Gans is the sole owner of Metropolitan.

The Company ceased leasing office space from the Westside Realty of New York which is owned and operated by Robert Gans, the Company’s majority shareholder, for $2,500 a month, effective January 1, 2021. The Company incurred rent expense of $-0- and $7,500 for the periods ending March 31, 2021 and 2020.

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

On September 14, 2018, the Company and its subsidiary SLC, filed an action against New 4125, LLC and Mike Taraska in the Supreme Court of the State of New York, County of New York. Defendants utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Phoenix, Arizona. In this action, the Company sought damages for breach of contract in the amount of $47,500. Defendants filed an Answer to the Complaint but it was not submitted by an attorney notwithstanding the fact that corporations must be represented by counsel. A motion to vacate the Answer based on the fact that the corporate defendant is not represented by counsel is pending. We are currently pursuing both the corporation and the individual defendant.

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and desist letter was sent. The Company finally entered into a license agreement as of March 5, 2020 with Cheetah Club, LLC for a club located in Huntsville, Alabama. They agreed to pay the arrears and then cease using the Scores brand by March 31, 2023. They have done neither and we are in the process of moving for a default judgment in Federal Court.

It should be noted as outlined below the results of two separate events and their subsequent settlement agreements were offset against one another resulting in a third settlement agreement.

First, effective February 28, 2017 (the “Effective Date”), the Company entered into separate Settlement Agreements (a “Royalty Settlement Agreement”) each with three licensees, IMO, Star Light and Swan (are sometimes referred to individually as a “Licensee” and collectively as the “Licensees”) controlled by Robert M. Gans, the Company’s President, Chief Executive Officer and a member of its Board of Directors. Pursuant to the Royalty Settlement Agreements, the Company forgave the repayment of a certain portion of unpaid, past-due royalties in return for the respective Licensees’ agreements to pay the remainder (the “Royalty Settlement Amount”) of the unpaid royalties, plus interest, to the Company. The Royalty Settlement Amount for each Licensee was represented by a promissory note.

IMO, Star Light and Swan owed the Company an aggregate of $255,406, $75,000, and $50,000 respectively in full settlement of unpaid royalties and other fees (the “Royalty Amount”). The settlement amounts were payable pursuant to promissory notes in monthly installments commencing March 1, 2017, and bears simple interest at the rate of 4% per year.

Robert M. Gans is a majority owner of the equity of each of the Licensees and guaranteed the payment of each Licensee’s obligations under each of the 3 Settlement Documents. The Licensees were not current with respect to their obligations under the Settlement Documents and the Company did not call upon Mr. Gans to honor his Guaranties.

Second, on April 3, 2016, 50 individuals purporting to be professional models and/or actresses collectively, (the “Plaintiffs”) filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans, collectively the (the “Defendants”) alleging that images of Plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants (the “Lawsuit”) and (the “Voronina Matter).

In July 2018, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) in the Voronina litigation, and on August 4, 2018, the Court entered an order dismissing the plaintiff’s claims against the Defendants with prejudice and settled the Plaintiffs claims in the Voronina matter for $1,310,000 (the “Voronina Settlement Agreement”). See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. On December 1, 2018, the balance due Metropolitan inclusive of interest was $781,399.00.

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Third, the past due amounts including principal and interest under the Royalty Settlement Agreements were $382,259 as of December 1, 2018. On this date the Company entered into an agreement (the “Settlement and Offset Agreement”) to offset the Royalty Amount owed to the Company against the Voronina Amount owed to Metropolitan, thereby reducing the amount owed by the Company to Metropolitan to $399,139 (the “Net Voronina Amount”) pursuant to the terms of a Settlement and Offset Agreement made by and among the Company, Star Light, Swan, Metropolitan and Robert M. Gans. The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000 and a final installment of $1,370, with the initial installment due and payable on February 1, 2022 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees. On March 28, 2022 the entire balance due of the Voronina Note in the amount of $373,068.40 was paid in full.

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

There are no other material legal proceedings pending to which the Company or any of its property is subject, nor to the Company’s knowledge are any such proceedings threatened.

Note 8.SUBSEQUENT EVENTS

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

On March 28, 2022, the Company paid Metropolitan $373,068.40, the balance due on the Settlement and Offset Agreement.

Please see Note 7 for events concerning legal matters.

Management evaluated subsequent events through the date of this filing and determined that no additional events have occurred that would require adjustment to or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Although there are fewer licensees and some of the licensing fees have been re-negotiated management believes the worst of the effects the Covid 19 pandemic are over. The lifting of many, if not all, gathering restrictions imposed by local government has vastly improved the appeal of adult entertainment-oriented establishments. Consequently, the Company has seen a recent increase in the number of such establishments interested in utilizing the SCORES brand trademarks.

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.

Results of Operations

Three Months Ended March 31, 2021 (“the 2021 three-month period”) Compared to Three Months Ended March 31, 2020 (“the 2020 three-month period”).

Revenues:

Revenues decreased to $59,000 for the 2021 three-month period from $143,642 for the 2020 three-month period. Revenues decreased due to COVID causing shutdowns.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expense decreased to $(3,958) for the 2021 three-month period from $(3,744) from the 2020 three-month period. Total other expense for the 2021 three month-period and 2020 three month-period included interest expense of $3,958 and $3,744, respectively.

General and Administrative Expenses:

General and administrative expenses decreased during the 2021 and 2020 three-month period to $92,353 from $111,462, respectively. Virtually all the decrease in operating expenses can be attributed to the decrease in salary expense and other expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $21,673 for 2021 and $13,140 for 2020.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income (Loss):

Our net loss ($37,311) or ($0.00) per share for the 2021 three-month period as compared to our net income was $28,436 or $0.00 per share for the 2020 three-month period. This increase in our net loss was primarily due COVID.

Net income(loss) per share data for both the 2021 three-month period and the 2020 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At March 31, 2021, we had $24,483 in cash and cash equivalents compared to $21,143 in cash and cash equivalents at December 31, 2020.

Operating Activities:

Net cash provided by operating activities for the 2021 three-month period was $3,340 and net cash provided by operating activities for the 2020 three-month period was $29,112. The decrease in cash provided by operating activities is related to COVID related closures.

As of March 31, 2021 and December 31, 2020, we owed $30,000 and $30,000, respectively in rent to our Westside Realty affiliate. As of March 31, 2021 and December 31, 2020, we owed to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate $90,000 and $67,500 respectively for management fees and $363,300 and $359,692, respectively for a loan advanced to the Company to assist in paying litigation costs.

Financing Activities:

Net cash provided by financing activities for the 2021 three-month period was $0 and net cash used in financing activities for the 2020 three-month period was $22,500.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of March 31, 2021, we had an accumulated deficit of $(7,028,971). As of March 31, 2021, we had total current assets of $108,301 and total current liabilities of $300,669 or working capital deficit of $192,368. As of December 31, 2020, we had total current assets of $99,981 and total current liabilities of $273,646 or working capital deficit of $173,665. The increase in the amount of working capital deficit has been primarily attributable to the increase in payables.

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

Statement of Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company’s shareholders. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies that are difficult to predict. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-

looking statements attributable to the Company or any person acting on behalf of the Company are qualified by the cautionary statements in this section. Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

The forward-looking statements contained in this report include, but are not limited to, statements regarding (1) the Company’s ability to finance its future working capital.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Impact of inflation and seasonality

We do not anticipate any changes due to inflation and/or seasonality.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

(a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of March 31, 2021, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of March 31, 2021 because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies as of March 31, 2021, and subsequent reports should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three-month period ended March 31, 2021.

Management’s Remediation Plan

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

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

On September 14, 2018, the Company and its subsidiary SLC, filed an action against New 4125, LLC and Mike Taraska in the Supreme Court of the State of New York, County of New York. Defendants utilized the “Scores” name and trademark in connection with its ownership and operation of an adult entertainment club located in Phoenix, Arizona. In this action, the Company sought damages for breach of contract in the amount of $47,500. Defendants filed an Answer to the Complaint but it was not submitted by an attorney notwithstanding the fact that corporations must be represented by counsel. A motion to vacate the Answer based on the fact that the corporate defendant is not represented by counsel is pending. We are currently pursuing both the corporation and the individual defendant.

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and desist letter was sent. The Company finally entered into a license agreement as of March 5, 2020 with Cheetah Club, LLC for a club located in Huntsville, Alabama. They agreed to pay the arrears and then cease using the Scores brand by March 31, 2023. They have done neither and we are in the process of moving for a default judgment in Federal Court.

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

There are no other material legal proceedings pending to which the Company or any of its property is subject, nor to the Company’s knowledge are any such proceedings threatened.

ITEM 1A.RISK FACTORS.

Not applicable.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

Exhibit No.	Description
31.1	*Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	*Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	±Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2	±Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	*XBRL Instance Document
101.SCH	*XBRL Taxonomy Schema Document
101.CAL	*XBRL Taxonomy Calculation Linkbase Document
101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

±Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCORES HOLDING COMPANY, INC.

Date: April 19, 2023	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 19, 2023	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)