Form 10-Q
period 2021-06-30
SCORES HOLDING CO INC
filed 2023-05-19
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 19, 2023 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I –FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,192	$21,143
Trade receivables, net of allowance of $0 and $0, respectively	80,399	41,597
Prepaid expenses	92,837	37,241

Total Current Assets	188,428	99,981

TOTAL ASSETS	$188,428	$99,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$257,538	$168,646
Accrued expenses, related party	7,500	7,500
Related party loan payable	366,946	—
Related party payable	142,500	97,500

Total Current Liabilities	774,484	273,646

Related party loan payable - long term	—	359,692
Contract Liabilities	262,500	235,000

TOTAL LIABILITIES	1,036,984	868,338

Commitments and Contingencies (Note 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(7,071,859)	(6,991,660)

Total Stockholders’ Deficit	(848,556)	(768,357)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$188,428	$99,981

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES

Royalty Revenue	$61,001	$9,000	$120,001	$152,642

Total Revenue	61,001	9,000	120,001	152,642

OPERATING EXPENSES

General and Administrative Expenses	99,887	64,849	192,240	176,311

LOSS FROM OPERATIONS	(38,886)	(55,849)	(72,239)	(23,669)

OTHER EXPENSE

Interest Expense, net	(4,002)	(3,816)	(7,960)	(7,560)

TOTAL OTHER EXPENSE	(4,002)	(3,816)	(7,960)	(7,560)

NET LOSS BEFORE INCOME TAXES	(42,888)	(59,665)	(80,199)	(31,229)

INCOME TAXES	—	—	—	—

NET LOSS	$(42,888)	$(59,665)	$(80,199)	$(31,229)

NET LOSS PER SHARE-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(80,199)	$(31,229)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Recovery of bad debts	—	(13,750)

Changes in operating assets and liabilities:
Trade receivable	(38,802)	(11,642)
Prepaid expenses	(55,596)	(72,182)
Accounts payable and accrued expenses	88,892	78,893
Accrued expenses, related party	45,000	30,000
Accrued interest, related party	7,254	6,970
Contract liabilities	27,500	28,000
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(5,951)	15,060

CASH FLOW FROM INVESTING ACTIVITES:	—	—

CASH FLOW FROM FINANCING ACTIVITIES:
Payments to related party	—	(22,500)

NET CASH USED IN FINANCING ACTIVITIES	—	(22,500)

NET DECREASE IN CASH	(5,951)	(7,440)
Cash and cash equivalents - beginning of period	21,143	9,331
Cash and cash equivalents - end of period	$15,192	$1,891

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$707	$589
Cash paid for income taxes	$350	$—

Supplemental disclosure of cash flows from noncash investing and financing activities	$—	$—

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2019	165,186,144	$165,186	$6,058,117	$(6,899,995)	$(676,692)

Net Income				28,436	28,436

Balance as of March 31, 2020	165,186,144	$165,186	$6,058,117	$(6,871,559)	$(648,256)

Net Loss				(59,665)	(59,665)

Balance as of June 30, 2020	165,186,144	$165,186	$6,058,117	$(6,931,224)	$(707,921)

Balance as of December 31, 2020	165,186,144	$165,186	$6,058,117	$(6,991,660)	$(768,357)

Net Loss				(37,311)	(37,311)

Balance as of March 31, 2021	165,186,144	$165,186	$6,058,117	$(7,028,971)	$(805,668)

Net Loss				(42,888)	(42,888)

Balance as of June 30, 2021	165,186,144	$165,186	$6,058,117	$(7,071,859)	$(848,556)

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2021.

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

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Going Concern

As of June 30, 2021, the Company had an accumulated deficit totaling $7,071,859 and working capital deficit of $586,056. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

With regards to June 30, 2021, concentrations of sales from two licensees range from 40% to 58%, totaling 98%. There is one receivable from a licensee totaling 100%. There are no sales from licensees that are considered related parties. There are no receivables from these licensees that are considered related parties.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At June 30, 2021 and December 31, 2020, the uninsured balance amounted to $-0- and $-0-, respectively.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of June 30, 2021, there are no outstanding stock equivalents. Accordingly, the weighted average number of common shares outstanding for the periods ended June 30, 2021 and 2020, respectively, is the same for purposes of computing both basic and diluted net income per share for such periods.

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

Note 3.Disaggregation of Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Major products/service lines
Licensing fees - royalty revenue	$61,001	$9,000	$120,001	$152,642

Total Revenue	$61,001	$9,000	$120,001	$152,642

Timing of revenue recognition
Products transferred at a point in time	$—	$—	$—	$—
Products and services transferred over time	61,001	9,000	120,001	152,642
	$61,001	$9,000	$120,001	$152,642

Contract balances

The following table provides information about liabilities from contracts with customers:

	June 30,	December 31,
	2021	2020
Liabilities
Contract liabilities	$262,500	$235,000

	June 30,	December 31,
Contract liabilities	2021	2020
Opening	$235,000	$180,200

Additions	27,500	79,000
Transfer to revenue	—	24,200

Ending	$262,500	$235,000

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

Note 4.Related-Party Transactions

Transactions with Common ownership affiliates:

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of June 30, 2021 and December 31, 2020, respectively.

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

The Company leases office space directly from Westside Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. This lease was terminated on December 31, 2020. The Company incurred rent expense of $-0- and $15,000 for the periods ending June 30, 2021 and 2020, respectively. The Company owed WSR $30,000 and $30,000 in unpaid rents as of June 30, 2021 and December 31, 2020, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $45,000 for the periods ending June 30, 2021 and 2020. The Company owed $112,500 and $67,500 in unpaid management services as of June 30, 2021 and December 31, 2020, respectively.

The Company has accrued expenses of $7,500 due to Metropolitan. The Company owed $7,500 and $7,500 as of June 30, 2021 and December 31, 2020, respectively.

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

The total amounts due to the various related parties as of June 30, 2021 and December 31, 2020, was $516,946 and $464,692 respectively and the total amounts due to the Company from the various related parties as of June 30, 2021 and December 31, 2020, was $0 and $0, respectively.

Note 5.Licensees

The Company has seven license agreements which were obtained between 2003 and 2021.

See Note 7 for litigation relating to a few of the Company’s license agreements.

Note 6.Contract liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

Note 7.Commitments and Contingencies

The Company records $7,500 a month for services rendered by Metropolitan on behalf of the Company. The Company incurred management fees of $45,000 for the periods ending June 30, 2021 and 2020. Mr. Gans is the sole owner of Metropolitan.

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company ceased leasing office space on December 31.2020 from the Westside Realty of New York which is owned and operated by Robert Gans, the Company’s majority shareholder, for $2,500 a month, effective January 1, 2021. The Company incurred rent expense of $-0- and $15,000 for the periods ending June 30, 2021 and 2020.

On October 8, 2018, the Company was served with a Summons and Complaint in the action entitled Luisa Santos de Oliveira v. Scores Holding Company, Inc.; Club Azure, LLC; Robert Gans; Mark S. Yackow; Howard Rosenbluth, Docket No. 1:18-cv-06769-GBD, in the United States District Court of the Southern District The case was assigned to a Magistrate Judge.  There was a conference on March 2, 2021 and a Scheduling Order was entered. On March 26, 2021, a Stipulation of Discontinuance was so ordered by the Federal Court, discontinuing all claims against the Company, Robert Gans, Mark S. Yackow and Howard Rosenbluth. Pending Court approval on May 12, 2023, a Stipulation of Voluntary Dismissal Without Prejudice was signed discontinuing all claims against Club Azure LLC.

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

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and desist letter was sent. The Company finally entered into a license agreement as of March 5, 2020 with Cheetah Club, LLC for a club located in Huntsville, Alabama. They agreed to pay the arrears and then cease using the Scores brand by March 31, 2023. On April 11, 2023, the Company agreed to terminate the licensing agreement and settle this matter for $45,000,00.

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

On January 29, 2020, an individual referred to as Jane Doe, the Plaintiff, filed a civil suit in in the Circuit Court of the 13th Judicial Circuit, in the State of Florida, Hillsborough County, against the Company, its subsidiary, Scores Licensing Corp. (“SLC”), and several other defendants. Plaintiff’s Complaint details the somber circumstances surround the illegal actions of a non-party, who pled guilty to certain crimes against Plaintiff that were committed at a club known as Scores Tampa. Plaintiff now seeks to hold the Company and its subsidiary, among other defendants, liable in connection with the non-party’s illegal activity by asserting causes of action for negligence, vicarious liability and unjust enrichment. Initially, prior counsel moved to dismiss Plaintiff’s Complaint in lieu of filing Answers. A motion to dismiss was submitted because the Court lacks personal jurisdiction under Florida’s Long-Arm Statute and Due Process Requirements because neither the Company nor its subsidiary had minimum contacts with Florida; nor was there a benefited conferred upon them.

The Court denied the motion to dismiss. The Company and SLC then filed Amended Answers and Affirmative Defenses denying all allegations of the complaints against them. All paper discovery has been completed and depositions have been taken. The parties are attending a court ordered non-binding arbitration on May 30, 2023. The Company and SLC recently requested that Plaintiff set forth a demand to settle this matter prior to the non-binding arbitration. If the parties cannot reach a favorable settlement agreement, a trial is set for July 24, 2023, with a pretrial conference set for July 18, 2023.

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

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 17, 2021, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District of New York, the Plaintiff claims that, while she worked at an adult entertainment club located in New York, New York and commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied and Plaintiff was granted permission to file and serve an Amended Complaint. Accordingly, on February 4, 2022, a First Amendment Complaint was filed. On March 4, 2022, an Answer to the First Amendment Complaint was filed on behalf of the Company asserting, inter alia, that Plaintiff’s Amended Complaint should be dismissed in its’ entirety because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment.

After paper discovery was completed, a motion for summary judgment was fully submitted on behalf of the Company on June 24, 2022 seeking dismissal of all claims against the Company. Pending the Court’s decision, the parties conducted additional paper discovery and took depositions.

The Court finally rendered its’ decision on March 31, 2023. The Court denied the Company’s motion for summary judgment without prejudice because, when the motion was filed, the Plaintiff had not been afforded the opportunity to take any depositions.

On March 8, 2023, a conference was held in which Plaintiff was ordered to produce her tax returns and then file a letter by May 17, 2023 indicating whether she intends to serve any non-party subpoenas and whether the parties are willing to participate in a settlement conference with the Court in July. In the interim, the parties are attempting to settle this matter on their own. If the parties cannot reach a favorable settlement agreement, then another motion for summary judgment will be submitted on behalf of the Company. It is expected that the Company’s second motion for summary judgment will be granted given that both the documents and deposition testimony clearly show that the Company did not manage or otherwise control Plaintiff’s employment.

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

On March 28, 2022, the Company paid Metropolitan $373,068,40, the balance due on the Settlement and Offset Agreement.

On September 23, 2022, the Company and “Scores Sports Bar” entered into a First Amendment to Scores Sports Bar Service/Trademark License Agreement. Because of the impact the Covid 19 Pandemic had on the economy and the hospitality industry, certain benchmarks in the original licensing agreement became difficult to accomplish. Essentially the amendment extended the term of the original agreement, established a new timeframe for licensing fee payments and reduced the minimum number of new establishments to be opened to a more realistic amount given the economic effects of Covid 19.

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

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2021 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.

Results of Operations

Three Months Ended June 30, 2021 (“the 2021 three-month period”) Compared to Three Months Ended June 30, 2020 (“the 2020 three-month period”).

Revenues:

Revenues increased to $61,001 for the 2021 three-month period from $9,000 for the 2020 three-month period. Revenues decreased in 2020 due to COVID causing shutdowns.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expense increased to $(4,002) for the 2021 three-month period from $(3,816) from the 2020 three-month period. Total other expense for the 2021 three month-period and 2020 three month-period included interest expense of $4,002 and $3,816, respectively.

General and Administrative Expenses:

General and administrative expenses increased during the 2021 and 2020 three-month period to $99,887 from $64,849, respectively. Virtually all of the increase in operating expenses can be attributed to the reopening after the COVID shutdown. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $23,174 for 2021 and $5,773 for 2020.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Loss:

Our net loss ($42,888) or ($0.00) per share for the 2021 three-month period as compared to our net loss was ($59,665) or ($0.00) per share for the 2020 three-month period. This increase in our net loss was primarily due to COVID.

Net loss per share data for both the 2021 three-month period and the 2020 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Six Months Ended June 30, 2021 (“the 2021 six-month period”) Compared to Six Months Ended June 30, 2020 (“the 2020 six-month period”).

Revenues:

Revenues decreased to $120,001 for the 2021 six-month period from $152,642 for the 2020 six-month period. Revenues decreased due to COVID causing shutdowns.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expense increased to $(7,960) for the 2021 six-month period from $(7,560) from the 2020 six-month period. Total other expense for the 2021 six month-period and 2020 six month-period included interest expense of $7,960 and $7,560, respectively.

General and Administrative Expenses:

General and administrative expenses increased during the 2021 and 2020 six-month period to $192,240 from $176,311, respectively. Virtually all the increase in operating expenses can be attributed to the reopening after the COVID shutdown.  Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $44,850 for 2021 and $18,197 for 2020.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Loss:

Our net loss ($80,199) or ($0.00) per share for the 2021 six-month period as compared to our net loss was ($31,229) or ($0.00) per share for the 2020 six-month period. This increase in our net loss was primarily due to the reopening from COVID.

Net loss per share data for both the 2021 six-month period and the 2020 six-month period is based on net loss available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At June 30, 2021, we had $15,192 in cash and cash equivalents compared to $21,143 in cash and cash equivalents at December 31, 2020.

Operating Activities:

Net cash used in operating activities for the 2021 six-month period was $(5,951) and net cash provided by operating activities for the 2020 six-month period was $15,060. The decrease in cash provided by operating activities is related to COVID related closures.

As of June 30, 2021 and December 31, 2020, we owed $30,000 and $30,000, respectively in rent to our Westside Realty affiliate. As of June 30, 2021 and December 31, 2020, we owed to our Metropolitan Lumber Hardware and Building Supplies, Inc. affiliate $112,500 and $67,500 respectively for management fees and $366,946 and $359,692, respectively for a loan advanced to the Company to assist in paying litigation costs.

Financing Activities:

Net cash provided by financing activities for the 2021 six-month period was $0 and net cash used in financing activities for the 2020 six-month period was $22,500.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of June 30, 2021, we had an accumulated deficit of $(7,071,859). As of June 30, 2021, we had total current assets of $188,428 and total current liabilities of $774,484 or working capital deficit of $586,056. As of December 31, 2020, we had total current assets of $99,981 and total current liabilities of $273,646 or working capital deficit of $173,665. The increase in the amount of working capital deficit has been primarily attributable to the increase in payables.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

(a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of June 30, 2021, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies as of June 30, 2021, and subsequent reports should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the six-month period ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

On October 8, 2018, the Company was served with a Summons and Complaint in the action entitled Luisa Santos de Oliveira v. Scores Holding Company, Inc.; Club Azure, LLC; Robert Gans; Mark S. Yackow; Howard Rosenbluth, Docket No. 1:18-cv-06769-GBD, in the United States District Court of the Southern District.. The case was assigned to a Magistrate Judge. There was a conference on March 2, 2021 and a Scheduling Order was entered. On March 26, 2021, a Stipulation of Discontinuance was so ordered by the Federal Court, discontinuing all claims against the Company, Robert Gans, Mark S. Yackow and Howard Rosenbluth. Pending Court approval on May 12, 2023, a Stipulation of Voluntary Dismissal Without Prejudice was signed discontinuing all claims against Club Azure LLC.

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

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and desist letter was sent. The Company finally entered into a license agreement as of March 5, 2020 with Cheetah Club, LLC for a club located in Huntsville, Alabama. They agreed to pay the arrears and then cease using the Scores brand by March 31, 2023. On April 11, 2023, the Company agreed to terminate the licensing agreement and settle this matter for $45,000.00.

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

On January 29, 2020, an individual referred to as Jane Doe, the Plaintiff, filed a civil suit in in the Circuit Court of the 13th Judicial Circuit, in the State of Florida, Hillsborough County, against the Company, its subsidiary, Scores Licensing Corp. (“SLC”), and several other defendants. Plaintiff’s Complaint details the somber circumstances surround the illegal actions of a non-party, who pled guilty to certain crimes against Plaintiff that were committed at a club known as Scores Tampa. Plaintiff now seeks to hold the Company and its subsidiary, among other defendants, liable in connection with the non-party’s illegal activity by asserting causes of action for negligence, vicarious liability and unjust enrichment. Initially, prior counsel moved to dismiss Plaintiff’s Complaint in lieu of filing Answers. A motion to dismiss was submitted because the Court lacks personal jurisdiction under Florida’s Long-Arm Statute and Due Process

Requirements because neither the Company nor its subsidiary had minimum contacts with Florida; nor was their a benefited conferred upon them.

The Court denied the motion to dismiss. The Company and SLC then filed Amended Answers and Affirmative Defenses denying all allegations of the complaints against them. All paper discovery has been completed and depositions have been taken. The parties are attending a court ordered non-binding arbitration on May 30, 2023. The Company and SLC recently requested that Plaintiff set forth a demand to settle this matter prior to the non-binding arbitration. If the parties cannot reach a favorable settlement agreement, a trial is set for July 24, 2023, with a pretrial conference set for July 18, 2023.

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

On April 17, 2021, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District of New York, the Plaintiff claims that, while she worked at an adult entertainment club located in New York, New York and commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied and Plaintiff was granted permission to file and serve an Amended Complaint. Accordingly, on February 4, 2022, a First Amendment Complaint was filed. On March 4, 2022, an Answer to the First Amendment Complaint was filed on behalf of the Company asserting, inter alia, that Plaintiff’s Amended Complaint should be dismissed in its’ entirety because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment.

After paper discovery was completed, a motion for summary judgment was fully submitted on behalf of the Company on June 24, 2022 seeking dismissal of all claims against the Company. Pending the Court’s decision, the parties conducted additional paper discovery and took depositions.

The Court finally rendered its’ decision on March 31, 2023. The Court denied the Company’s motion for summary judgment without prejudice because, when the motion was filed, the Plaintiff had not been afforded the opportunity to take any depositions.

On March 8, 2023, a conference was held in which Plaintiff was ordered to produce her tax returns and then file a letter by May 17, 2023 indicating whether she intends to serve any non-party subpoenas and whether the parties are willing to participate in a settlement conference with the Court in July. In the interim, the parties are attempting to settle this matter on their own. If the parties cannot reach a favorable settlement agreement, then another motion for summary judgment will be submitted on behalf of the Company. It is expected that the Company’s second motion for summary judgment will be granted given that both the documents and deposition testimony clearly show that the Company did not manage or otherwise control Plaintiff’s employment.

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

SCORES HOLDING COMPANY, INC.

Date: May 19, 2023	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)