Form 10-K
period 2021-12-31
SCORES HOLDING CO INC
filed 2023-09-20
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:	000–16665

SCORES HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0426358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34-35 Steinway Street
Long Island City, NY	11101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 246–9090

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

On June 30, 2021 the last business day of the registrant’s most recently completed second fiscal quarter, 76,285,914 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $762,859.14, based on the last sale price of $.01 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of September 12, 2023, there were 165,186,144 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2021

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

PART I

ITEM 1. BUSINESS.

Overview

Scores Holding Company, Inc. was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of August 4, 2023 there are five such clubs operating under the Scores name, in Chicago, Illinois; Tampa, Florida; Mooresville, North Carolina; Palm Springs, Florida; and Las Vegas, Nevada.

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

On February 10, 2014, we (through our subsidiary Scores Licensing Corp, “SLC”) entered into a trademark license agreement with TWDDD, Inc., granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Mooresville, North Carolina. The license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. As discussed in our Notes to the Consolidated Financial Statements because of the tenuous nature of the gentlemen’s club industry in general and the resulting financial instability of this licensee in particular, the Company follows ASC 606 and only recognizes revenue when the collection of revenue is considered probable.

Effective August 31, 2015, we (through our subsidiary SLC.) entered into a trademark license agreement with Palm Springs Grill LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Palm Springs, Florida. The license is for a term of five years, with five successive five year renewal terms. See “Item 3. Legal Proceedings” for information regarding our legal proceeding against this licensee.

Effective December 2, 2016, we (through our subsidiary SLC.) entered into a trademark license agreement with Southern Highland Centerfolds Inc. granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Las Vegas, Nevada. The license is for a term of five years, with five successive five year renewal terms. On March 23, 2022 the “Company” and “Scores Las Vegas” entered into a First Amendment to the Scores Trademark Sublicense Agreement agreeing to a one-time payment to settle arrears resulting from the Covid 19 pandemic and to make a one-time payment for granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant for a period of twenty-five years. All other terms of the original agreement were to remain in effect.

On March 5, 2020, we (through our subsidiary SLC) entered into a trademark license agreement with Cheetah Club LLC, granting it an exclusive, non-transferable license for the use of certain Scores trademarks in its night club/restaurant in Huntsville, Alabama. The license is for a term of five years, with five successive five year renewal terms. Pursuant to the written agreement, SLC also granted the licensee a non-exclusive, non-transferable license to sell certain licensed products bearing our trademarks. See “Item 3. Legal Proceedings” for information regarding our legal proceeding against this licensee.

Recent Events

As a result of the COVID-19 virus, during the first quarter of 2020, state and local governments have required all but certain essential businesses to close, including all clubs operating under the Scores name. That said it should be noted all royalty paying licensees have reopened and are current. In addition, cash collections increased from $235,000 during 2020 to $249,000 and $858,000 during 2021 and 2022 respectively.

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

Employees

As of December 31, 2021, we had no employees. Accounting, legal and other supporting services are being provided pursuant to a Management Services Agreement with owed Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of July 1, 2008, West Side Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location. Since April 1, 2009, the monthly rent, which includes overhead cost, has been $2,500. Robert M. Gans, the Company’s President, Chief Executive Officer, and majority shareholder, is the majority owner (80%) of WSR. The Company ceased leasing office space on December 31, 2020. The Company incurred rent expense of $-0- and $30,000 for the years ending December 31, 2021 and 2020.

The Company owed WSR $30,000 and $30,000 in unpaid rents as of December 31, 2021 and December 31, 2020, respectively.

ITEM 3. LEGAL PROCEEDINGS.

On or about July 27, 2018, Plaintiff Luisa Santos de Oliveira filed a Complaint against the Company and various other Defendants (the “Complaint”) alleging violations of both the Fair Labor Standard Act, as amended, 29 U.S.C. § 201 et seq (“FLSA”) and New York Labor Laws (“NYLLs”). Plaintiff claimed that Defendants failed, inter alia, to pay her (1) statutory minimum wages; (2) overtime wages; and (3) spread of hours and wages. In addition, Plaintiff alleged that she never received any notices from Defendants that Defendants were taking a tip credit (i.e. reducing Plaintiff’s hourly pay in light of the fact that Plaintiff was receiving tips). Nor did she allegedly receive written notices of her hourly pay and overtime rates of pay or an accurate wage statement with each payment of wages. Finally, Plaintiff claimed that she was not reimbursed for equipment costs and that Defendants misappropriated tips she received from customers. On or about November 20, 2018, Defendants filed their Answer to the Complaint denying the aforementioned claims. On March 25, 2021, after paper discovery was completed, Plaintiff voluntarily dismissed her Complaint, with prejudice, against the Company, pursuant to the Federal Rules of Civil Procedure § 41(a)(1)(A)(ii).

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and desist letter was sent. The Company finally entered into a license agreement as of March 5, 2020 with Cheetah Club, LLC for a club located in Huntsville, Alabama. They agreed to pay the arrears and then cease using the Scores brand by March 31, 2023. On April 11, 2023, the Company agreed to terminate the licensing agreement and settle this matter for $45,000, which was paid on May 23, 2023.

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

In July 2018, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) in the Voronina litigation, and on August 4, 2018, the Court entered an order dismissing the plaintiff’s claims against the Defendants with prejudice and settled the

Plaintiffs claims in the Voronina matter for $1,310,000 (the “Voronina Settlement Agreement”). The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. On December 1, 2018, the balance due Metropolitan inclusive of interest was $781,399.

Third, the past due amounts including principal and interest under the Royalty Settlement Agreements were $382,259 as of December 1, 2018. On this date the Company entered into an agreement (the “Settlement and Offset Agreement”) to offset the Royalty Amount owed to the Company against the Voronina Amount owed to Metropolitan, thereby reducing the amount owed by the Company to Metropolitan to $399,139 (the “Net Voronina Amount”) pursuant to the terms of a Settlement and Offset Agreement made by and among the Company, Star Light, Swan, Metropolitan and Robert M. Gans. The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000 and a final installment of $1,370, with the initial installment due and payable on February 1, 2022 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees. On March 28, 2022 the entire balance due of the Voronina Note in the amount of $373,068 was paid in full.

In an action entitled Jane Doe v. Scores Holding Company, Inc., Scores Licensing Corp., Tampa Food and Hospitality Corp., d/b/a Scores Tampa, et al, filed in the Circuit Court of the 13th Judicial Circuit, Hillsborough County, in the State of Florida, the Plaintiff states causes of action for negligence, negligence per se, battery, unjust enrichment, and sexual abuse of a minor stemming from allegations that she was a victim of sex trafficking through the Scores adult entertainment club located in Tampa, Florida (“Scores Tampa”). A motion to dismiss for, inter alia, lack of personal jurisdiction was denied. The undersigned was then substituted in as counsel in July of 2020 for the Company and its’ subsidiary, SLC. After completing discovery, the parties participated in a court ordered mediation and non-binding arbitration. Because the parties were not able to settle this matter, they participated in an arbitration hearing wherein both the Company and SLC argued that the case should not continue against them because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores Tampa or employ, manage, or otherwise control Plaintiff’s employment. The arbitrator found in favor of the Company and its’ subsidiary SLC; but, because the arbitration was non-binding, the case was set for trial. On the eve of trial, Plaintiff’s counsel sought and received permission from the Court to amend Plaintiff’s Complaint. They also indicated that they were not continuing their claims against the Company or SLC. Plaintiff then filed an Amended Complaint on July 19, 2023 that did not include the Company or SLC as defendants. As such, this legal proceeding is no longer pending against the Company or SLC.

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

On October 6, 2022 to avoid expense, inconvenience, and uncertainty of further litigation, the Company has agreed to settle this matter for $10,000. Greene will receive the settlement sum in two payments of $5,000 each. The first settlement payment was made upon execution of the settlement agreement and the second payment will be due thirty days after the first payment.

Finally, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District of New York, the Plaintiff claims that, while she worked at a an adult entertainment establishment located in New York, New Yor, commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied, and Plaintiff was granted permission to file and serve an Amended Complaint. The likelihood of success on the merits is negligible because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment. Towards that end, a motion for summary judgment was fully submitted on behalf of the Company on June 24, 2022. Unfortunately, the Court denied the Company’s motion because Plaintiff had not been given the opportunity to depose any witnesses. All depositions have since been taken. The parties are very close to settling this matter for a nominal amount. If the case cannot be settled, then the Company will submit a second motion seeking summary judgment, which should be granted given that both the documents and deposition testimony clearly show that the Company did not manage or otherwise control Plaintiff’s employment.

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

On September 12, 2023, the closing price per share of our Common Stock as quoted on the OTC Pink was $.001 per share. During September 2020, the Company was delisted as result of the inability to timely file required annual and quarterly reports.

Holders

As of September 12, 2023, there were 578 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2021.

	Number of securities to		Number of securities
	be issued upon	Weighted-average	remaining available for
	exercise of outstanding	exercise price of	future issuance under equity
	options, warrants	outstanding options,	compensation plans (excluding
	and rights	warrants and rights	securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	$0	0
Total	0	$0	0

Quarter Ended	High Bid	Low Bid
March 31, 2020	$.000	$.000
June 30, 2020	$.000	$.000
September 30, 2020	$.000	$.000
December 31, 2020	$.000	$.000
March 31, 2021	$.000	$.000
June 30, 2021	$.000	$.000
September 30, 2021	$.000	$.000
December 31, 2021	$.000	$.000

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

Revenue Recognition

Under Accounting Standards Codification Topic 606 Revenue from Contracts with Customers, “ASC 606”, revenue from the initiation fees are recognizable at a point in time (first month of the contract) and royalty revenues are recognized over time for those contracts with probable collections.

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

Because inflation is most likely driving up the costs of acquiring goods and services the Company is looking for ways it can absorb or pass along those increased costs to its’ licensees.

In addition, inflation may result in renegotiating long-term contracts, such as leases or long-term licensing agreements, which in turn may have potential accounting implications. For example, depending on the terms, a modification to a licensing agreement may be necessary for the Company to continue to honor the agreement. All the licensing agreements have “good guy” termination provisions that allows a licensee upon proper and timely notification to terminate the licensing agreement and can be exercised as part of the renegotiating process.

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

Impact of COVID-19

As a result of the COVID-19 virus, during the first and second quarter of 2020, state and local governments have required all but certain essential businesses to close, including all eight clubs operating under the Scores name. The impact on such clubs’ revenue was material in 2020 and resulted in a significant decline in our royalty revenues.

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

That said it should be noted all royalty paying licensees have reopened and are current. In addition, cash collections increased from $235,000 during 2020 to $249,000 and $858,000 during 2021 and 2022 respectively.

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

Results of Operations

The following is a discussion of the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Revenues:

Revenues decreased to $241,001 for the year ended December 31, 2021 from $263,142 for the year ended December 31, 2020.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate. The foregoing decrease is a direct result of a decline in royalty revenues and COVID-19. Consequently, some licensees exercised their right under the force majeure provisions of the licensing agreement and were not obligated to pay licensee fees. Gradually as the COVID-19 restrictions eased licensees began to reopen at a renegotiated and lower licensee fee. As a result of the lingering effects of the COVID-19 virus we have continued to see a decrease in revenue.

Other Income/(Expense)

Total other expenses increased to $16,095 for the year ended December 31, 2021 from total other income of $32,447 for the year ended December 31, 2020. Total other expenses for the year ended December 31, 2021 was comprised of interest expense of $16,095. Total other income for the year ended December 31, 2020 was comprised of interest expense of $15,778 and other non-recurring income comprising of the reversal of prior year legal fees in the amount of $48,225.

General and Administrative Expenses:

General and administrative expenses for the years ended December 31, 2021 and 2020 were $371,928 and $387,254, respectively. Virtually all the decrease in operating expenses can be attributed to the decrease in salary expense and other expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $61,321 for 2021 and $25,918 for 2020.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Loss per share:

Our net loss was $147,022 or ($.00) per share for the year ended December 31, 2021 as compared to our net loss was $91,665 or ($.00) per share for the year ended December 31, 2020. The increase in net loss for the year ended December 31, 2021, was primarily due to the lingering effects of COVID-19.

Net loss per share data for both the years ended 2021 and 2020 is based on net loss available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At December 31, 2021, we had $33,353 in cash and cash equivalents compared to $21,143 in cash and cash equivalents at December 31, 2020.

Operating Activities:

Net cash provided by operating activities for the years ended 2021 and 2020 was $12,210 and $11,812, respectively. The slight increase in cash provided by operating activities is related to the increase in contract liabilities and increase in accrued expenses, directly related to COVID-19.

Financing Activities:

Net cash provided by financing activities for the years ended 2021 and 2020 year was $-0- and $-0-, respectively.

Investing Activities:

Net cash provided by investing activities for the years ended 2021 and 2020 year was $-0- and $-0-, respectively.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2021, we had an accumulated deficit of $7,138,682. As of December 31, 2021, we had total current assets of $211,404 and total current liabilities of $775,783 or negative working capital deficit of $564,379. As of December 31, 2020, we had an accumulated deficit of $6,991,660. As of December 31, 2020, we had total current assets of $99,981 and total current liabilities of $273,646 or negative working capital of $173,665. The increase in the amount of negative working capital deficit has been primarily attributable to the related party note payable becoming current.

We continued to collect licensing fees during 2020 to 2022 to fund current operations.

As of December 31, 2021, we owed $30,000 in rent to our Westside Realty affiliate and $157,500 to our Metropolitan affiliate. As of December 31, 2020, we owed $30,000 in rent to our Westside Realty affiliate and $67,500 to our Metropolitan affiliate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2021 and 2020 are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

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

Based on this evaluation, management concluded that, as of December 31, 2021 our internal controls over financial reporting were not effective for the following reasons:

●	We did not maintain effective controls to timely generate information for use in the financial reporting close process.
●	We did not maintain effective controls over the review of journal entries and account reconciliations to ensure that these entries and reconciliations were correct.

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

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2021.

Management’s Remediation Plan

In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of August 4, 2023, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve until the next annual meeting of the Board of Directors, until their successors are elected or appointed and qualified, or until their prior resignation or removal.

			Date of Election
Name	Positions Held	Age	or Appointment as Director
Robert M. Gans	President, Chief Executive Officer and Director	80	August 6, 2010
Martin Gans	Director	87	June 23, 2009
Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	77	April 21, 2009
Stephen J. Sabbeth	Director of Acquisitions and Licensing – Resigned effective August 5, 2021	75	May 2009

The following is a brief account of the business experience during the past five years or more of our directors and executive officers.

Robert M. Gans. Mr. Gans has been our President, Chief Executive Officer and director since August 6, 2010. For the past forty-three years Robert M. Gans has owned and operated companies in the building materials business, as well as gentlemen’s clubs, restaurants, and several commercial and residential real estate properties. Mr. Gans has either been the President, Managing Member, or sole owner of all the companies in which he has been involved. None of the companies was or is a public company. The Board concluded that Mr. Gans should serve as a director of the Company because of his extensive experience in the management and operation of gentlemen’s clubs.

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

Howard Rosenbluth. Mr. Rosenbluth has been our Treasurer, Chief Financial Officer and Secretary since August 6, 2010, and our director since April 21, 2009. Over the past five years, Mr. Rosenbluth has been an executive officer overseeing the financial operations for Metropolitan Mr. Rosenbluth received an MBA in Finance in 1975 from the University of Connecticut and has owned a consulting firm, a manufacturing company and a restaurant and has worked in public accounting and consulting for more than 35 years. The Board concluded that Mr. Rosenbluth should serve as a director of the Company because of his financial literacy and expertise, as well as his extensive experience in the management and operation of gentlemen’s clubs.

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

Involvement in Certain Legal Proceedings

During the past ten years no current director, executive officer, promoter or control person of the Company has been involved in the following:

(1)A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
(2)Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:
i.Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
ii.Engaging in any type of business practice; or
iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
(4)Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
(5)Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
(6)Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
(7)Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
i.Any Federal or State securities or commodities law or regulation; or
ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
(8)Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

August 4, 2023, we have not adopted a code of ethics for financial executives, which include our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2021 and 2020 to (i) all individuals that served as our chief executive officer and our chief financial officer or acted in similar capacities for us at any time during the fiscal years ended December 31, 2021 and 2020 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2021 and 2020 that received annual compensation during such fiscal years in excess of $100,000 (collectively, the “named executive officers”).

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Robert M. Gans,	2021	0	0	0	0	0	0	0	0
Chief Executive Officer	2020	0	0	0	0	0	0	0	0

Howard Rosenbluth,	2021	0	0	0	0	0	0	0	0
Chief Financial Officer	2020	0	0	0	0	0	0	0	0

Stephen J. Sabbeth	2021	0	0	0	0	0	0	0	0
Director of Acquisitions and Licensing	2020	0	0	0	0	0	0	56,187	56,187

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

Effective January 1, 2013, we entered into a management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc., pursuant to which Metropolitan provides management and other services to us, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, we pay Metropolitan a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears. In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof). Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan. The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof). As of the date of this report, the agreement as amended is still in full force and effect. As of December 31, 2021 and 2020, the Company owed Metropolitan $157,500 and $67,500 in unpaid management services, respectively.

Outstanding Equity Awards at 2021 Fiscal Year-End

For the year ended December 31, 2021, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal years ended December 31, 2021 and 2020 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors. The following table shows compensation earned by each of our non-officer directors for the year ended December 31, 2021.

Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Martin Gans	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of September 12, 2023 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse. The addresses for our executive officers and directors are c/o Scores Holding Company, Inc., 34-35 Steinway Street, Long Island City, New York 11101.

		Amount and Nature
Name and Address		of Beneficial		Percent of
of Beneficial Owner	Title of Class	Ownership		Class (1)
Robert M. Gans (2)	Common Stock	88,900,230	(2)	53.8%

Howard Rosenbluth	Common Stock	‑0‑		0.0%

Martin Gans	Common Stock	‑0‑		0.0%

Stephen J. Sabbeth	Common Stock	2,000	(3)	*

All directors and executive officers as a group (4 persons)	Common Stock	88,902,230	(2)	53.8%

Mitchell’s East LLC (2)
617 Eleventh Avenue
New York, NY 10036	Common Stock	88,900,230	(2)	53.8%

Estate of William Osher (4)
2955 Shell Road
Brooklyn, NY	Common Stock	14,552,726	(2)	8.81%
*	Less than 1%.
(1)	Based upon 165,186,144 shares of Common Stock issued and outstanding as at August 4, 2023.

(2)	Robert M. Gans is the sole owner of Mitchell’s East LLC. The principal business address of Mr. Gans is 34-35 Steinway Street Long Island City, NY 11101. Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the Stock Purchase Agreement whereby Mr. Gans purchased any rights of H. Osher to such shares.
(3)	Mr. Sabbeth owns these shares directly.
(4)	William Osher passed away in August, 2007. H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of December 31, 2021 and December 31, 2020, respectively.

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

The Company previously leased office space directly from Westside Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. This lease was terminated on December 31, 2020. The Company incurred rent expense of $-0- and $30,000 for the years ending December 31, 2021 and 2020, respectively. The Company owed WSR $30,000 and $30,000 in unpaid rents as of December 31, 2021 and December 31, 2020, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $90,000 for the years ending December 31, 2021 and 2020. The Company owed $157,500 and $67,500 in unpaid management services as of December 31, 2021 and December 31, 2020, respectively.

The Company had accrued expenses of $7,500 due to Metropolitan and was repaid in December 2021. The Company owed $0 and $7,500 as of December 31, 2021 and December 31, 2020, respectively.

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

Second, on April 3, 2016, 50 individuals purporting to be professional models and/or actresses collectively, (the “Plaintiffs”) filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans, collectively the (the “Defendants”) alleging that images of Plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants (the “Lawsuit”) and (the “Voronina Matter”).

In July 2018, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) in the Voronina litigation, and on August 4, 2018, the Court entered an order dismissing the plaintiff’s claims against the Defendants with prejudice and settled the Plaintiffs claims in the Voronina matter for $1,310,000 (the “Voronina Settlement Agreement. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. On December 1, 2018, the balance due Metropolitan inclusive of interest was $781,399.

Third, the past due amounts including principal and interest under the Royalty Settlement Agreements were $382,259 as of December 1, 2018. On this date the Company entered into an agreement (the “Settlement and Offset Agreement”) to offset the Royalty Amount owed to the Company against the Voronina Amount owed to Metropolitan, thereby reducing the amount owed by the Company to Metropolitan to $399,139 (the “Net Voronina Amount”) pursuant to the terms of a Settlement and Offset Agreement made by and among the Company, Star Light, Swan, Metropolitan and Robert M. Gans. The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000 and a final installment of $1,370, with the initial installment due and payable on February 1, 2022 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees. On March 28, 2022 the entire balance due of the Voronina Note in the amount of $373,068 was paid in full.

The total amounts due to the various related parties as of December 31, 2021 and December 31, 2020, was $561,846 and $464,692 respectively and the total amounts due to the Company from the various related parties as of December 31, 2021 and December 31, 2020, was $0 and $0, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by RBSM LLP, our independent registered public accounting firm, for services rendered during the fiscal years ended December 31, 2021 and 2020 are set forth in the table below:

	Fiscal year ended	Fiscal year ended
Fee Category	December 31, 2021	December 31, 2020
Audit Fees (1)	$55,000	$55,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	5,000	5,000
All Other Fees (4)	—	—
Total Fees	$60,000	$60,000
(1)	Audit fees consists of fees incurred for professional services rendered for the audit of annual consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

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

Date: September 20, 2023	SCORES HOLDING COMPANY, INC.
	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	President, Chief Executive Officer (Principal Executive Officer), Director	September 20, 2023
Robert M. Gans

/s/ Howard Rosenbluth	Chief Financial Officer (Principal Financial Officer), Director	September 20, 2023
Howard Rosenbluth

/s/ Martin Gans	Director	September 20, 2023
Martin Gans

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 587)	F-2
Scores Holding Company, Inc. and Subsidiary Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Operations For the Two Years Ended December 31, 2021 and 2020	F-4
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Cash Flows For the Two Years Ended December 31, 2021 and 2020	F-5
Scores Holding Company, Inc. and Subsidiary Consolidated Statement of Changes in Stockholders’ Deficit For the Two Years Ended December 31, 2021 and 2020	F-6
Scores Holding Company, Inc. and Subsidiary Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Scores Holding Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. (the “company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

New York, NY

September 20, 2023

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,353	$21,143
Trade receivables, net of allowance of $0 and $0, respectively	140,000	41,597
Prepaid expenses	38,051	37,241

Total Current Assets	211,404	99,981

TOTAL ASSETS	$211,404	$99,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$213,937	$168,646
Accrued expenses, related party	—	7,500
Related party loan payable	374,346	—
Related party payable	187,500	97,500

Total Current Liabilities	775,783	273,646

Related party loan payable - long term	—	359,692
Contract Liabilities	351,000	235,000

TOTAL LIABILITIES	1,126,783	868,338

Commitments and Contingencies (Note 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(7,138,682)	(6,991,660)

Total Stockholders’ Deficit	(915,379)	(768,357)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$211,404	$99,981

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

REVENUES

Royalty Revenue	$241,001	$263,142

Total Revenue	241,001	263,142

OPERATING EXPENSES

General and Administrative Expenses	371,928	387,254

LOSS FROM OPERATIONS	(130,927)	(124,112)

OTHER INCOME/(EXPENSE)

Other income	—	48,225
Interest Expense, net	(16,095)	(15,778)

TOTAL OTHER INCOME/( EXPENSE)	(16,095)	32,447

NET LOSS BEFORE INCOME TAXES	(147,022)	(91,665)

INCOME TAXES	—	—

NET LOSS	$(147,022)	$(91,665)

NET LOSS PER SHARE-Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(147,022)	$(91,665)

Adjustments to reconcile net loss to net cash provided by operating activities:
Recovery of bad debts	—	(13,750)

Changes in operating assets and liabilities:
Trade receivable	(98,403)	17,066
Prepaid expenses	(810)	(20,722)
Accounts payable and accrued expenses	45,291	(15,498)
Accrued expenses, related party	(7,500)	—
Accrued interest, related party	14,654	14,081
Contract liabilities	116,000	54,800
Related party payables	90,000	67,500
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,210	11,812

CASH FLOW FROM INVESTING ACTIVITES:	—	—

CASH FLOW FROM FINANCING ACTIVITIES:	—	—

NET INCREASE IN CASH	12,210	11,812
Cash and cash equivalents - beginning of period	21,143	9,331
Cash and cash equivalents - end of period	$33,353	$21,143

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,441	$1,349
Cash paid for income taxes	$350	$—
Supplemental disclosure of cash flows from noncash investing and financing activities	$—	$—

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS” DEFICIT

YEARS ENDED DECEMBER 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2019	165,186,144	$165,186	$6,058,117	$(6,899,995)	$(676,692)

Net Loss	—	—	—	(91,665)	(91,665)

Balance as of December 31, 2020	165,186,144	$165,186	$6,058,117	$(6,991,660)	$(768,357)

Net Loss	—	—	—	(147,022)	(147,022)

Balance as of December 31, 2021	165,186,144	$165,186	$6,058,117	$(7,138,682)	$(915,379)

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

Note 2.  Summary of Significant Accounting Principles

Going Concern

As of December 31, 2021, the Company has accumulated deficit totaling $7,138,682 and negative working capital deficit of $564,379. The Company had net loss of $147,022 for the year ended December 31, 2021. Because of these conditions, the Company will require additional working capital to develop business operations. The Company raised and intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

COVID-19

As a result of the COVID-19 virus, state and local governments have required all but certain essential businesses to close, including all clubs operating under the Scores name. The impact on such clubs’ revenue was material in 2020 and resulted in a significant decline in our royalty revenues that continued in 2021.

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

That said it should be noted all royalty paying licensees have reopened. In addition, cash collections increased from $235,000 during 2020 to $236,000 and $858,000 during 2021 and 2022 respectively.

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

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At December 31, 2021 and 2020, the uninsured balance amounted to $-0- and $-0-, respectively. The Company has no cash equivalents as of December 31, 2021 and 2020.

Fair Value of Financial Instruments

The carrying value of cash and accrued expenses, approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value.

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

Accounts receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts as of December 31, 2021 and 2020 were $0 and $0 respectively. In reviewing any delinquent royalty receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.

Contract liabilities

Contract liabilities are cash collected from customers where collection is not considered probable and is therefore deferred until such time as collection is considered probable or the contract is terminated.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of December 31, 2021 and 2020, there were no common stock equivalents. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2021 and 2020, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Contract Liabilities arise when the company collects cash from a customer where collection is not considered probable and therefore deferred until such time as collection is probable or the contract is terminated.

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

Concentration of Credit Risk

The Company received royalty revenues from 6 licensees during the year ended December 31, 2021. Pursuant to ASC 606 of those 6 licensees we recognized revenue from only 3 licensees.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company received royalty revenues from 11 licensees during the year ended December 31, 2020. Pursuant to ASC 606 of those 11 licensees we recognized revenue from only 9 licensees.

With regards to December 31, 2021, concentrations of revenue from 2 licensees for 40% and 58%, respectively totaling 98%. There are receivables from 1 licensee, totaling 100%. There are no sales or receivables from these licensees that are considered related parties.

With regards to December 31, 2020, concentrations of revenue from 4 licensees for 15%, 15%, 24% and 27%, respectively, totaling 81%. There are receivables from 1 licensee, totaling 100%. There are no sales or receivables from these licensees that are considered related parties.

Commitments and Contingencies

In the ordinary course of our business, we are involved in certain legal proceedings and other claims. In determining whether a loss should be accrued, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As additional information becomes available, we reassess the potential liability related to our pending litigation and other contingencies and revise our estimates as applicable. Revisions of our estimates of the potential liability could materially impact our results of operations. Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to operating results when determined.

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

All other accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.  Disaggregation of Revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Years Ended
	December 31,
	2021	2020
Major products/service lines
Licensing fees - royalty revenue	$241,001	$263,142
Initiation fees	0	0
Total Revenue	$241,001	$263,142

Timing of revenue recognition
Products transferred at a point in time	$0	$0
Products and services transferred over time	241,001	263,142
	$241,001	$263,142

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers:

	December 31,	December 31,
	2021	2020
Assets
Trade receivables, net	$140,000	$41,597
Liabilities
Contracted liabilities	$0	$0
Contracted liabilities - long term	$351,000	$235,000

	December 31,	December 31,
	2021	2020
Contract liabilities
Opening	$235,000	$180,200
Additions	116,000	79,000
Transfer to revenue	0	(24,200)
Ending	$351,000	$235,000

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required.

The contract liabilities primarily relate to amounts billed in advance of performance obligations being satisfied are booked as deferred revenue.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 4.  Related-Party Transactions

Transactions with Common ownership affiliates:

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of December 31, 2021 and December 31, 2020, respectively.

On August 31, 2017, IMO entered into an agreement to sell all of its assets to Club Azure LLC (“CA”). Effective September 1, 2017, IMO no longer operated Scores New York and terminated its licensing agreement with the Company. Mark Yackow, an unrelated party, is the sole owner (100%) of CA and former Chief Operating Officer of IMO. Effective September 1, 2017, the Company granted an exclusive, non-transferable license for the use of the “Scores New York” to CA for its gentlemen’s club in New York City. On March 16th 2020 New York City Mayor Bill De Blasio ordered the closure of all New York City nightclubs, theaters, restaurants and concert venues in an effort to slow down the spread of Covid 19 and to protect ourselves against it. As a result of this closure order and effective March 17, 2020 the above business entity closed and has been closed since.

The Company previously leased office space directly from Westside Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. This lease was terminated on December 31, 2020. The Company incurred rent expense of $-0- and $30,000 for the years ending December 31, 2021 and 2020, respectively. The Company owed WSR $30,000 and $30,000 in unpaid rents as of December 31, 2021 and December 31, 2020, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $90,000 for the years ending December 31, 2021 and 2020. The Company owed $157,500 and $67,500 in unpaid management services as of December 31, 2021 and December 31, 2020, respectively.

The Company had accrued expenses of $7,500 due to Metropolitan and was repaid in December 2021. The Company owed $0 and $7,500 as of December 31, 2021 and December 31, 2020, respectively.

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

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

In July 2018, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) in the Voronina litigation, and on August 4, 2018, the Court entered an order dismissing the plaintiff’s claims against the Defendants with prejudice and settled the Plaintiffs claims in the Voronina matter for $1,310,000 (the “Voronina Settlement Agreement”). See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. On December 1, 2018, the balance due Metropolitan inclusive of interest was $781,399.

Third, the past due amounts including principal and interest under the Royalty Settlement Agreements were $382,259 as of December 1, 2018. On this date the Company entered into an agreement (the “Settlement and Offset Agreement”) to offset the Royalty Amount owed to the Company against the Voronina Amount owed to Metropolitan, thereby reducing the amount owed by the Company to Metropolitan to $399,139 (the “Net Voronina Amount”) pursuant to the terms of a Settlement and Offset Agreement made by and among the Company, Star Light, Swan, Metropolitan and Robert M. Gans. The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000 and a final installment of $1,370, with the initial installment due and payable on February 1, 2022 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees. On March 28, 2022 the entire balance due of the Voronina Note in the amount of $373,068 was paid in full.

The total amounts due to the various related parties as of December 31, 2021 and December 31, 2020, was $561,846 and $464,692 respectively and the total amounts due to the Company from the various related parties as of December 31, 2021 and December 31, 2020, was $0 and $0, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has net operating loss carryforwards (“NO L’s) of approximately $6,823,000 which expire at various times through 2040. Management has determined that it is more likely than not that the NOL’s will not be fully utilized; therefore a full valuation allowance has been provided.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Approximately $4,091,000 of these NOL’s are subject to an annual limitation of approximately $70,000 due to a change of ownership pursuant to Internal Revenue Code section 382. Due to this annual limitation, NOL’s of approximately $2,978,000 have been lost. As a result, only approximately $3,845,000 of NOL’s remain available to the Company as of December 31, 2021.

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$1,192,000	$543,000
Prior year true-up	0	603,000
Less valuation allowance	(1,192,000)	(1,146,000)
Net deferred tax asset	$—	$—

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 21% and 21% for the years ended December 31, 2021 and 2020, respectively as a result of the following:

	2021	2020
Tax expense(benefit) at statutory rate	$(31,000)	$(30,000)
State and local taxes, net of federal benefit	(15,000)	(15,000)
Permanent differences	—	—
Change in valuation allowance	46,000	45,000
Tax expense	$0	$0

Federal and State/Local tax years remain open by statute, generally three years. There are no open Statutory Federal or State/Local audits at December 31, 2021.

Note 6.  Licensees

The Company has 6 license agreements as of September 12, 2023.

See Note 9 for litigation relating to one of the Company’s license agreements.

Note 7.  Contract Liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for additional information regarding this matter.

Note 8.  Accounts Payable and Accrued Expenses

	December 31,	December 31,
Accounts Payable and Accrued Expenses	2021	2020

Professional fees	$147,500	$100,000
Legal Fees	17,166	8,749
Insurance	25,940	24,234
Filing fees	22,316	17,472
Marketing fees and expenses	—	15,320
Miscellaneous	1,015	2,871
Total Accounts Payable and Accrued Expenses	$213,937	$168,646

Note 9.  Commitments and Contingencies

The Company records $7,500 a month as rent, overhead, and services due to Metropolitan Lumber Hardware Building Supplies, Inc, owned and operated by Robert Gans, the Company’s sole owner, for services rendered by the management of the Company. The Company incurred management service expenses of $90,000 and $90,000 as December 31, 2021 and December 31, 2020, respectively.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company ceased leasing office space on December 31, 2020 from the Westside Realty Inc. of New York was owned and operated by Robert Gans, the Company’s majority shareholder, for $2,500 a month. The Company incurred rent expense of $-0- and $30,000 for the years ending December 31, 2021 and 2020.

On or about July 27, 2018, Plaintiff Luisa Santos de Oliveira filed a Complaint against the Company and various other Defendants (the “Complaint”) alleging violations of both the Fair Labor Standard Act, as amended, 29 U.S.C. § 201 et seq (“FLSA”) and New York Labor Laws (“NYLLs”). Plaintiff claimed that Defendants failed, inter alia, to pay her (1) statutory minimum wages; (2) overtime wages; and (3) spread of hours and wages. In addition, Plaintiff alleged that she never received any notices from Defendants that Defendants were taking a tip credit (i.e. reducing Plaintiff’s hourly pay in light of the fact that Plaintiff was receiving tips). Nor did she allegedly receive written notices of her hourly pay and overtime rates of pay or an accurate wage statement with each payment of wages. Finally, Plaintiff claimed that she was not reimbursed for equipment costs and that Defendants misappropriated tips she received from customers. On or about November 20, 2018, Defendants filed their Answer to the Complaint denying the aforementioned claims. On March 25, 2021, after paper discovery was completed, Plaintiff voluntarily dismissed her Complaint, with prejudice, against the Company, pursuant to the Federal Rules of Civil Procedure § 41(a)(1)(A)(ii).

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

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and desist letter was sent. The Company finally entered into a license agreement as of March 5, 2020 with Cheetah Club, LLC for a club located in Huntsville, Alabama. They agreed to pay the arrears and then cease using the Scores brand by March 31, 2023. On April 11, 2023, the Company agreed to terminate the licensing agreement and settle this matter for $45,000, which was paid on May 23, 2023.

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

Second, on April 3, 2016, 50 individuals purporting to be professional models and/or actresses collectively, (the “Plaintiffs”) filed a civil suit in the United States District Court for the Southern District of New York against the Company, I.M. Operating, LLC, The Executive Club, LLC, and Robert M. Gans, collectively the (the “Defendants”) alleging that images of Plaintiffs were used without their consent for commercial purposes on websites and social media outlets to promote gentlemen’s clubs operated by the Defendants or licensees of the Defendants (the “Lawsuit”) and (the “Voronina Matter”).

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

In July 2018, the Company entered into a confidential settlement agreement (the “Settlement Agreement”) in the Voronina litigation, and on August 4, 2018, the Court entered an order dismissing the plaintiff’s claims against the Defendants with prejudice and settled the Plaintiffs claims in the Voronina matter for $1,310,000 (the “Voronina Settlement Agreement”). See Note 7 for additional information. The Company had insufficient liquid resources to enable it to make a portion of the settlement payments called for by the Voronina Settlement Agreement. Metropolitan, made loans to the Company in the aggregate amount of $770,000 to enable the Company to make the payments under the Voronina Settlement Agreement. On December 1, 2018, the balance due Metropolitan inclusive of interest was $781,399.

Third, the past due amounts including principal and interest under the Royalty Settlement Agreements were $382,259 as of December 1, 2018. On this date the Company entered into an agreement (the “Settlement and Offset Agreement”) to offset the Royalty Amount owed to the Company against the Voronina Amount owed to Metropolitan, thereby reducing the amount owed by the Company to Metropolitan to $399,139 (the “Net Voronina Amount”) pursuant to the terms of a Settlement and Offset Agreement made by and among the Company, Star Light, Swan, Metropolitan and Robert M. Gans. The Net Voronina Amount is payable pursuant to a promissory note (the “Voronina Note”), which bears simple interest at the rate of 4% per annum, in 86 consecutive monthly installments of $5,000 and a final installment of $1,370, with the initial installment due and payable on February 1, 2022 (or the first business day thereafter). The Company may prepay the Voronina Note at any time, in whole or in part without premium or penalty. The Offset Agreement also provides for the immediate termination of the Royalty Settlement Agreements and the related promissory notes and guarantees. On March 28, 2022, the entire balance due of the Voronina Note in the amount of $373,068 was paid in full.

In an action entitled Jane Doe v. Scores Holding Company, Inc., Scores Licensing Corp., Tampa Food and Hospitality Corp., d/b/a Scores Tampa, et al, filed in the Circuit Court of the 13th Judicial Circuit, Hillsborough County, in the State of Florida, the Plaintiff states causes of action for negligence, negligence per se, battery, unjust enrichment, and sexual abuse of a minor stemming from allegations that she was a victim of sex trafficking through the Scores adult entertainment club located in Tampa, Florida (“Scores Tampa”). A motion to dismiss for, inter alia, lack of personal jurisdiction was denied. The undersigned was then substituted in as counsel in July of 2020 for the Company and its’ subsidiary, SLC. After completing discovery, the parties participated in a court ordered mediation and non-binding arbitration. Because the parties were not able to settle this matter, they participated in an arbitration hearing wherein both the Company and SLC argued that the case should not continue against them because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores Tampa or employ, manage, or otherwise control Plaintiff’s employment. The arbitrator found in favor of the Company and its’ subsidiary SLC; but, because the arbitration was non-binding, the case was set for trial. On the eve of trial, Plaintiff’s counsel sought and received permission from the Court to amend Plaintiff’s Complaint. They also indicated that they were not continuing their claims against the Company or SLC. Plaintiff then filed an Amended Complaint on July 19, 2023 that did not include the Company or SLC as defendants. As such, this legal proceeding is no longer pending against the Company or SLC.

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

On October 6, 2022 to avoid expense, inconvenience, and uncertainty of further litigation, the Company has agreed to settle this matter for $10,000. Greene will receive the settlement sum in two payments of $5,000 each. The first settlement payment was made upon execution of the settlement agreement and the second payment will be due thirty days after the first payment.

Finally, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District of New York, the Plaintiff claims that, while she worked at a an adult entertainment establishment located in New York, New Yor, commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied, and Plaintiff was granted permission to file and serve an Amended Complaint. The likelihood of success on the merits is negligible because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment. Towards that end, a motion for summary judgment was fully submitted on behalf of the Company on June 24, 2022. Unfortunately, the Court denied the Company’s motion because Plaintiff had not been given the opportunity to depose any witnesses. All depositions have since been taken. The parties are very close to settling this matter for a nominal amount. If the case cannot be settled, then the Company will submit a second motion

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

seeking summary judgment, which should be granted given that both the documents and deposition testimony clearly show that the Company did not manage or otherwise control Plaintiff’s employment.

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