Form 10-Q
period 2022-03-31
SCORES HOLDING CO INC
filed 2023-12-08
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 5, 2023 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I –FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,786	$33,353
Trade receivables, net of allowance of $0 and $0, respectively	9,999	140,000
Prepaid expenses	12,683	38,051

Total Current Assets	67,468	211,404

TOTAL ASSETS	$67,468	$211,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$192,905	$213,937
Related party loan payable	—	374,346
Related party payable	17,500	187,500

Total Current Liabilities	210,405	775,783

Contract Liabilities	461,000	351,000

TOTAL LIABILITIES	671,405	1,126,783

Commitments and Contingencies (Note 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,827,240)	(7,138,682)

Total Stockholders’ Deficit	(603,937)	(915,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$67,468	$211,404

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
REVENUES

Royalty Revenue	$414,000	$59,000

Total Revenue	414,000	59,000

OPERATING EXPENSES

General and Administrative Expenses	98,036	92,353

INCOME/(LOSS) FROM OPERATIONS	315,964	(33,353)

OTHER EXPENSE

Interest Expense, net	(4,522)	(3,958)

TOTAL OTHER EXPENSE	(4,522)	(3,958)

NET INCOME/(LOSS) BEFORE INCOME TAXES	311,442	(37,311)

INCOME TAXES	—	—

NET INCOME/(LOSS)	$311,442	$(37,311)

NET INCOME/(LOSS) PER SHARE-Basic and Diluted	$0.002	$(0.000)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$311,442	$(37,311)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Changes in operating assets and liabilities:
Trade receivable	130,001	(24,600)
Prepaid expenses	25,368	19,620
Accounts payable and accrued expenses	(21,032)	4,523
Accrued interest, related party	—	3,608
Contract liabilities	110,000	15,000
Related party payables	(170,000)	22,500
NET CASH PROVIDED BY OPERATING ACTIVITIES	385,779	3,340

CASH FLOW FROM INVESTING ACTIVITES:	—	—

CASH FLOW FROM FINANCING ACTIVITIES:
Payments to related party	(374,346)	—

NET CASH USED IN FINANCING ACTIVITIES	(374,346)	—

NET INCREASE IN CASH	11,433	3,340
Cash and cash equivalents - beginning of period	33,353	21,143
Cash and cash equivalents - end of period	$44,786	$24,483

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$49,113	$349
Cash paid for income taxes	$—	$—

Supplemental disclosure of cash flows from noncash investing and financing activities	$—	$—

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	165,186,144	$165,186	$6,058,117	$(6,991,660)	$(768,357)

Net Loss	—	—	—	(37,311)	(37,311)

Balance as of March 31, 2021	165,186,144	$165,186	$6,058,117	$(7,028,971)	$(805,668)

Balance as of December 31, 2021	165,186,144	$165,186	$6,058,117	$(7,138,682)	$(915,379)

Net Income	—	—	—	311,442	311,442

Balance as of March 31, 2022	165,186,144	$165,186	$6,058,117	$(6,827,240)	$(603,937)

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

The Company’s condensed consolidated financial statements include the Company’s accounts, as well as those of its wholly-owned subsidiary. The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2021.

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

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Going Concern

As of March 31, 2022, the Company had an accumulated deficit totaling $6,827,240 and working capital deficit of $142,937. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Concentration of Credit Risk

The Company received royalty revenues from 5 licensees during the 3 months ended March 31, 2022.

With regards to March 31, 2022, concentrations of revenue from two licensees for 29% and 52%, totaling 81%. There are two receivables or 25% and 75% totaling 100%. There are no revenues or receivables from these licensees that are considered related parties.

With regards to March 31, 2021, concentrations of revenue from two licensees for 41% to 59%, totaling 100%. There is one receivable from a licensee totaling 100%. There are no revenues or receivables from licensees that are considered related parties

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company items and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At March 31, 2022 and December 31, 2021, the uninsured balance amounted to $-0- and $-0-, respectively.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of March 31, 2022, there are no outstanding stock equivalents. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2022 and 2021, respectively, is the same for purposes of computing both basic and diluted net income per share for such periods.

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

Note 3.Disaggregation of Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended
	March 31,
	2022	2021
Major products/service lines
Licensing fees - royalty revenue	$414,000	$59,000

Total Revenue	$414,000	$59,000

Timing of revenue recognition
Products transferred at a point in time	$—	$—
Products and services transferred over time	414,000	59,000
	$414,000	$59,000

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract balances

The following table provides information about receivables, assets and liabilities from contracts with customers:

	March 31,	December 31,
	2022	2021
Assets
Trade receivables, net	$9,999	$140,000
Liabilities
Contract liabilities	$461,000	$351,000

	March 31,	December 31,
	2022	2021
Contract liabilities
Opening	$351,000	$235,000

Additions	450,000	116,000
Transfer to revenue	(340,000)	—

Ending	$461,000	$351,000

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

Note 4.Related-Party Transactions

Transactions with Common ownership affiliates:

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of March 31, 2022 and December 31, 2021, respectively.

On August 31, 2017, IMO entered into an agreement to sell all of its assets to Club Azure LLC (“CA”). Effective September 1, 2017, IMO no longer operated Scores New York and terminated its licensing agreement with the Company. Mark Yackow, an unrelated party, is the sole owner (100%) of CA and former Chief Operating Officer of IMO. Effective September 1, 2017, the Company granted an exclusive, non-transferable license for the use of the “Scores New York” to CA for its gentlemen’s club in New York City. On March 16th, 2020, New York City Mayor Bill De Blasio ordered the closure of all New York City nightclubs, theaters, restaurants and concert venues in an effort to slow down the spread of Covid 19 and to protect ourselves against it. As a result of this closure order and effective March 17th, 2020, the above business entity closed and has been closed since.

The Company previously leased office space directly from Westside Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. This lease was terminated on December 31, 2020. The Company incurred rent expense of $-0- and $0 for the periods ending March 31, 2022 and 2021, respectively. The Company owed WSR $22,500 and $30,000 in unpaid rents as of March 31, 2022 and December 31, 2021, respectively.

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $22,500 for the periods ending March 31, 2022 and 2021. The Company owed $0 and $157,500 in unpaid management services as of March 31, 2022 and December 31, 2021, respectively.

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

The total amounts due to the various related parties as of March 31, 2022 and December 31, 2021, was $17,500 and $561,846 respectively and the total amounts due to the Company from the various related parties as of March 31, 2022 and December 31, 2021, was $0 and $0, respectively.

Note 5.Licensees

The Company has six license agreements as of November 27, 2023.

See Note 7 for litigation relating to a few of the Company’s license agreements.

Note 6.Contract liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

Note 7.Commitments and Contingencies

The Company records $7,500 a month for services rendered by Metropolitan on behalf of the Company. The Company incurred management fees of $22,500 for the periods ending March 31, 2022 and 2021. Mr. Gans is the sole owner of Metropolitan.

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

Finally, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District of New York, the Plaintiff claims that, while she worked at an adult entertainment establishment located in New York, New Yor, commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied, and Plaintiff was granted permission to file and serve an Amended Complaint. The likelihood of success on the merits is negligible because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment. Towards that end, a motion for summary judgment was fully submitted on behalf of the Company on June 24, 2022. Unfortunately, the Court denied the Company’s motion because Plaintiff had not been given the opportunity to depose any witnesses. All depositions have since been taken. The parties settled this matter for a nominal amount.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of November 27, 2023, there are six such clubs operating under the Scores name, in Chicago, Illinois; Tampa, Florida; Mooresville, North Carolina; Palm Springs, Florida, Las Vegas, Nevada, and Huntsville Alabama.

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

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.

Results of Operations

Three Months Ended March 31, 2022 (“the 2022 three-month period”) Compared to Three Months Ended March 31, 2021 (“the 2021 three-month period”).

Revenues:

Revenues increased to $414,000 for the 2022 three-month period from $59,000 for the 2021 three-month period. Revenues primarily increased as we recognized previously deferred income under ASC 606.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expenses increased to $(4,522) for the 2022 three-month period from $(3,958) from the 2021 three-month period. Total other expenses for the 2022 three month-period and 2021 three month-period included interest expense of $4,522 and $3,958, respectively.

General and Administrative Expenses:

General and administrative expenses increased slightly during the 2022 and 2021 three-month period to $98,036 from $92,353, respectively. Virtually all of the increase in operating expenses can be attributed to the increase in legal expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $32,014 for 2022 and $23,248 for 2021.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income (Loss):

Our net income $311,442 or $0.002 per share for the 2022 three-month period as compared to our net loss was ($37,311) or ($0.00) per share for the 2021 three-month period. This increase in our net income is due to recognition of income that was previously deferred with ASC 606.

Net income(loss) per share data for both the 2022 three-month period and the 2021 three-month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At March 31, 2022, we had $44,786 in cash and cash equivalents compared to $33,353 in cash and cash equivalents at December 31, 2021.

Operating Activities:

Net cash provided by operating activities for the 2022 three-month period was $385,779 and net cash provided by operating activities for the 2021 three-month period was $3,340. The increase in cash is related to the receipt of monies related to the collection of deferred revenue.

Financing Activities:

Net cash provided by financing activities for the 2022 three-month period was $374,346 and net cash used in financing activities for the 2021 three-month period was $0.

Investing Activities:

Net cash provided by investing activities for the 2022 three-month period was $0 and net cash used in investing activities for the 2021 three-month period was $0.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of March 31, 2022, we had an accumulated deficit of $(6,827,240). As of March 31, 2022, we had total current assets of $67,468 and total current liabilities of $210,405 or working capital deficit of $142,937. As of December 31, 2021, we had total current assets of $211,404 and total current liabilities of $775,783 or working capital deficit of $564,379. The decrease in the amount of working capital deficit has been primarily attributable to the repayment of the accrued expenses, related party and relate party loan payable.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

(a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of March 31, 2022, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies as of March 31, 2022, and subsequent reports should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three-month period ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Finally, in an action entitled Jessica Hall v. Scores Holding Company, Inc., et al, filed in Federal Court, Southern District of New York, the Plaintiff claims that, while she worked at an adult entertainment establishment located in New York, New Yor, commonly known as Scores NY, she was discriminated and retaliated against because of her race in violation of both Federal and State law. A motion for default judgment was denied, and Plaintiff was granted permission to file and serve an Amended Complaint. The likelihood of success on the merits is negligible because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores NY or employ, manage, or otherwise control Plaintiff’s employment. Towards that end, a motion for summary judgment was fully submitted on behalf of the Company on June 24, 2022. Unfortunately, the Court denied the Company’s motion because Plaintiff had not been given the opportunity to depose any witnesses. All depositions have since been taken. The parties have settled this matter for a nominal amount.

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

SCORES HOLDING COMPANY, INC.

Date: December 8, 2023	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 8, 2023	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)