Form 10-Q
period 2022-09-30
SCORES HOLDING CO INC
filed 2024-06-20
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 17, 2024 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I –FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,717	$33,353
Trade receivables, net of allowance of $0 and $0, respectively	7,499	140,000
Prepaid expenses	63,479	38,051

Total Current Assets	84,695	211,404

TOTAL ASSETS	$84,695	$211,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$200,152	$213,937
Accrued expenses, related party	—	374,346
Related party payable	45,000	187,500

Total Current Liabilities	245,152	775,783

Contract Liabilities	452,000	351,000

TOTAL LIABILITIES	697,152	1,126,783

Commitments and Contingencies (Note 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,835,760)	(7,138,682)

Total Stockholders’ Deficit	(612,457)	(915,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$84,695	$211,404

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES

Royalty Revenue	$73,500	$62,000	$561,000	$182,001

Total Revenue	73,500	62,000	561,000	182,001

OPERATING EXPENSES

General and Administrative Expenses	77,344	65,461	252,786	257,701

INCOME/(LOSS) FROM OPERATIONS	(3,844)	(3,461)	308,214	(75,700)

OTHER EXPENSE

Interest Expense, net	(392)	(4,049)	(5,292)	(12,009)

TOTAL OTHER EXPENSE	(392)	(4,049)	(5,292)	(12,009)

NET INCOME/(LOSS) BEFORE INCOME TAXES	(4,236)	(7,510)	302,922	(87,709)

INCOME TAXES	—	—	—	—

NET INCOME/(LOSS)	$(4,236)	$(7,510)	$302,922	$(87,709)

NET INCOME/(LOSS) PER SHARE-Basic and Diluted	$0.000	$(0.000)	$0.002	$(0.001)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$302,922	$(87,709)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Changes in operating assets and liabilities:
Trade receivable	132,501	(63,403)
Prepaid expenses	(25,428)	(26,176)
Accounts payable and accrued expenses	(13,785)	53,732
Accrued expenses, related party	—	67,500
Accrued interest, related party	—	10,935
Contract liabilities	101,000	98,500
Related party payables	(142,500)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	354,710	53,379

CASH FLOW FROM INVESTING ACTIVITES:	—	—

CASH FLOW FROM FINANCING ACTIVITIES:
Payments to related party	(374,346)	—

NET CASH USED IN FINANCING ACTIVITIES	(374,346)	—

NET INCREASE/ (DECREASE) IN CASH	(19,636)	53,379
Cash and cash equivalents - beginning of period	33,353	21,143
Cash and cash equivalents - end of period	$13,717	$74,522

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$49,765	$1,074
Cash paid for income taxes	$639	$350

Supplemental disclosure of cash flows from noncash investing and financing activities	$—	$—

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	165,186,144	$165,186	$6,058,117	$(6,991,660)	$(768,357)

Net Loss				(37,311)	(37,311)

Balance as of March 31, 2021	165,186,144	$165,186	$6,058,117	$(7,028,971)	$(805,668)

Net Loss				(42,888)	(42,888)

Balance as of June 30, 2021	165,186,144	$165,186	$6,058,117	$(7,071,859)	$(848,556)

Net Loss				(7,510)	(7,510)

Balance as of September 30, 2021	165,186,144	$165,186	$6,058,117	$(7,079,369)	$(856,066)

Balance as of December 30, 2021	165,186,144	$165,186	$6,058,117	$(7,138,682)	$(915,379)

Net Income				311,442	311,442

Balance as of March 31, 2022	165,186,144	$165,186	$6,058,117	$(6,827,240)	$(603,937)

Net Loss				(4,284)	(4,284)

Balance as of June 30, 2022	165,186,144	$165,186	$6,058,117	$(6,831,524)	$(608,221)

Net Loss				(4,236)	(4,236)

Balance as of September 30, 2022	165,186,144	$165,186	$6,058,117	$(6,835,760)	$(612,457)

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2022.

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

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Going Concern

As of September 30, 2022, the Company had an accumulated deficit totaling $6,835,760 and working capital deficit of $160,457. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Concentration of Credit Risk

The Company received royalty revenues from 5 licensees during the 9 months ended September 30, 2022.

With regards to September 30, 2022, concentrations of revenue from four licensees for 12% and 44%, totaling 92%. There is one receivable from a licensee totaling 100%. There are no revenues or receivables from these licensees that are considered related parties.

With regards to September 30, 2021, concentrations of revenue from two licensees for 40% to 58%, totaling 98%. There is one receivable from a licensee totaling 100%. There are no revenues or receivables from licensees that are considered related parties.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company items and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At September 30, 2022 and December 31, 2021, the uninsured balance amounted to $-0- and $-0-, respectively.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of September 30, 2022, there are no outstanding stock equivalents. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2022 and 2021, respectively, is the same for purposes of computing both basic and diluted net income per share for such periods.

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

Note 3.Disaggregation of Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Major products/service lines
Licensing fees - royalty revenue	$73,500	$62,000	$561,000	$182,001

Total Revenue	$73,500	$62,000	$561,000	$182,001

Timing of revenue recognition
Products transferred at a point in time	$—	$—	$—	$—
Products and services transferred over time	73,500	62,000	561,000	182,001
	$73,500	$62,000	$561,000	$182,001

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract balances

The following table provides information about receivables, assets and liabilities from contracts with customers:

	September 30,	December 31,
	2022	2021
Assets
Trade receivables, net	$7,499	$140,000
Liabilities
Contract liabilities	$452,000	$351,000

	September 30,	December 31,
	2022	2021
Contract liabilities
Opening	$351,000	$235,000
Additions	450,000	116,000
Transfer to revenue	(349,000)	—
Ending	$452,000	$351,000

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

Note 4.Related-Party Transactions

Transactions with Common ownership affiliates:

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of September 30, 2022 and December 31, 2021, respectively.

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

The Company previously leased office space directly from Westside Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. This lease was terminated on December 31, 2020. The Company incurred rent expense of $-0- and $0 for the periods ending September 30, 2022 and 2021, respectively. The Company owed WSR $22,500 and $30,000 in unpaid rents as of September 30, 2022 and December 31, 2021, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $67,500 for the periods ending September 30, 2022 and 2021. The Company owed $22,500 and $157,500 in unpaid management services as of September 30, 2022 and December 31, 2021, respectively.

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

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The total amounts due to the various related parties as of September 30, 2022 and December 31, 2021, was $45,000 and $561,846 respectively and the total amounts due to the Company from the various related parties as of September 30, 2022 and December 31, 2021, was $0 and $0, respectively.

Note 5.Licensees

The Company has six license agreements as of June 17, 2024.

See Note 7 for litigation relating to a few of the Company’s license agreements.

Note 6.Contract liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

Note 7.Commitments and Contingencies

The Company records $7,500 a month for services rendered by Metropolitan on behalf of the Company. The Company incurred management fees of $62,500 for the periods ending September 30, 2022 and 2021. Mr. Gans is the sole owner of Metropolitan.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of June 17, 2024, there are six such clubs operating under the Scores name, in Chicago, Illinois; Tampa, Florida; Mooresville, North Carolina; Palm Springs, Florida, Las Vegas, Nevada, and Huntsville Alabama.

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

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.

Results of Operations

Three Months Ended September 30, 2022 (“the 2022 three-month period”) Compared to Three Months Ended September 30, 2021 (“the 2021 three-month period”).

Revenues:

Revenues increased to $73,500 for the 2022 three-month period from $ 62,000 for the 2021 three-month period. Revenues primarily increased as we recognized previously deferred income under ASC 606.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expenses decreased to $(392) for the 2022 three-month period from $(4,049) from the 2021 three-month period. Total other expenses for the 2022 three month-period and 2021 three month-period included interest expense of $392 and $4,049, respectively.

General and Administrative Expenses:

General and administrative expenses increased slightly during the 2022 and 2021 three-month period to $77,344 from $65,461, respectively. Virtually all of the increase in operating expenses can be attributed to the increase in professional fees. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $5,961 for 2022 and $10,951 for 2021.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Loss:

Our net loss ($4,236) or ($0.00) per share for the 2022 three-month period as compared to our net loss was ($7,510) or ($0.00) per share for the 2021 three-month period. This increase in our net income is due to recognition of income that was previously deferred with ASC 606.

Net loss per share data for both the 2022 three-month period and the 2021 three-month period is based on net loss available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2022 (“the 2022 nine-month period”) Compared to Nine Months Ended September 30, 2021 (“the 2021 nine-month period”).

Revenues:

Revenues increased to $561,000 for the 2022 nine-month period from $182,001 for the 2021 nine-month period. Revenues primarily increased as we recognized previously deferred income under ASC 606.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expenses decreased to $(5,292) for the 2022 nine-month period from $(12,009) from the 2021 nine-month period. Total other expenses for the 2022 nine month-period and 2021 nine month-period included interest expense of $5,292 and $12,009, respectively.

General and Administrative Expenses:

General and administrative expenses decreased slightly during the 2022 and 2021 nine-month period to $252,786 from $257,701, respectively. Virtually all of the decrease in operating expenses can be attributed to the decrease in legal expenses and reduction of day to day expenses due to COVID. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $44,195 for 2022 and $55,801 for 2021.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income (Loss):

Our net income $302,922 or $0.002 per share for the 2022 nine-month period as compared to our net loss was ($87,709) or ($0.001) per share for the 2021 nine-month period. This increase in our net income is due to recognition of income that was previously deferred with ASC 606.

Net income(loss) per share data for both the 2022 nine-month period and the 2021 nine-month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At September 30, 2022, we had $13,717 in cash and cash equivalents compared to $33,353 in cash and cash equivalents at December 31, 2021.

Operating Activities:

Net cash provided by operating activities for the 2022 and 2021 nine-month period was $354,710 and $53,379, respectively. The increase in cash is related to the receipt of monies related to the collection of deferred revenue and collection of trade receivable.

Financing Activities:

Net cash used in financing activities for the 2022 nine-month period was ($374,346) and net cash used in financing activities for the 2021 nine-month period was $0.

Investing Activities:

Net cash provided by investing activities for the 2022 nine-month period was $0 and net cash used in investing activities for the 2021 nine-month period was $0.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of September 30, 2022, we had an accumulated deficit of $(6,835,760). As of September 30, 2022, we had total current assets of $84,695 and total current liabilities of $245,152 or working capital deficit of $160,457. As of December 31, 2021, we had total current assets of $211,404 and total current liabilities of $775,783 or working capital deficit of $564,379. The decrease in the amount of working capital deficit has been primarily attributable to the repayment of the accrued expenses, related party and relate party loan payable.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

(a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of September 30, 2022, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies as of September 30, 2022, and subsequent reports should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the nine-month period ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCORES HOLDING COMPANY, INC.

Date: June 18, 2024	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 18, 2024	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)