Form 10-K
period 2022-12-31
SCORES HOLDING CO INC
filed 2025-03-07
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2022

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

On June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, 76,285,914 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $15,257.18 based on the last sale price of $.0002 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2025 there were 165,186,144 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2022

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

PART I

ITEM 1. BUSINESS.

Overview

Scores Holding Company, Inc. was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of February 26, 2025 there are five such clubs operating under the Scores name, in Chicago, Illinois; Tampa, Florida; Mooresville, North Carolina; Palm Springs, Florida; and Las Vegas, Nevada.

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

Employees

As of December 31, 2022, we had no employees. Accounting, legal and other supporting services are being provided pursuant to a Management Services Agreement with owed Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Management believes the Company has adequate processes and systems to maintain the confidentiality of its communications and records. However, given our current business plan and lack of significant operations and employees, management does not believe that cybersecurity threats constitute a material risk for the Company. The Company currently does not have formal processes for assessing, identifying and managing risks from cybersecurity threats to the Company directly or through third-party service providers. We do not engage assessors, consultants, auditors or other third parties in connection with cybersecurity.

The Company has not experienced any cybersecurity incidents to date.

Governance

The board of directors oversees risks from cybersecurity threats as part of its risk oversight function. However, there are no specific processes or committees by which the board of directors may be informed about such risks.

Management is responsible for assessing and managing any material risks to the Company from cybersecurity threats. However, management has no specific expertise in such matters, and there are no specific processes by which management is informed about or monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. If any such risks were identified, management would report such risks to the board of directors.

The board of directors and management will assess the risks of cybersecurity threats to its business adopt processes for assessing, identifying and managing risks from cybersecurity threats as warranted.

ITEM 2. PROPERTIES.

As of July 1, 2008, West Side Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building, became the new lessor of our 700 square feet office occupancy at that location. Since April 1, 2009, the monthly rent, which includes overhead cost, has been $2,500. Robert M. Gans, the Company’s President, Chief Executive Officer, and majority shareholder, is the majority owner (80%) of WSR. The Company ceased leasing office space on December 31, 2020. The Company incurred rent expense of $-0- and $-0- for the years ending December 31, 2022 and 2021.

The Company owed WSR $22,500 and $30,000 in unpaid rents as of December 31, 2022 and December 31, 2021, respectively.

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

On February 26, 2025, the closing price per share of our Common Stock as quoted on the OTC Pink was $.0002 per share. During September 2020, the Company was delisted as result of the inability to timely file required annual and quarterly reports.

Holders

As of February 26, 2025, there were 578 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2022.

	Number of securities to		Number of securities
	be issued upon	Weighted-average	remaining available for
	exercise of outstanding	exercise price of	future issuance under equity
	options, warrants	outstanding options,	compensation plans (excluding
	and rights	warrants and rights	securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	$0	0
Total	0	$0	0

Quarter Ended	High Bid	Low Bid
March 31, 2021	$.000	$.000
June 30, 2021	$.000	$.000
September 30, 2021	$.000	$.000
December 31, 2021	$.000	$.000
March 31, 2022	$.000	$.000
June 30, 2022	$.000	$.000
September 30, 2022	$.000	$.000
December 31, 2022	$.000	$.000

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

Results of Operations

The following is a discussion of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Revenues:

Revenues increased to $634,500 for the year ended December 31, 2022 from $241,001 for the year ended December 31, 2021.

With the easing of COVID 19 restrictions and returning to a new normal and following ASC 606 guidelines, we have recognized previously deferred revenue, we have seen an increase in revenues.

Other Income/(Expense)

Total other expenses decreased to $5,684 for the year ended December 31, 2022 from $16,095 for the year ended December 31, 2021. Total other expenses for the year ended December 31, 2022 and 2021 was comprised of interest expense of $5,684 and 16,095, respectively.

General and Administrative Expenses:

General and administrative expenses for the years ended December 31, 2022 and 2021 were $366,732 and $371,928, respectively. Virtually all the decrease in operating expenses can be attributed to the decrease in salary expense and other expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $50,536 for 2022 and $61,321 for 2021.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income/(Loss) per share:

Our net income was $262,084 or $.00 per share for the year ended December 31, 2022 as compared to our net loss was $147,022 or ($.00) per share for the year ended December 31, 2021. The increase in net income for the year ended December 31, 2022 was primarily due to ASC 606 and recognition of previously deferred revenue.

Net income/(loss) per share data for both the years ended 2022 and 2021 is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Various conditions such as the accumulated losses of $6,876,598 and negative working capital deficit of $205,765 raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. The Company raised and intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash:

At December 31, 2022, we had $7,600 in cash and cash equivalents compared to $33,353 in cash and cash equivalents at December 31, 2021.

Operating Activities:

Net cash provided by operating activities for the years ended 2022 and 2021 was $348,593 and $12,210, respectively. The increase in cash provided by operating activities is related to the decrease in accounts receivable offset by decrease in contract liabilities and decrease in related party payables.

Investing Activities:

Net cash provided by investing activities for the years ended 2022 and 2021 year was $-0- and $-0-, respectively.

Financing Activities:

Net cash used in financing activities for the years ended 2022 and 2021 year was $374,346 and $-0-, respectively. The decrease in financing activities is the repayment of the related party loan.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2022, we had an accumulated deficit of $6,876,598. As of December 31, 2022, we had total current assets of $58,186 and total current liabilities of $263,981 or negative working capital deficit of $205,795. As of December 31, 2021, we had an accumulated deficit of $7,138,682. As of December 31, 2021, we had total current assets of $211,404 and total current liabilities of $775,783 or negative working capital deficit of $564,379. The decrease in the amount of negative working capital deficit has been primarily attributable to the repayment of the related party note payable and decrease in related party payable.

We continued to collect licensing fees during 2020 to 2022 to fund current operations.

As of December 31, 2022, we owed $22,500 in rent to our Westside Realty affiliate and $45,000 to our Metropolitan affiliate. As of December 31, 2021, we owed $30,000 in rent to our Westside Realty affiliate and $157,500 to our Metropolitan affiliate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2022 and 2021 are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

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

Based on this evaluation, management concluded that, as of December 31, 2022 our internal controls over financial reporting were not effective for the following reasons:

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

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2022.

Management’s Remediation Plan

In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of February 26, 2025, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve until the next annual meeting of the Board of Directors, until their successors are elected or appointed and qualified, or until their prior resignation or removal.

			Date of Election
Name	Positions Held	Age	or Appointment as Director
Robert M. Gans	President, Chief Executive Officer and Director	81	August 6, 2010
Martin Gans	Director	88	June 23, 2009
Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	78	April 21, 2009
Stephen J. Sabbeth	Director of Acquisitions and Licensing – Resigned effective August 5, 2021	76	May 2009

The following is a brief account of the business experience during the past five years or more of our directors and executive officers.

Robert M. Gans. Mr. Gans has been our President, Chief Executive Officer and director since August 6, 2010. For over the past forty years Robert M. Gans has owned and operated companies in the building materials business, as well as gentlemen’s clubs, restaurants, and several commercial and residential real estate properties. Mr. Gans has either been the President, Managing Member, or sole owner of all the companies in which he has been involved. None of the companies was or is a public company. The Board concluded that Mr. Gans should serve as a director of the Company because of his extensive experience in the management and operation of gentlemen’s clubs.

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

Howard Rosenbluth. Mr. Rosenbluth has been our Treasurer, Chief Financial Officer and Secretary since August 6, 2010, and our director since April 21, 2009. Over the past ten years, Mr. Rosenbluth has been an executive officer overseeing the financial operations for Metropolitan Mr. Rosenbluth received an MBA in Finance in 1975 from the University of Connecticut and has owned a consulting firm, a manufacturing company and a restaurant and has worked in public accounting and consulting for more than 35 years. The Board concluded that Mr. Rosenbluth should serve as a director of the Company because of his financial literacy and expertise, as well as his extensive experience in the management and operation of gentlemen’s clubs.

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

Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that during the fiscal year ended December 31, 2022, the Reporting Persons timely filed all such reports.

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

Code of Ethics

February 26, 2025, we have not adopted a code of ethics for financial executives, which include our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2022 and 2021 to (i) all individuals that served as our chief executive officer and our chief financial officer or acted in similar capacities for us at any time during the fiscal years ended December 31, 2022 and 2021 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2022 and 2021 that received annual compensation during such fiscal years in excess of $100,000 (collectively, the “named executive officers”).

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Robert M. Gans,	2022	0	0	0	0	0	0	0	0
Chief Executive Officer	2021	0	0	0	0	0	0	0	0

Howard Rosenbluth,	2022	0	0	0	0	0	0	0	0
Chief Financial Officer	2021	0	0	0	0	0	0	0	0

Stephen J. Sabbeth	2022	0	0	0	0	0	0	0	0
Director of Acquisitions and Licensing	2021	0	0	0	0	0	0	0	0

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

Effective January 1, 2013, we entered into a management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc., pursuant to which Metropolitan provides management and other services to us, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, we pay Metropolitan a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears. In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof). Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan. The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof). As of the date of this report, the agreement as amended is still in full force and effect. As of December 31, 2022 and 2021, the Company owed Metropolitan $45,000 and $157,500 in unpaid management services, respectively.

Outstanding Equity Awards at 2022 Fiscal Year-End

For the year ended December 31, 2022, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal years ended December 31, 2022 and 2021 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors. The following table shows compensation earned by each of our non-officer directors for the year ended December 31, 2022.

Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Martin Gans	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of February 26, 2025 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all of our directors and executive officers as a group.

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

		Amount and Nature
		of Beneficial		Percent of
Name and Address of Beneficial Owner	Title of Class	Ownership		Class (1)
Robert M. Gans (2)	Common Stock	88,900,230	(2)	53.8%

Howard Rosenbluth	Common Stock	‑0‑		0.0%

Martin Gans	Common Stock	‑0‑		0.0%

Stephen J. Sabbeth	Common Stock	2,000	(3)	*

All directors and executive officers as a group (4 persons)	Common Stock	88,902,230	(2)	53.8%

Mitchell’s East LLC (2)
617 Eleventh Avenue
New York, NY 10036	Common Stock	88,900,230	(2)	53.8%

Estate of William Osher (4)
2955 Shell Road
Brooklyn, NY	Common Stock	14,552,726	(2)	8.8%
*	Less than 1%.
(1)	Based upon 165,186,144 shares of Common Stock issued and outstanding as of March 3, 2025.

(2)	Robert M. Gans is the sole owner of Mitchell’s East LLC. The principal business address of Mr. Gans is 34-35 Steinway Street Long Island City, NY 11101. Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the Stock Purchase Agreement whereby Mr. Gans purchased any rights of H. Osher to such shares.
(3)	Mr. Sabbeth owns these shares directly.
(4)	William Osher passed away in August, 2007. H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of December 31, 2022 and December 31, 2021, respectively.

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

The Company previously leased office space directly from Westside Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. This lease was terminated on December 31, 2020. The Company incurred rent expense of $-0- and $30,000 for the years ending December 31, 2022 and 2021, respectively. The Company owed WSR $22,500 and $30,000 in unpaid rents as of December 31, 2022 and December 31, 2021, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $90,000 for the years ending December 31, 2022 and 2021. The Company owed $45,000 and $157,500 in unpaid management services as of December 31, 2022 and December 31, 2021, respectively.

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

The total amounts due to the various related parties as of December 31, 2022 and December 31, 2021 was $67,500 and $561,846 respectively and the total amounts due to the Company from the various related parties as of December 31, 2022 and December 31, 2021, was $0 and $0, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by RBSM LLP, our independent registered public accounting firm, for services rendered during the fiscal years ended December 31, 2022 and 2021 are set forth in the table below:

	Fiscal year ended	Fiscal year ended
Fee Category	December 31, 2022	December 31, 2021
Audit Fees (1)	$65,000	$55,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	5,000	5,000
All Other Fees (4)	—	—
Total Fees	$70,000	$60,000
(1)	Audit fees consists of fees incurred for professional services rendered for the audit of annual consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

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

Date: March 7, 2025	SCORES HOLDING COMPANY, INC.
	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	President, Chief Executive Officer (Principal Executive Officer), Director	March 7, 2025
Robert M. Gans

/s/ Howard Rosenbluth	Chief Financial Officer (Principal Financial Officer), Director	March 7, 2025
Howard Rosenbluth

/s/ Martin Gans	Director	March 7, 2025
Martin Gans

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 587)	F-2
Scores Holding Company, Inc. and Subsidiary Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Operations For the Two Years Ended December 31, 2022 and 2021	F-4
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Cash Flows For the Two Years Ended December 31, 2022 and 2021	F-5
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Changes in Stockholders’ Deficit For the Two Years Ended December 31, 2022 and 2021	F-6
Scores Holding Company, Inc. and Subsidiary Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Scores Holding Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. (the “company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

New York, NY

March 7, 2025

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,600	$33,353
Trade receivables, net of allowance of $0 and $0, respectively	12,499	140,000
Prepaid expenses	38,087	38,051

Total Current Assets	58,186	211,404

TOTAL ASSETS	$58,186	$211,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$196,481	$213,937
Related party loan payable	—	374,346
Related party payable	67,500	187,500

Total Current Liabilities	263,981	775,783

Contract Liabilities	447,500	351,000

TOTAL LIABILITIES	711,481	1,126,783

Commitments and Contingencies (Note 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,058,117	6,058,117
Accumulated deficit	(6,876,598)	(7,138,682)

Total Stockholders’ Deficit	(653,295)	(915,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$58,186	$211,404

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

REVENUES

Royalty Revenue	$634,500	$241,001

Total Revenue	634,500	241,001

OPERATING EXPENSES

General and Administrative Expenses	366,732	371,928

INCOME/(LOSS) FROM OPERATIONS	267,768	(130,927)

OTHER EXPENSE

Interest Expense, net	(5,684)	(16,095)

TOTAL OTHER EXPENSE	(5,684)	(16,095)

NET INCOME/(LOSS) BEFORE INCOME TAXES	262,084	(147,022)

INCOME TAXES	—	—

NET INCOME/(LOSS)	$262,084	$(147,022)

NET INCOME/(LOSS) PER SHARE-Basic and Diluted	$0.00	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$262,084	$(147,022)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Changes in operating assets and liabilities:
Trade receivable	127,501	(98,403)
Prepaid expenses	(36)	(810)
Accounts payable and accrued expenses	(17,456)	45,291
Accrued expenses, related party	—	(7,500)
Accrued interest, related party	—	14,654
Contract liabilities	96,500	116,000
Related party payables	(120,000)	90,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	348,593	12,210

CASH FLOW FROM INVESTING ACTIVITES:	—	—

CASH FLOW FROM FINANCING ACTIVITIES:
Payments to related party	(374,346)	—

NET CASH USED IN FINANCING ACTIVITIES	(374,346)	—

NET INCREASE/(DECREASE) IN CASH	(25,753)	12,210
Cash and cash equivalents - beginning of year	33,353	21,143
Cash and cash equivalents - end of year	$7,600	$33,353

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$50,157	$1,441
Cash paid for income taxes	$3,915	$350
Supplemental disclosure of cash flows from noncash investing and financing activities	$—	$—

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	165,186,144	$165,186	$6,058,117	$(6,991,660)	$(768,357)

Net Loss	—	—	—	(147,022)	(147,022)

Balance as of December 31, 2021	165,186,144	$165,186	$6,058,117	$(7,138,682)	$(915,379)

Net Income	—	—	—	262,084	262,084

Balance as of December 31, 2022	165,186,144	$165,186	$6,058,117	$(6,876,598)	$(653,295)

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

Note 2.  Summary of Significant Accounting Principles

Going Concern

As of December 31, 2022, the Company has accumulated deficit totaling $6,876,598 and negative working capital deficit of $205,765. Because of these conditions, the Company will require additional working capital to develop business operations. The Company raised and intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At December 31, 2022 and 2021, the uninsured balance amounted to $-0- and $-0-, respectively. The Company has no cash equivalents as of December 31, 2022 and 2021.

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

Accounts receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts as of December 31, 2022 and 2021 were $0 and $0 respectively. In reviewing any delinquent royalty receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of December 31, 2022 and 2021, there were no common stock equivalents. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2022 and 2021, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Contract liabilities arise when a company collects cash from a customer, however if steady collection is not considered probable under ASC 606, the revenue is deferred until collection becomes probable or the contract is terminated.

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

Concentration of Credit Risk

The Company received royalty revenues from 5 licensees during the year ended December 31, 2022. Pursuant to ASC 606 the Company has recognized revenue from all 5 licensees.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company received royalty revenues from 6 licensees during the year ended December 31, 2021. Pursuant to ASC 606 of those 6 licensees we recognized revenue from only 3 licensees.

With regards to December 31, 2022, concentrations of revenue from 4 licensees for 14%, 15%, 21% and 41%, respectively, totaling 91%. There are receivables from 2 licensee, totaling 100%. There are no sales or receivables from these licensees that are considered related parties.

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

Recently Issued Accounting Standards Update

Credit loss

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company doesn’t expect this to have a material impact on the Company’s consolidated financial statements.

All other accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.  Disaggregation of Revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Years Ended
	December 31,
	2022	2021
Major products/service lines
Licensing fees - royalty revenue	$634,500	$241,001
Initiation fees	—	—
Total Revenue	$634,500	$241,001

Timing of revenue recognition
Products transferred at a point in time	$—	$—
Products and services transferred over time	634,500	241,001
	$634,500	$241,001

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers:

	December 31,	December 31,
	2022	2021
Assets
Trade receivables, net	$12,499	$140,000
Liabilities
Contracted liabilities	$—	$—
Contracted liabilities - long term	$447,500	$351,000

	December 31,	December 31,
	2022	2021
Contract liabilities
Opening	$351,000	$235,000
Additions	450,000	116,000
Transfer to revenue	(353,500)	—
Ending	$447,500	$351,000

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

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 4.  Related-Party Transactions

Transactions with Common ownership affiliates:

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of December 31, 2022 and December 31, 2021, respectively.

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

The Company previously leased office space directly from Westside Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. This lease was terminated on December 31, 2020. The Company incurred rent expense of $-0- and $-0- for the years ending December 31, 2022 and 2021, respectively. The Company owed WSR $22,500 and $30,000 in unpaid rents as of December 31, 2022 and December 31, 2021, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $90,000 for the years ending December 31, 2022 and 2021. The Company owed $45,000 and $157,500 in unpaid management services as of December 31, 2022 and December 31, 2021, respectively.

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

The total amounts due to the various related parties as of December 31, 2022 and December 31, 2021, was $67,500 and $561,846 respectively and the total amounts due to the Company from the various related parties as of December 31, 2022 and December 31, 2021, was $0 and $0, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has net operating loss carryforwards (“NOL’s) of approximately $4,972,000 which expire at various times through 2040. Management has determined that it is more likely than not that the NOL’s will not be fully utilized; therefore a full valuation allowance has been provided.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Approximately $4,091,000 of these NOL’s are subject to an annual limitation of approximately $70,000 due to a change of ownership pursuant to Internal Revenue Code section 382. Due to this annual limitation, NOL’s of approximately $2,979,000 have been lost. Additionally, approximately $1,588,000 of the Company’s NOL’s expired unused in 2022. As a result, only approximately $1,994,000 of NOL’s remain available to the Company as of December 31, 2022.

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$618,000	$1,192,000
Prior year true-up	—	—
Less valuation allowance	(618,000)	(1,192,000)
Net deferred tax asset	$—	$—

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 21% and 21% for the years ended December 31, 2022 and 2021, respectively as a result of the following:

	2022	2021
Statutory income tax rate
Federal tax	21.00%	21.00%
State and city	10.30	10.30
Valuation allowance	(31.30)	(31.30)

Effective income tax rate	0.00%	0.00%

	2022	2021
Tax expense (benefit) at statutory rate	$55,000	$(31,000)
State and local taxes, net of federal benefit	27,000	(15,000)
Permanent differences	—	—
Change in valuation allowance	(82,000)	46,000
Tax expense	$—	$—

Federal and State/Local tax years remain open by statute, generally three years. There are no open Statutory Federal or State/Local audits at December 31, 2022.

Note 6.  Licensees

The Company has six license agreements as of January 2, 2025.

See Note 9 for litigation relating to one of the Company’s license agreements.

Note 7.  Contract Liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for additional information regarding this matter.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 8.  Accounts Payable and Accrued Expenses

	December 31,	December 31,
Accounts Payable and Accrued Expenses	2022	2021

Professional fees	$133,650	$147,500
Legal Fees	14,418	17,166
Insurance	25,970	25,940
Filing fees	20,625	22,316
Miscellaneous	1,818	1,015
Total Accounts Payable and Accrued Expenses	$196,481	$213,937

Note 9.  Commitments and Contingencies

The Company records $7,500 a month as rent, overhead, and services due to Metropolitan Lumber Hardware Building Supplies, Inc, owned and operated by Robert Gans, the Company’s sole owner, for services rendered by the management of the Company. The Company incurred management service expenses of $90,000 and $90,000 for the years ended December 31, 2022 and December 31, 2021, respectively.

The Company ceased leasing office space on December 31, 2020 from the Westside Realty Inc. of New York was owned and operated by Robert Gans, the Company’s majority shareholder, for $2,500 a month. The Company incurred rent expense of $-0- and $-0 for the years ending December 31, 2022 and 2021, respectively.

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

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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