Form 10-Q
period 2023-09-30
SCORES HOLDING CO INC
filed 2025-09-17
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-16665

SCORES HOLDING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0426358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34-27 Steinway Street Long Island City, NY	11101
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 12, 2025 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I –FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57,633	$7,600
Trade receivables, net of allowance of $0 and $0, respectively	33,000	12,499
Prepaid expenses	—	38,087

Total Current Assets	90,633	58,186

TOTAL ASSETS	$90,633	$58,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$138,064	$196,481
Related party payable	112,500	67,500

Total Current Liabilities	250,564	263,981

Contract Liabilities	423,000	447,500

TOTAL LIABILITIES	673,564	711,481

Commitments and Contingencies (Note 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,080,617	6,058,117
Accumulated deficit	(6,828,734)	(6,876,598)

Total Stockholders’ Deficit	(582,931)	(653,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$90,633	$58,186

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES

Royalty Revenue	$73,500	$73,500	$276,500	$561,000

Total Revenue	73,500	73,500	276,500	561,000

OPERATING EXPENSES

General and Administrative Expenses	53,749	77,344	228,049	252,786

INCOME/(LOSS) FROM OPERATIONS	19,751	(3,844)	48,451	308,214

OTHER EXPENSE

Interest Expense, net	—	(392)	(587)	(5,292)

TOTAL OTHER EXPENSE	—	(392)	(587)	(5,292)

NET INCOME/(LOSS) BEFORE INCOME TAXES	19,751	(4,236)	47,864	302,922

INCOME TAXES	—	—	—	—

NET INCOME/(LOSS)	$19,751	$(4,236)	$47,864	$302,922

NET INCOME/(LOSS) PER SHARE-Basic and Diluted	$0.000	$(0.000)	$0.000	$0.002

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$47,864	$302,922

Adjustments to reconcile net income to net cash provided by operating activities:

Changes in operating assets and liabilities:
Trade receivable	(20,501)	132,501
Prepaid expenses	38,087	(25,428)
Accounts payable and accrued expenses	(58,417)	(13,785)
Contract liabilities	(24,500)	101,000
Related party payables	67,500	(142,500)
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,033	354,710

CASH FLOW FROM INVESTING ACTIVITES:	—	—

CASH FLOW FROM FINANCING ACTIVITIES:
Payments to related party	—	(374,346)

NET CASH USED IN FINANCING ACTIVITIES	—	(374,346)

NET INCREASE/(DECREASE) IN CASH	50,033	(19,636)
Cash and cash equivalents - beginning of period	7,600	33,353
Cash and cash equivalents - end of period	$57,633	$13,717

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$587	$49,765
Cash paid for income taxes	$—	$639

Supplemental disclosure of cash flows from noncash investing and financing activities	$—	$—
Write-off related party payable	$22,500	$—

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	165,186,144	$165,186	$6,058,117	$(7,138,682)	$(915,379)

Net Income				311,442	311,442

Balance as of March 31, 2022	165,186,144	$165,186	$6,058,117	$(6,827,240)	$(603,937)

Net Loss				(4,284)	(4,284)

Balance as of June 30, 2022	165,186,144	$165,186	$6,058,117	$(6,831,524)	$(608,221)

Net Loss				(4,236)	(4,236)

Balance as of September 30, 2022	165,186,144	$165,186	$6,058,117	$(6,835,760)	$(612,457)

Balance as of December 31, 2022	165,186,144	$165,186	$6,058,117	$(6,876,598)	$(653,295)

Net Loss				(22,900)	(22,900)

Balance as of March 31, 2023	165,186,144	$165,186	$6,058,117	$(6,899,498)	$(676,195)

Write-off related party payable			22,500		22,500

Net Income				51,013	51,013

Balance as of June 30, 2023	165,186,144	$165,186	$6,080,617	$(6,848,485)	$(602,682)

Net Income				19,751	19,751

Balance as of September 30, 2023	165,186,144	$165,186	$6,080,617	$(6,828,734)	$(582,931)

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2023.

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

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Going Concern

As of September 30, 2023, the Company had an accumulated deficit totaling $6,828,734 and working capital deficit of $159,931. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Concentration of Credit Risk

The Company received royalty revenues from 6 licensees during the 3 months ended September 30, 2023 and 9 months ended September 30, 2023.

With regards to three months ending September 30, 2023, concentrations of revenue from four licensees from 10% to 33%, totaling 94%. With regards to nine months ending September 30, 2023, concentrations of revenue from four licensees from 16% to 26%, totaling 87%. There are two receivables from three licensees totaling 100%. There are no revenues or receivables from these licensees that are considered related parties.

With regards to three months ending September 30, 2022, concentrations of revenue from four licensees for from 10% to 33%, totaling 94%. With regards to nine months ending September 30, 2022, concentrations of revenue from four licensees for 12% to 44%, totaling 92%. There is one receivable from one licensee totaling 100%. There are no revenues or receivables from licensees that are considered related parties.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company items and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At September 30, 2023 and December 31, 2022, the uninsured balance amounted to $-0- and $-0-, respectively.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of September 30, 2023, there are no outstanding stock equivalents. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2023 and 2022, respectively, is the same for purposes of computing both basic and diluted net income per share for such periods.

Fair Value of Financial Instruments

The carrying value of trade receivable, accounts payable and accrued expenses and related party payable, if applicable, approximate their fair values based on the short-term maturity of these instruments.

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

Note 3.Disaggregation of Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Major products/service lines
Licensing fees - royalty revenue	$73,500	$73,500	$276,500	$561,000

Total Revenue	$73,500	$73,500	$276,500	$561,000

Timing of revenue recognition
Products transferred at a point in time	$—	$—	$—	$—
Products and services transferred over time	73,500	73,500	276,500	561,000
	$73,500	$73,500	$276,500	$561,000

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract balances

The following table provides information about receivables, assets and liabilities from contracts with customers:

	September 30,	December 31,
	2023	2022
Assets
Trade receivables, net	$33,000	$12,499
Liabilities
Contracted liabilities - long term	$423,000	$447,500

	September 30,	December 31,
	2023	2022
Contract liabilities
Opening	$447,500	$351,000
Additions	—	450,000
Transfer to revenue	(24,500)	(353,500)
Ending	$423,000	$447,500

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

Note 4.Related-Party Transactions

Transactions with Common ownership affiliates:

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of September 30, 2023 and December 31, 2022, respectively.

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

The Company incurred rent expense of $-0- and $0 for the periods ending September 30, 2023 and 2022, respectively. The Company owed WSR $0 and $22,500 in unpaid rents as of September 30, 2023 and December 31, 2022, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $67,500 for the periods ending September 30, 2023 and 2022. The Company owed $112,500 and $45,000 in unpaid management services as of September 30, 2023 and December 31, 2022, respectively.

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

The total amounts due to the various related parties as of September 30, 2023 and December 31, 2022, was $112,500 and $67,500 respectively and the total amounts due to the Company from the various related parties as of September 30, 2023 and December 31, 2022, was $0 and $0, respectively.

Note 5.Licensees

The Company has six license agreements as of August 22, 2025.

See Note 7 for litigation relating to a few of the Company’s license agreements.

Note 6.Contract liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

Note 7.Commitments and Contingencies

The Company records $7,500 a month for services rendered by Metropolitan on behalf of the Company. The Company incurred management fees of $67,500 for the periods ending September 30, 2023 and 2022. Mr. Gans is the sole owner of Metropolitan.

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

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.

Results of Operations

Three Months Ended September 30, 2023 (“the 2023 three-month period”) Compared to Three Months Ended September 30, 2022 (“the 2022 three-month period”).

Revenues:

Revenues remained the same at $73,500 for the 2023 three-month period and for the 2022 three-month period.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expenses decreased to $0 for the 2023 three-month period from $(392) from the 2022 three-month period. Total other expenses for the 2023 three month-period included interest expense of $0, as the loan has been repaid and $392, for the 2022 three month-period.

General and Administrative Expenses:

General and administrative expenses decreased slightly during the 2023 and 2022 three-month period to $53,749 from $77,344, respectively. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $5,122 for 2023 and $5,961 for 2022.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income/(Loss):

Our net income $19,751 or $0.000 per share for the 2023 three-month period as comparted to our net loss ($4,236) or ($0.000) per share for the 2022 three-month period. This increase in our net income in 2023 was due to recognition of income that was previously deferred with ASC 606.

Net income/(loss) per share data for both the 2023 three-month period and the 2022 three-month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2023 (“the 2023 nine-month period”) Compared to Nine Months Ended September 30, 2022 (“the 2022 nine-month period”).

Revenues:

Revenues decreased to $276,500 for the 2023 nine-month period from $561,000 for the 2022 nine-month period. Revenues primarily decreased as we recognized previously deferred income under ASC 606.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expenses decreased to $(587) for the 2023 nine-month period from $(5,292) for the 2022 nine-month period. Total other expenses for the 2023 nine-month-period and 2022 nine- month-period included interest expense of $587 and $5,292, respectively.

General and Administrative Expenses:

General and administrative expenses decreased slightly during the 2023 and 2022 nine-month period to $228,049 from $252,786, respectively. Virtually all of the decrease in operating expenses can be attributed to the decrease in legal expenses and reduction of day to day expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $10,617 for 2023 and $44,195 for 2022.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income $47,864 or $0.000 per share for the 2023 nine-month period as compared to our net income $302,922 or $0.002 per share for the 2022 nine-month period. This decrease in our net income is due to recognition of income that was previously deferred with ASC 606 in the prior year.

Net income per share data for both the 2023 nine-month period and the 2022 nine-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At September 30, 2023, we had $57,633 in cash and cash equivalents compared to $7,600 in cash and cash equivalents at December 31, 2022.

Operating Activities:

Net cash provided by operating activities for the 2023 and 2022 nine-month period was $50,033 and $354,710, respectively. The decrease in cash is related to the receipt of monies related to the collection of deferred revenue and collection of trade receivable, in 2022.

Financing Activities:

Net cash used in financing activities for the 2023 nine-month period was $0 and net cash used in financing activities for the 2022 nine-month period was ($374,346).

Investing Activities:

Net cash provided by investing activities for the 2023 nine-month period was $0 and net cash used in investing activities for the 2022 nine-month period was $0.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of September 30, 2023, we had an accumulated deficit of $(6,828,734). As of September 30, 2023, we had total current assets of $90,633 and total current liabilities of $250,564 or working capital deficit of $159,931. As of December 31, 2022, we had total current assets of $58,186 and total current liabilities of $263,981 or working capital deficit of $205,795. The decrease in the amount of working capital deficit has been primarily attributable to the extinguishment of the related party payable.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

(a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of September 30, 2023, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of September 30, 2023, because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies as of September 30, 2023, and subsequent reports should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the nine-month period ended September 30, 2023.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCORES HOLDING COMPANY, INC.

Date: September 17, 2025	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 17, 2025	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)