Form 10-K
period 2023-12-31
SCORES HOLDING CO INC
filed 2026-02-06
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2023

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

On June 30, 2023 the last business day of the registrant’s most recently completed second fiscal quarter, 76,285,914 shares of its common stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $38,142.96 based on the last sale price of $.0005 per share of the common stock on that date. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 3, 2026 there were 165,186,144 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

SCORES HOLDING COMPANY, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2023

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

PART I

ITEM 1. BUSINESS.

Overview

Scores Holding Company, Inc. was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of January 7, 2026 there are five such clubs operating under the Scores name, in Chicago, Illinois; Tampa, Florida; Mooresville, North Carolina; Palm Springs, Florida; and Las Vegas, Nevada.

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

That said it should be noted all royalty paying licensees have reopened. In addition, cash collections increased from $235,000 during 2020 to $236,000, $858,000 and $270,500 during 2021, 2022 and 2023, respectively.

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

Employees

As of December 31, 2023, we had no employees. Accounting, legal and other supporting services are being provided pursuant to a Management Services Agreement with owed Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”).

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

This lease was terminated on December 31, 2020. As a result, this location was closed along with the offices of Scores Holding Co., Inc. With that the accounting operations were relocated to another property owned by another related party. WRNY did not charge rent from 1/1/2020 forward and the $22,500 balance due of rent owed was abated and never paid.

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

The Company incurred rent expense of $-0- and $0 for the years ending December 31, 2023 and 2022, respectively. The Company owed WSR $0 and $22,500 in unpaid rents as of December 31, 2023 and December 31, 2022, respectively.

ITEM 3. LEGAL PROCEEDINGS.

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

On February 3, 2026, the closing price per share of our Common Stock as quoted on the OTC Pink was $.0001 per share. During September 2020, the Company was delisted as result of the inability to timely file required annual and quarterly reports.

Holders

As of February 3, 2026, there were 578 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2023.

	Number of securities to		Number of securities
	be issued upon	Weighted-average	remaining available for
	exercise of outstanding	exercise price of	future issuance under equity
	options, warrants	outstanding options,	compensation plans (excluding
	and rights	warrants and rights	securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	$0	0
Total	0	$0	0

Quarter Ended	High Bid	Low Bid
March 31, 2022	$.000	$.000
June 30, 2022	$.000	$.000
September 30, 2022	$.000	$.000
December 31, 2022	$.000	$.000
March 31, 2023	$.000	$.000
June 30, 2023	$.000	$.000
September 30, 2023	$.000	$.000
December 31, 2023	$.000	$.000

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

That said it should be noted all royalty paying licensees have reopened. In addition, cash collections increased from $235,000 during 2020 to $236,000, $858,000 and $270,500 during 2021, 2022 and 2023, respectively.

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

Results of Operations

The following is a discussion of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Revenues:

Revenues decreased to $350,000 for the year ended December 31, 2023 from $634,500 for the year ended December 31, 2022. This decrease is primarily due to the recognition of $450,000 of deferred revenue in 2022. Excluding this one time item, the Company would have reported an increase in revenue in 2023, driven by a steady stream of revenue from existing clubs.

Other Income/(Expense)

Total other expenses decreased to $587 for the year ended December 31, 2023 from $5,684 for the year ended December 31, 2022. Total other expenses for the year ended December 31, 2023 and 2022 was comprised of interest expense of $587 and $5,684, respectively.

General and Administrative Expenses:

General and administrative expenses for the years ended December 31, 2023 and 2022 were $338,293 and $366,732, respectively. Virtually all the decrease in operating expenses can be attributed to the decrease in salary expense and other expenses. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $46,911 for 2023 and $50,536 for 2022.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income

Our net income was $11,120 or $.00 per share for the year ended December 31, 2023 as compared to our net income $262,084 or $.00 per share for the year ended December 31, 2022. The decrease in net income for the year ended December 31, 2023 was primarily due to ASC 606 and recognition of previously deferred revenue in 2022.

Net income per share data for both the years ended 2023 and 2022 is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Liquidity and Capital Resources

Various conditions such as the accumulated losses of $6,865,478 and working capital deficit of $201,175 raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. The Company raised and intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash:

At December 31, 2023, we had $46,624 in cash and cash equivalents compared to $7,600 in cash and cash equivalents at December 31, 2022.

Operating Activities:

Net cash provided by operating activities for the years ended 2023 and 2022 was $39,024 and $348,593, respectively. The decrease in cash provided by operating activities is related to the increase in accounts receivable, decrease in accounts payable and accrued expenses and decrease in contract liabilities offset by increase in related party payables and decrease in prepaid expenses.

Investing Activities:

Net cash provided by investing activities for the years ended 2023 and 2022 year was $-0- and $-0-, respectively.

Financing Activities:

Net cash used in financing activities for the years ended 2023 and 2022 year was $-0- and $374,346, respectively. The decrease in financing activities is the repayment of the related party loan.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of December 31, 2023, we had an accumulated deficit of $6,865,478. As of December 31, 2023, we had total current assets of $109,624 and total current liabilities of $310,799 or working capital deficit of $201,175. As of December 31, 2022, we had an accumulated deficit of $6,876,598. As of December 31, 2022, we had total current assets of $58,186 and total current liabilities of $263,981 or working capital deficit of $205,795. The decrease in the amount of working capital deficit has been primarily attributable to the decrease in accrued expenses.

We continued to collect licensing fees during 2022 to 2023 to fund current operations.

As of December 31, 2023, we owed $-0- in rent to our Westside Realty affiliate and $135,000 to our Metropolitan affiliate. As of December 31, 2022, we owed $22,500 in rent to our Westside Realty affiliate and $45,000 to our Metropolitan affiliate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2023 and 2022 are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

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

Based on this evaluation, management concluded that, as of December 31, 2023, our internal controls over financial reporting were not effective for the following reasons:

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

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2023.

Management’s Remediation Plan

In response to the deficiencies discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.

Management and our Board of Directors will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information, as of January 19, 2026, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve until the next annual meeting of the Board of Directors, until their successors are elected or appointed and qualified, or until their prior resignation or removal.

			Date of Election
Name	Positions Held	Age	or Appointment as Director
Robert M. Gans	President, Chief Executive Officer and Director	82	August 6, 2010
Martin Gans	Director	90	June 23, 2009
Howard Rosenbluth	Treasurer, Chief Financial Officer, Secretary and Director	79	April 21, 2009

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

Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that during the fiscal year ended December 31, 2023, the Reporting Persons timely filed all such reports.

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

Code of Ethics

January 7, 2026, we have not adopted a code of ethics for financial executives, which include our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having only a limited number of officers and directors operating as management. We believe that as a result of the limited interaction which occurs having such a small management structure eliminates the current need for such a code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2023 and 2022 to (i) all individuals that served as our chief executive officer and our chief financial officer or acted in similar capacities for us at any time during the fiscal years ended December 31, 2023 and 2022 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2023 and 2022 that received annual compensation during such fiscal years in excess of $100,000 (collectively, the “named executive officers”).

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Robert M. Gans,	2023	0	0	0	0	0	0	0	0
Chief Executive Officer	2022	0	0	0	0	0	0	0	0

Howard Rosenbluth,	2023	0	0	0	0	0	0	0	0
Chief Financial Officer	2022	0	0	0	0	0	0	0	0

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

Effective January 1, 2013, we entered into a management services agreement with Metropolitan Lumber, Hardware and Building Supplies, Inc., pursuant to which Metropolitan provides management and other services to us, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, we pay Metropolitan a fee in the amount of $30,000 per year. The agreement may be terminated by either party upon ten days’ written notice. Mr. Gans is the sole owner of Metropolitan On May 5, 2015, we entered into an amendment, effective as of January 1, 2015, to our management services agreement with Metropolitan Pursuant to the amendment, the fee we pay MLH for the management and other services it provides to us was increased from $30,000 per year to $90,000 per year, payable quarterly in arrears. In addition, the agreement as amended provides that MLH will be eligible for a discretionary cash bonus based on (i) MLH’s performance throughout the relevant fiscal year (or portion thereof) of the Company; and (ii) the Company’s performance throughout such fiscal year (or portion thereof). Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans be provided under the agreement. The Board of Directors is responsible for establishing and implementing performance goals and a performance-based bonus plan, and the amount of the bonus, if any, will be determined by the Board in accordance with such plan. The agreement as amended does not guarantee MLH a bonus for any year (or portion thereof). As of the date of this report, the agreement as amended is still in full force and effect. As of December 31, 2023 and 2022, the Company owed Metropolitan $135,000 and $45,000 in unpaid management services, respectively.

Outstanding Equity Awards at 2023 Fiscal Year-End

For the year ended December 31, 2023, there were no unexercised options, stock that has not vested or equity incentive plan awards held by any of the Company’s named executive officers.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal years ended December 31, 2023 and 2022 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors. The following table shows compensation earned by each of our non-officer directors for the year ended December 31, 2023.

Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Martin Gans	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of February 3, 2026 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse. The addresses for our executive officers and directors are c/o Scores Holding Company, Inc., 34-27 Steinway Street, Long Island City, New York 11101.

		Amount and Nature
		of Beneficial		Percent of
Name and Address of Beneficial Owner	Title of Class	Ownership		Class (1)
Robert M. Gans (2)	Common Stock	88,900,230	(2)	53.8%

Howard Rosenbluth	Common Stock	‑0‑		0.0%

Martin Gans	Common Stock	‑0‑		0.0%

All directors and executive officers as a group (4 persons)	Common Stock	88,900,230	(2)	53.8%

Mitchell’s East LLC (2)
617 Eleventh Avenue
New York, NY 10036	Common Stock	88,900,230	(2)	53.8%

Estate of William Osher (4)
2955 Shell Road
Brooklyn, NY	Common Stock	14,552,726	(2)	8.8%
*	Less than 1%.
(1)	Based upon 165,186,144 shares of Common Stock issued and outstanding as of February 3, 2026.

(2)	Robert M. Gans is the sole owner of Mitchell’s East LLC. The principal business address of Mr. Gans is 34-35 Steinway Street Long Island City, NY 11101. Does not include 13,886,059 shares of Common Stock currently held of record by William Osher, deceased, of which Harvey Osher (“H. Osher”) claims title and which H. Osher has agreed to transfer to Mitchell’s East LLC pursuant to the Stock Purchase Agreement whereby Mr. Gans purchased any rights of H. Osher to such shares.
(3)	Mr. Sabbeth owns these shares directly.
(4)	William Osher passed away in August, 2007. H. Osher claims all right and title to and interest in these shares of Common Stock and has agreed to transfer them to Mitchell’s East LLC pursuant to the Stock Purchase Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of December 31, 2023 and December 31, 2022, respectively.

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

The Company previously leased office space directly from Westside Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. This lease was terminated on December 31, 2020. As a result, this location was closed along with the offices of Scores Holding Co., Inc. With that the accounting operations were relocated to another property owned by another related party. WRNY did not charge rent from 1/1/2020 forward and the $22,500 balance due of rent owed was abated and never paid.

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

The Company incurred rent expense of $-0- and $0 for the years ending December 31, 2023 and 2022, respectively. The Company owed WSR $0 and $22,500 in unpaid rents as of December 31, 2023 and December 31, 2022, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $90,000 for the years ending December 31, 2023 and 2022. The Company owed $135,000 and $45,000 in unpaid management services as of December 31, 2023 and December 31, 2022, respectively.

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

The total amounts due to the various related parties as of December 31, 2023 and December 31, 2022 was $135,000 and $67,500 respectively and the total amounts due to the Company from the various related parties as of December 31, 2023 and December 31, 2022, was $0 and $0, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by RBSM LLP, our independent registered public accounting firm, for services rendered during the fiscal years ended December 31, 2023 and 2022 are set forth in the table below:

	Fiscal year ended	Fiscal year ended
Fee Category	December 31, 2023	December 31, 2022
Audit Fees (1)	$65,000	$65,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	5,000	5,000
All Other Fees (4)	—	—
Total Fees	$70,000	$70,000
(1)	Audit fees consists of fees incurred for professional services rendered for the audit of annual consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

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

Date: February 6, 2026	SCORES HOLDING COMPANY, INC.
	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Gans	President, Chief Executive Officer (Principal Executive Officer), Director	February 6, 2026
Robert M. Gans

/s/ Howard Rosenbluth	Chief Financial Officer (Principal Financial Officer), Director	February 6, 2026
Howard Rosenbluth

/s/ Martin Gans	Director	February 6, 2026
Martin Gans

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 587)	F-2
Scores Holding Company, Inc. and Subsidiary Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Operations For the Two Years Ended December 31, 2023 and 2022	F-4
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Cash Flows For the Two Years Ended December 31, 2023 and 2022	F-5
Scores Holding Company, Inc. and Subsidiary Consolidated Statements of Changes in Stockholders’ Deficit For the Two Years Ended December 31, 2023 and 2022	F-6
Scores Holding Company, Inc. and Subsidiary Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Scores Holding Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scores Holding Company, Inc. (the “company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

New York, NY

February 6, 2026

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,624	$7,600
Trade receivables, net of allowance of $0 and $0, respectively	63,000	12,499
Prepaid expenses	—	38,087

Total Current Assets	109,624	58,186

TOTAL ASSETS	$109,624	$58,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$175,799	$196,481
Related party payable	135,000	67,500

Total Current Liabilities	310,799	263,981

Contract Liabilities	418,500	447,500

TOTAL LIABILITIES	729,299	711,481

Commitments and Contingencies (Note 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and outstanding	165,186	165,186
Additional paid-in capital	6,080,617	6,058,117
Accumulated deficit	(6,865,478)	(6,876,598)

Total Stockholders’ Deficit	(619,675)	(653,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$109,624	$58,186

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022

REVENUES

Royalty Revenue	$350,000	$634,500

Total Revenue	350,000	634,500

OPERATING EXPENSES

General and Administrative Expenses	338,293	366,732

INCOME FROM OPERATIONS	11,707	267,768

OTHER EXPENSE

Interest Expense, net	(587)	(5,684)

TOTAL OTHER EXPENSE	(587)	(5,684)

NET INCOME BEFORE INCOME TAXES	11,120	262,084

INCOME TAXES	—	—

NET INCOME	$11,120	$262,084

NET INCOME PER SHARE-Basic and Diluted	$0.000	$0.002

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,120	$262,084

Adjustments to reconcile net income to net cash provided by operating activities:

Changes in operating assets and liabilities:
Trade receivable	(50,501)	127,501
Prepaid expenses	38,087	(36)
Accounts payable and accrued expenses	(20,682)	(17,456)
Contract liabilities	(29,000)	96,500
Related party payables	90,000	(120,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,024	348,593

CASH FLOW FROM INVESTING ACTIVITES:	—	—

CASH FLOW FROM FINANCING ACTIVITIES:
Payments to related party	—	(374,346)

NET CASH USED IN FINANCING ACTIVITIES	—	(374,346)

NET INCREASE/(DECREASE) IN CASH	39,024	(25,753)
Cash and cash equivalents - beginning of year	7,600	33,353
Cash and cash equivalents - end of year	$46,624	$7,600

Supplemental disclosures of cash flow information:
Cash paid for interest	$587	$50,157
Cash paid for income taxes	$—	$3,915
Supplemental disclosure of cash flows from noncash investing and financing activities
Write-off related party payable	$22,500	$—

See notes to the consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	165,186,144	$165,186	$6,058,117	$(7,138,682)	$(915,379)

Net Income	—	—	—	262,084	262,084

Balance as of December 31, 2022	165,186,144	$165,186	$6,058,117	$(6,876,598)	$(653,295)

Write-off related party payable	—	—	22,500	—	22,500

Net Income	—	—	—	11,120	11,120

Balance as of December 31, 2023	165,186,144	$165,186	$6,080,617	$(6,865,478)	$(619,675)

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

Note 2.  Summary of Significant Accounting Principles

Going Concern

As of December 31, 2023, the Company has accumulated deficit totaling $6,865,478 and working capital deficit of $201,175. Because of these conditions, the Company will require additional working capital to develop business operations. The Company raised and intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

That said it should be noted all royalty paying licensees have reopened. In addition, cash collections increased from $235,000 during 2020 to $236,000, $858,000 and $270,500 during 2021, 2022 and 2023, respectively.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At December 31, 2023 and 2022, the uninsured balance amounted to $-0- and $-0-, respectively. The Company has no cash equivalents as of December 31, 2023 and 2022.

Fair Value of Financial Instruments

The carrying value of trade receivable, accounts payable and accrued expenses and related party payable, approximate their fair values based on the short-term maturity of these instruments.

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

Accounts receivable and reserves

Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Allowance for doubtful accounts as of December 31, 2023 and 2022 were $0 and $0 respectively. In reviewing any delinquent royalty receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, financial distress and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of above or other factors expected to affect collectability.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of December 31, 2023 and 2022, there were no common stock equivalents. Accordingly, the weighted average number of common shares outstanding for the years ended December 31, 2023 and 2022, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Concentration of Credit Risk

The Company received royalty revenues from 6 licensees during the year ended December 31, 2023. Pursuant to ASC 606 the Company has recognized revenue from all 6 licensees.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company received royalty revenues from 5 licensees during the year ended December 31, 2022. Pursuant to ASC 606 of those 5 licensees we recognized revenue from only 3 licensees.

With regards to December 31, 2023, concentrations of revenue from 4 licensees for 16%, 17%, 26% and 27%, respectively, totaling 86%. There are receivables from 2 licensees for 83% and 13%, totaling 96%. There are no sales or receivables from these licensees that are considered related parties.

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

Recently Issued Accounting Standards Update

Credit loss

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

All other accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 3.  Disaggregation of Revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Years Ended
	December 31,
	2023	2022
Major products/service lines
Licensing fees - royalty revenue	$350,000	$634,500
Initiation fees	—	$—
Total Revenue	$350,000	$634,500

Timing of revenue recognition
Products transferred at a point in time	$—	$—
Products and services transferred over time	350,000	634,500
	$350,000	$634,500

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers:

	December 31,	December 31,
	2023	2022
Assets
Trade receivables, net	$63,000	$12,499
Liabilities
Contracted liabilities	$—	$—
Contracted liabilities - long term	$418,500	$447,500

	December 31,	December 31,
	2023	2022
Contract liabilities
Opening	$447,500	$351,000
Additions	—	450,000
Transfer to revenue	(29,000)	(353,500)
Ending	$418,500	$447,500

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

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 4.  Related-Party Transactions

Transactions with Common ownership affiliates:

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of December 31, 2023 and December 31, 2022, respectively.

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

The Company previously leased office space directly from Westside Realty of New York, Inc. (“WSR”), the owner of the West 27th Street Building. The majority owner of WSR (80%) is Robert M. Gans. Since April 1, 2009, the monthly rent has been $2,500 per month including overhead costs. This lease was terminated on December 31, 2020. As a result, this location was closed along with the offices of Scores Holding Co., Inc. With that the accounting operations were relocated to another property owned by another related party. WRNY did not charge rent from 1/1/2020 forward and the $22,500 balance due of rent owed was abated and never paid.

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

The Company incurred rent expense of $-0- and $0 for the years ending December 31, 2023 and 2022, respectively. The Company owed WSR $0 and $22,500 in unpaid rents as of December 31, 2023 and December 31, 2022, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $90,000 for the years ending December 31, 2023 and 2022. The Company owed $135,000 and $45,000 in unpaid management services as of December 31, 2023 and December 31, 2022, respectively.

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

The total amounts due to the various related parties as of December 31, 2023 and December 31, 2022, was $135,000 and $67,500 respectively and the total amounts due to the Company from the various related parties as of December 31, 2023 and December 31, 2022, was $0 and $0, respectively.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has net operating loss carryforwards (“NOL’s) of approximately $5,065,000 which expire at various times through 2041. Management has determined that it is more likely than not that the NOL’s will not be fully utilized; therefore a full valuation allowance has been provided.

Approximately $3,785,000 of these NOL’s are subject to an annual limitation of approximately $70,000 due to a change of ownership pursuant to Internal Revenue Code section 382. Due to this annual limitation, NOL’s of approximately $2,881,000 have been lost. As a result, only approximately $2,184,000 of NOL’s remain available to the Company as of December 31, 2023.

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$684,000	$618,000
Prior year true-up	—	69,000
Less valuation allowance	(684,000)	(687,000)
Net deferred tax asset	$—	$—

The reconciliation of the Company’s effective tax rate differs from the Federal income tax rate of 21% for the years ended December 31, 2023 and 2022, respectively as a result of the following:

	2023	2022
Tax expense (benefit) at statutory rate	$2,000	$55,000
State and local taxes, net of federal benefit	1,000	27,000
Permanent differences	—	—
Change in valuation allowance	(3,000)	(82,000)
Tax expense	$—	$—

Federal and State/Local tax years remain open by statute, generally three years. There are no open Statutory Federal or State/Local audits at December 31, 2023.

Note 6.  Licensees

The Company has six license agreements as of January 7, 2026.

See Note 9 for litigation relating to one of the Company’s license agreements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 7.  Contract Liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for additional information regarding this matter.

Note 8.  Accounts Payable and Accrued Expenses

	December 31,	December 31,
Accounts Payable and Accrued Expenses	2023	2022

Professional fees	$125,000	$133,650
Legal Fees	16,970	14,418
Insurance	—	25,970
Filing fees	33,755	20,625
Miscellaneous	74	1,818
Total Accounts Payable and Accrued Expenses	$175,799	$196,481

Note 9.  Commitments and Contingencies

The Company records $7,500 a month as rent, overhead, and services due to Metropolitan Lumber Hardware Building Supplies, Inc, owned and operated by Robert Gans, the Company’s sole owner, for services rendered by the management of the Company. The Company incurred management service expenses of $90,000 and $90,000 for the years ended December 31, 2023 and December 31, 2022, respectively.

The Company ceased leasing office space on December 31, 2020 from the Westside Realty Inc. of New York was owned and operated by Robert Gans, the Company’s majority shareholder, for $2,500 a month. As a result, this location was closed along with the offices of Scores Holding Co., Inc. With that the accounting operations were relocated to another property owned by another related party. WRNY did not charge rent from 1/1/2020 forward and the $22,500 balance due of rent owed was abated and never paid.

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

The Company incurred rent expense of $-0- and $0 for the years ending December 31, 2023 and 2022, respectively. The Company owed WSR $0 and $22,500 in unpaid rents as of December 31, 2023 and December 31, 2022, respectively.

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

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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