Form 10-Q
period 2024-03-31
SCORES HOLDING CO INC
filed 2026-03-20
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 16, 2026 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I –FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,291	$46,624
Trade receivables, net of allowance of $0 and $0, respectively	66,000	63,000
Total Current Assets	95,291	109,624

TOTAL ASSETS	$95,291	$109,624

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$189,091	$175,799
Related party payable	80,000	135,000

Total Current Liabilities	269,091	310,799

Contract Liabilities	414,000	418,500

TOTAL LIABILITIES	683,091	729,299

Commitments and Contingencies (Note 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,080,617	6,080,617
Accumulated deficit	(6,833,603)	(6,865,478)

Total Stockholders’ Deficit	(587,800)	(619,675)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$95,291	$109,624

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended
	March 31,
	2024	2023
REVENUES

Royalty Revenue	$73,500	$73,500
Total Revenue	73,500	73,500
OPERATING EXPENSES
General and Administrative Expenses	41,625	96,008
INCOME/(LOSS) FROM OPERATIONS	31,875	(22,508)
OTHER EXPENSE
Interest Expense, net	—	(392)

TOTAL OTHER EXPENSE	—	(392)
NET INCOME/(LOSS) BEFORE INCOME TAXES	31,875	(22,900)
INCOME TAXES	—	—
NET INCOME/(LOSS)	$31,875	$(22,900)
NET INCOME/(LOSS) PER SHARE-Basic and Diluted	$0.000	$(0.000)
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$31,875	$(22,900)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Changes in operating assets and liabilities:
Trade receivable	(3,000)	(12,500)
Prepaid expenses	—	25,391
Accounts payable and accrued expenses	13,292	(2,346)
Contract liabilities	(4,500)	(4,500)
Related party payables	(55,000)	22,500
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(17,333)	5,645

CASH FLOW FROM INVESTING ACTIVITES:	—	—

CASH FLOW FROM FINANCING ACTIVITIES:	—	—

NET (DECREASE)/INCREASE IN CASH	(17,333)	5,645
Cash and cash equivalents - beginning of period	46,624	7,600
Cash and cash equivalents - end of period	$29,291	$13,245

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$587	$392
Cash paid for income taxes	$—	$—

Supplemental disclosure of cash flows from noncash investing and financing activites
Write-off related party payable	$—	$22,500

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2022	165,186,144	$165,186	$6,058,117	$(6,876,598)	$(653,295)

Net Loss				(22,900)	(22,900)

Balance as of March 31, 2023	165,186,144	$165,186	$6,058,117	$(6,899,498)	$(676,195)

Balance as of December 31, 2023	165,186,144	$165,186	$6,080,617	$(6,865,478)	$(619,675)

Net Income				31,875	31,875

Balance as of March 31, 2024	165,186,144	$165,186	$6,080,617	$(6,833,603)	$(587,800)

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

The Company’s condensed consolidated financial statements include the Company’s accounts, as well as those of its wholly-owned subsidiary. The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the condensed consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2024.

Note 2.Summary of Significant Accounting Principles

Going Concern

As of March 31, 2024, the Company had an accumulated deficit totaling $6,833,603 and working capital deficit of $173,800. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Concentration of Credit Risk

The Company received royalty revenues from 5 licensees during the 3 months ended March 31, 2024.

With regards to three months ending March 31, 2024, concentrations of revenue from four licensees from 10% to 33%, totaling 94%. There are two receivables from five licensees totaling 100%. There are no revenues or receivables from these licensees that are considered related parties.

With regards to three months ending March 31, 2023, concentrations of revenue from four licensees for from 10% to 33%, totaling 94%. There are three receivables from five licensee totaling 100%. There are no revenues or receivables from licensees that are considered related parties.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company items and transactions have been eliminated in consolidation.

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At March 31, 2024 and December 31, 2023, the uninsured balance amounted to $-0- and $-0-, respectively.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of March 31, 2024, there are no outstanding stock equivalents. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2024 and 2023, respectively, is the same for purposes of computing both basic and diluted net income per share for such periods.

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

Recently Issued Accounting Standards Update

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures, which requires additional disclosures about certain income statement expense captions for public business entities. The guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statement disclosures and does not expect them to have a material impact.

In 2025, the FASB also issued ASUs on internal-use software, government grants received by business entities, derivatives scope refinements and revenue scope clarification for share-based noncash consideration from a customer, interim reporting, and codification improvements. The Company is currently evaluating the effect this standard will have on its consolidated financial statement disclosures and does not expect them to have a material impact.

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All other accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Note 3.Disaggregation of Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended
	March 31,
	2024	2023
Major products/service lines
Licensing fees - royalty revenue	$73,500	$73,500

Total Revenue	$73,500	$73,500

Timing of revenue recognition
Products transferred at a point in time	$—	$—
Products and services transferred over time	73,500	73,500
	$73,500	$73,500

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers:

	March 31,	December 31,
	2024	2023
Assets
Trade receivables, net	$66,000	$63,000
Liabilities
Contracted liabilities - long term	$414,000	$418,500

	March 31,	December 31,
	2024	2023
Contract liabilities
Opening	$418,500	$447,500
Additions	—	—
Transfer to revenue	(4,500)	(29,000)
Ending	$414,000	$418,500

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4.Related-Party Transactions

Transactions with Common ownership affiliates:

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as of March 31, 2024 and December 31, 2023, respectively.

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

The Company incurred rent expense of $-0- and $0 for the periods ending March 31, 2024 and 2023, respectively. The Company owed WSR $0 and $0 in unpaid rents as of March 31, 2024 and December 31, 2023, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $22,500 for the periods ending March 31, 2024 and 2023. The Company owed $80,000 and $135,000 in unpaid management services as of March 31, 2024 and December 31, 2023, respectively.

The total amounts due to the various related parties as of March 31, 2024 and December 31, 2023, was $80,000 and $135,000 respectively and the total amounts due to the Company from the various related parties as of March 31, 2024 and December 31, 2023, was $0 and $0, respectively.

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5.Licensees

The Company has six license agreements as of March 17, 2026.

See Note 7 for litigation relating to a few of the Company’s license agreements.

Note 6.Contract liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

Note 7.Commitments and Contingencies

The Company records $7,500 a month for services rendered by Metropolitan on behalf of the Company. The Company incurred management fees of $22,500 for the periods ending March 31, 2024 and 2023. Mr. Gans is the sole owner of Metropolitan.

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

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.

Results of Operations

Three Months Ended March 31, 2024 (“the 2024 three-month period”) Compared to Three Months Ended March 31, 2023 (“the 2023 three-month period”).

Revenues:

Revenues remained the same at $73,500 for the 2024 three-month period and for the 2023 three-month period.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expenses decreased to $0 for the 2024 three-month period from $(392) from the 2023 three-month period. Total other expenses for the 2024 three month-period included interest expense of $0, as the loan has been repaid and $392, for the 2023 three month-period.

General and Administrative Expenses:

General and administrative expenses decreased significantly during the 2024 and 2023 three-month period to $41,625 from $96,008, respectively due to the decrease in accounting services, SEC filing fees and elimination of the insurance policy. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $4,005 for 2024 and $5,122 for 2023.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income/(Loss):

Our net income $31,875 or $0.000 per share for the 2024 three-month period as compared to our net loss ($22,900) or ($0.000) per share for the 2023 three-month period. This increase in our net income in 2023 was due to the elimination of the insurance policy and some additional accounting services.

Net income/(loss) per share data for both the 2024 three-month period and the 2023 three-month period is based on net income/(loss) available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At March 31, 2024, we had $29,291 in cash and cash equivalents compared to $46,624 in cash and cash equivalents at December 31, 2023.

Operating Activities:

Net cash provided by/(used in) operating activities for the 2024 and 2023 three-month period was ($17,333) and $5,645, respectively. The decrease in cash is related to the payment of monies owed on the related party payable.

Financing Activities:

Net cash used in financing activities for the 2024 three-month period was $0 and net cash used in financing activities for the 2023 three-month period was $0.

Investing Activities:

Net cash provided by investing activities for the 2024 three-month period was $0 and net cash used in investing activities for the 2023 three-month period was $0.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of March 31, 2024, we had an accumulated deficit of $(6,833,603). As of March 31, 2024, we had total current assets of $95,291 and total current liabilities of $269,091 or working capital deficit of $173,800. As of December 31, 2023, we had total current assets of $109,624 and total current liabilities of $310,799 or working capital deficit of $201,175. The decrease in the amount of working capital deficit has been primarily attributable to the payment of the related party payable.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

(a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of March 31, 2024, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of March 31, 2024, because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies as of March 31, 2024, and subsequent reports should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three-month period ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 5, 2019, the Company together with its subsidiary SLC filed a civil action in Supreme Court of New York, New York County against Scores Alabama. A cease and desist letter was sent. The Company finally entered into a license agreement as of March 5, 2020 with Cheetah Club, LLC for a club located in Huntsville, Alabama. They agreed to pay the arrears and then cease using the Scores brand by March 31, 2023. On April 11, 2023, the Company agreed to terminate the licensing agreement and settle this matter for $

In an action entitled Jane Doe v. Scores Holding Company, Inc., Scores Licensing Corp., Tampa Food and Hospitality Corp., d/b/a Scores Tampa, et al, filed in the Circuit Court of the 13th Judicial Circuit, Hillsborough County, in the State of Florida, the Plaintiff states causes of action for negligence, negligence per se, battery, unjust enrichment, and sexual abuse of a minor stemming from allegations that she was a victim of sex trafficking through the Scores adult entertainment club located in Tampa, Florida (“Scores Tampa”). A motion to dismiss for, inter alia, lack of personal jurisdiction was denied. The undersigned was then substituted in as counsel in July of 2020 for the Company and its’ subsidiary, SLC. After completing discovery, the parties participated in a court ordered mediation and non-binding arbitration. Because the parties were not able to settle this matter, they participated in an arbitration hearing wherein both the Company and SLC argued that the case should not continue against them because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores Tampa or employ, manage, or otherwise control Plaintiff’s employment. The arbitrator found in favor of the Company and its’ subsidiary SLC; but, because the arbitration was non-binding, the case was set for trial. On the eve of trial, Plaintiff’s counsel sought and received permission from the Court to amend Plaintiff’s Complaint. They also indicated that they were not continuing their claims against the Company or SLC. Plaintiff then filed an Amended Complaint on July 19, 2023 that did not include the Company or SLC as defendants. As such, this legal proceeding is no longer pending against the Company or SLC.

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

SCORES HOLDING COMPANY, INC.

Date: March 20, 2026	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 20, 2026	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)