Form 10-Q
period 2024-09-30
SCORES HOLDING CO INC
filed 2026-04-27
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 22, 2026 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I –FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$75,649	$46,624
Trade receivables, net of allowance of $0 and $0, respectively	34,500	63,000
Related party receivable	5,250	—
Total Current Assets	115,399	109,624

TOTAL ASSETS	$115,399	$109,624

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$144,134	$175,799
Related party payable	102,500	135,000

Total Current Liabilities	246,634	310,799

Contract Liabilities	405,000	418,500

TOTAL LIABILITIES	651,634	729,299

Commitments and Contingencies (Note 7)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,080,617	6,080,617
Accumulated deficit	(6,782,038)	(6,865,478)

Total Stockholders’ Deficit	(536,235)	(619,675)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$115,399	$109,624

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUES

Royalty Revenue	$73,500	$73,500	$220,500	$276,500
Total Revenue	73,500	73,500	220,500	276,500
OPERATING EXPENSES
General and Administrative Expenses	44,829	53,749	137,060	228,049
INCOME FROM OPERATIONS	28,671	19,751	83,440	48,451
OTHER EXPENSE
Interest Expense, net	—	—	—	(587)

TOTAL OTHER EXPENSE	—	—	—	(587)
NET INCOME BEFORE INCOME TAXES	28,671	19,751	83,440	47,864
INCOME TAXES	—	—	—	—
NET INCOME	$28,671	$19,751	$83,440	$47,864
NET INCOME PER SHARE-Basic and Diluted	$0.000	$0.000	$0.001	$0.000
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$83,440	$47,864

Adjustments to reconcile net income to net cash provided by operating activities:

Changes in operating assets and liabilities:
Trade receivable	28,500	(20,501)
Prepaid expenses	—	38,087
Related party receivables	(5,250)	—
Accounts payable and accrued expenses	(31,665)	(58,417)
Contract liabilities	(13,500)	(24,500)
Related party payables	(32,500)	67,500
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,025	50,033

CASH FLOW FROM INVESTING ACTIVITES:	—	—

CASH FLOW FROM FINANCING ACTIVITIES:	—	—

NET INCREASE IN CASH	29,025	50,033
Cash and cash equivalents - beginning of period	46,624	7,600
Cash and cash equivalents - end of period	$75,649	$57,633

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$587
Cash paid for income taxes	$—	$—

Supplemental disclosure of cash flows from noncash investing and financing activities
Write-off related party payable	$—	$22,500

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2022	165,186,144	$165,186	$6,058,117	$(6,876,598)	$(653,295)

Net Loss	—	—	—	(22,900)	(22,900)

Balance as of March 31, 2023	165,186,144	$165,186	$6,058,117	$(6,899,498)	$(676,195)

Write-off related party payable	—	—	22,500	—	22,500

Net Income	—	—	—	51,013	51,013

Balance as of June 30, 2023	165,186,144	$165,186	$6,080,617	$(6,848,485)	$(602,682)

Net Income	—	—	—	19,751	19,751

Balance as of September 30, 2023	165,186,144	$165,186	$6,080,617	$(6,828,734)	$(582,931)

Balance as of December 31, 2023	165,186,144	$165,186	$6,080,617	$(6,865,478)	$(619,675)

Net Income	—	—	—	31,875	31,875

Balance as of March 31, 2024	165,186,144	$165,186	$6,080,617	$(6,833,603)	$(587,800)

Net Income	—	—	—	22,894	22,894

Balance as of June 30, 2024	165,186,144	$165,186	$6,080,617	$(6,810,709)	$(564,906)

Net Income	—	—	—	28,671	28,671

Balance as of September 30, 2024	165,186,144	$165,186	$6,080,617	$(6,782,038)	$(536,235)

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2024.

Note 2.Summary of Significant Accounting Principles

Going Concern

As of September 30, 2024, the Company had an accumulated deficit totaling $6,782,038 and working capital deficit of $131,235. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Concentration of Credit Risk

The Company received royalty revenues from 5 licensees during the 3 months ended September 30, 2024 and 9 months ended September 30, 2024.

With regards to three months ending September 30, 2024, concentrations of revenue from four licensees from 10% to 33%, totaling 94%. With regards to nine months ending September 30, 2024, concentrations of revenue from four licensees from 10% to 33%, totaling 94%. There are three receivables from five licensees totaling 100% and one receivable from a related party that is not a licensee.

With regards to three months ending September 30, 2023, concentrations of revenue from four licensees for from 10% to 33%, totaling 94%. With regards to nine months ending September 30, 2023, concentrations of revenue from four licensees from 16% to 26%, totaling 87%. There are two receivables from five licensee totaling 100%. There are no revenues or receivables from licensees that are considered related parties.

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company items and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At September 30, 2024 and December 31, 2023, the uninsured balance amounted to $-0- and $-0-, respectively.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of September 30, 2024, there are no outstanding stock equivalents. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2024 and 2023, respectively, is the same for purposes of computing both basic and diluted net income per share for such periods.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effect of this standard will have on its consolidated financial statements and disclosures.

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

Note 3.Disaggregation of Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2023	2023	2023
Major products/service lines
Licensing fees - royalty revenue	$73,500	$73,500	$220,500	$276,500

Total Revenue	$73,500	$73,500	$220,500	$276,500

Timing of revenue recognition
Products transferred at a point in time	$—	$—	$—	$—
Products and services transferred over time	73,500	73,500	220,500	276,500
	$73,500	$73,500	$220,500	$276,500

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers:

	September 30,	December 31,
	2024	2023
Assets
Trade receivables - net	$34,500	$63,000
Liabilities
Contracted liabilities - long term	$405,000	$418,500

	September 30,	December 31,
	2024	2023
Contract liabilities
Opening	$418,500	$447,500
Additions	—	—
Transfer to revenue	(13,500)	(29,000)
Ending	$405,000	$418,500

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

Note 4.Related-Party Transactions

Transactions with Common ownership affiliates:

On January 27, 2009, the Company entered into a licensing agreement with its affiliate through common ownership I.M. Operating LLC (“IMO”) for the use of the Scores brand name “Scores New York”. Robert M. Gans is the majority owner (72%) of IMO and is also the Company’s majority shareholder and chief executive officer and Howard Rosenbluth, the Company’s Treasurer and a Director, owns 2%. IMO owes the Company a royalty receivable of $0 and $0 as September 30, 2024 and December 31, 2023, respectively.

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

The Company incurred rent expense of $-0- and $0 for the periods ending September 30, 2024 and 2023, respectively. The Company owed WSR $0 and $0 in unpaid rents as of September 30, 2024 and December 31, 2023, respectively.

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. The Company incurred management fees of $67,500 for the nine months ended September 30, 2024 and 2023. The Company owed $102,500 and $135,000 in unpaid management services as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the Company has a receivable of $5,250 due from Metropolitan. The Company is due $5,250 and $0 as of September 30, 2024 and December 31, 2023, respectively.

The total amounts due to the various related parties as of September 30, 2024 and December 31, 2023, was $102,500 and $135,000 respectively and the total amounts due to the Company from the various related parties as of September 30, 2024 and December 31, 2023, was $5,250 and $0, respectively.

Note 5.Licensees

The Company has six license agreements as of April 13, 2026.

See Note 7 for litigation relating to a few of the Company’s license agreements.

Note 6.Contract liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

Note 7.Commitments and Contingencies

The Company records $7,500 a month for services rendered by Metropolitan on behalf of the Company. The Company incurred management fees of $67,500 for the nine months ended September 30, 2024 and 2023. Mr. Gans is the sole owner of Metropolitan.

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

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.

Results of Operations

Three Months Ended September 30, 2024 (“the 2024 three-month period”) Compared to Three Months Ended September 30, 2023 (“the 2023 three-month period”).

Revenues:

Revenues remained the same at $73,500 for the 2024 three-month period and $73,500 for the 2023 three-month period.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expenses remained the same at $0 for the 2024 three-month period and the 2023 three-month period.

General and Administrative Expenses:

General and administrative expenses decreased slightly during the 2024 and 2023 three-month period to $44,829 from $53,749 respectively due to the decrease in accounting services, SEC filing fees and elimination of the insurance policy. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $355 for 2024 and $5,122 for 2023.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income $28,671 or $0.000 per share for the 2024 three-month period as compared to our net income $19,751 or $0.000 per share for the 2023 three-month period. This slight increase in our net income in 2024 was due to the elimination of the insurance policy and some additional accounting services.

Net income per share data for both the 2024 three-month period and the 2023 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Nine Months Ended September 30, 2024 (“the 2024 nine-month period”) Compared to Nine Months Ended September 30, 2023 (“the 2023 nine-month period”).

Revenues:

Revenues decreased to $220,500 for the 2024 nine-month period from $276,500 for the 2023 nine-month period. Revenues primarily decreased as we recognized previously deferred income under ASC 606 in the prior year.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expenses decreased to $0 for the 2024 nine-month period from $(587) from the 2023 nine-month period. Total other expenses for the 2024 nine month-period included interest expense of $0, as the loan has been repaid and $587, for the 2023 nine month-period.

General and Administrative Expenses:

General and administrative expenses decreased significantly during the 2024 and 2023 nine-month period to $137,060 from $228,049, respectively due to the decrease in accounting services, SEC filing fees and elimination of the insurance policy. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $9,456 for 2024 and $10,617 for 2023.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income $83,440 or $0.001 per share for the 2024 nine-month period as compared to our net income $47,864 or $0.000 per share for the 2023 nine-month period. This increase in our net income in 2024 was due to the elimination of the insurance policy and some additional accounting services.

Net income per share data for both the 2024 nine-month period and the 2023 nine-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At September 30, 2024, we had $75,649 in cash and cash equivalents compared to $46,624 in cash and cash equivalents at December 31, 2023.

Operating Activities:

Net cash provided by operating activities for the 2024 and 2023 nine-month period was $29,025 and $50,033, respectively. The decrease in cash is related to the payment of monies owed on the related party payable.

Financing Activities:

Net cash used in financing activities for the 2024 nine-month period was $0 and net cash used in financing activities for the 2023 nine-month period was $0.

Investing Activities:

Net cash provided by investing activities for the 2024 nine-month period was $0 and net cash used in investing activities for the 2023 nine-month period was $0.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of September 30, 2024, we had an accumulated deficit of $(6,782,038). As of September 30, 2024, we had total current assets of $115,399 and total current liabilities of $246,634 or working capital deficit of $131,235. As of December 31, 2023, we had total current assets of $109,624 and total current liabilities of $310,799 or working capital deficit of $201,175. The decrease in the amount of working capital deficit has been primarily attributable to the payment of the related party payable.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

(a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of September30, 2024, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of September 30, 2024, because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies as of September 30, 2024, and subsequent reports should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the nine-month period ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCORES HOLDING COMPANY, INC.

Date: April 27, 2026	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 27, 2026	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)