Form 10-Q
period 2025-06-30
SCORES HOLDING CO INC
filed 2026-10-14
CIK 831489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 13, 2026 there were 165,186,144 shares of common stock, $0.001 par value per share, outstanding.

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

PART I –FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$81,112	$87,049
Trade receivables, net of allowance of $0 and $0, respectively	58,100	36,000
Related party receivable	—	5,250
Total Current Assets	139,212	128,299

TOTAL ASSETS	$139,212	$128,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$151,599	$175,209
Related party payable	131,000	125,000

Total Current Liabilities	282,599	300,209

Contract Liabilities	391,500	400,500

TOTAL LIABILITIES	674,099	700,709

Commitments and Contingencies (Note 8)	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, -0- share issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized, 165,186,144 shares issued and 165,186,144 shares outstanding, respectively	165,186	165,186
Additional paid-in capital	6,080,617	6,080,617
Accumulated deficit	(6,780,690)	(6,818,213)

Total Stockholders’ Deficit	(534,887)	(572,410)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$139,212	$128,299

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUES

Royalty Revenue	$52,800	$73,500	$105,600	$147,000
Total Revenue	52,800	73,500	105,600	147,000
OPERATING EXPENSES
General and Administrative Expenses	52,580	50,606	68,077	92,231
INCOME FROM OPERATIONS	220	22,894	37,523	54,769
NET INCOME	$220	$22,894	$37,523	$54,769
NET INCOME PER SHARE-Basic and Diluted	$0.000	$0.000	$0.000	$0.000
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING-Basic and Diluted	165,186,144	165,186,144	165,186,144	165,186,144

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$37,523	$54,769
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Trade receivable	(22,100)	5,000
Related party receivables	5,250	(7,450)
Other assets	—	(46,906)
Accounts payable and accrued expenses	(23,610)	12,297
Contract liabilities	(9,000)	(9,000)
Related party payables	6,000	(55,000)
NET CASH USED IN OPERATING ACTIVITIES	(5,937)	(46,290)
CASH FLOW FROM INVESTING ACTIVITIES:	—	—
CASH FLOW FROM FINANCING ACTIVITIES:	—	—
NET DECREASE IN CASH	(5,937)	(46,290)
Cash and cash equivalents - beginning of period	87,049	46,624
Cash and cash equivalents - end of period	$81,112	$334
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid for income taxes	$—	$—

See notes to the unaudited condensed consolidated financial statements.

SCORES HOLDING COMPANY, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2023	165,186,144	$165,186	$6,080,617	$(6,865,478)	$(619,675)

Net Income	—	—	—	31,875	31,875

Balance as of March 31, 2024	165,186,144	$165,186	$6,080,617	$(6,833,603)	$(587,800)

Net Income	—	—	—	22,894	22,894

Balance as of June 30, 2024	165,186,144	$165,186	$6,080,617	$(6,810,709)	$(564,906)

Balance as of December 31, 2024	165,186,144	$165,186	$6,080,617	$(6,818,213)	$(572,410)

Net Income	—	—	—	37,303	37,303

Balance as of March 31, 2025	165,186,144	$165,186	6,080,617	$(6,780,910)	$(535,107)

Net Income	—	—	—	220	220

Balance as of June 30, 2025	165,186,144	$165,186	$6,080,617	$(6,780,690)	$(534,887)

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2025.

Note 2.Summary of Significant Accounting Principles

Going Concern

As of June 30, 2025, the Company had an accumulated deficit totaling $6,780,690 and working capital deficit of $143,387. Because of these conditions, the Company will require additional working capital to develop business operations. The Company intends to raise additional working capital through the continued licensing of its brand with its current and new operators. There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated from any future use of licensing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Concentration of Credit Risk

The Company received royalty revenues from 4 licensees during the 6 months ended June 30, 2025. The Company received royalty revenues from 5 licensees during the 6 months ended June 30, 2024.

With regards to three months ending June 30, 2025, concentrations of revenue from four licensees from 14% to 45%, totaling 91%. With regards to six months ending June 30, 2025, concentrations of revenue from four licensees from 14% to 45%, totaling 91%. There are three receivables from three licensees totaling 100%. There are no revenues or receivables from licensees that are considered related parties.

With regards to three months ending June 30, 2024, concentrations of revenue from four licensees for from 10% to 33%, totaling 94%. With regards to six months ending June 30, 2024, concentrations of revenue from four licensees from 10% to 33%, totaling 94%.There are three receivables from five licensee totaling 100%. There are no revenues or receivables from licensees that are considered related parties.

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Inter-company items and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. There are times when cash may exceed $250,000, the FDIC insured limit. At June 30, 2025 and December 31, 2024, the uninsured balance amounted to $-0- and $-0-, respectively.

Income per Share

Under ASC 260-10-45, “Earnings Per Share”, basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. As of June 30, 2025, there are no outstanding stock equivalents. Accordingly, the weighted average number of common shares outstanding for the periods ended June 30, 2025 and 2024, respectively, is the same for purposes of computing both basic and diluted net income per share for such periods.

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

Note 3.Disaggregation of Revenue

Disaggregation of revenue

In the following table, revenue is disaggregated by major products/service lines, and timing of revenue recognition:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Major products/service lines
Licensing fees - royalty revenue	$52,800	$73,500	$105,600	$147,000

Total Revenue	$52,800	$73,500	$105,600	$147,000

Timing of revenue recognition
Products transferred at a point in time	$—	$—	$—	$—
Products and services transferred over time	52,800	73,500	105,600	147,000
	$52,800	$73,500	$105,600	$147,000

Contract balances

The following table provides information about receivables, assets, and liabilities from contracts with customers:

	June 30, 2025	December 31, 2024
Assets
Trade receivables - net	$58,100	$36,000
Contracted liabilities - long term	$391,500	$400,500

	June 30, 2025	December 31, 2024
Contract liabilities
Opening	$400,500	$418,500
Additions	—	—
Transfer to revenue	(9,000)	(18,000)
Ending	$391,500	$400,500

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

The following table summarizes the Company’s single reportable segment:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Royalty revenue	$52,800	$73,500	$105,600	$147,000
General and administrative expenses	$(52,580)	$(50,606)	$(68,077)	$(92,231)

Segment profit/Net income	$220	$22,894	$37,523	$54,769

The amounts reported above are consistent with the corresponding amounts presented in the Company’s condensed consolidated statements of operations. Accordingly, no reconciliation of segment revenues or segment profit to the consolidated financial statements is necessary.

The CODM is not regularly provided with a measure of segment assets. The CODM uses net income, together with revenue and general and administrative expenses, to evaluate operating performance, assess results compared with expectations, and make resource allocation decisions.

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

SCORES HOLDING CO., Inc and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective January 1, 2013, the Company entered into a management services agreement with Metropolitan Lumber Hardware and Building Supplies, Inc. (“Metropolitan”) pursuant to which Metropolitan provides management and other services to the Company, including the services of Robert M. Gans and Howard Rosenbluth, who is also the Chief Financial Officer of the Company, to act as executive officers of the Company. In consideration of the services, the Company paid Metropolitan a fee in the amount of $30,000 per year. Effective May 5, 2015, the agreement was amended increasing the annual fee to $90,000. Effective January 1, 2017, the agreement was further amended to remove the requirement that the services of Robert M. Gans to be provided under the agreement. In addition, Metropolitan shall be eligible for a discretionary cash bonus. The agreement may be terminated by either party upon ten days written notice. Mr. Gans is the sole owner of Metropolitan. Effective May 13, 2026, the agreement was amended decreasing the annual fee to $12,000. The Company incurred management fees of $6,000 for the six months ended June 30, 2025 and $45,000 for the six months ended June 30, 2024. The Company owed $131,000 and $125,000 in unpaid management services as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, the Company has a receivable of $0 due from Metropolitan. The Company collected the balance on February 21, 2025. The Company is due $0 and $5,250 as of June 30, 2025 and December 31, 2024, respectively.

The total amounts due to the various related parties as of June 30, 2025 and December 31, 2024, was $131,000 and $125,000 respectively and the total amounts due to the Company from the various related parties as of June 30, 2025 and December 31, 2024, was $0 and $5,250 respectively.

Note 6.Licensees

The Company has six license agreements as of June 30, 2025 and September 18, 2026.

See Note 8 for litigation relating to a few of the Company’s license agreements.

Note 7.Contract liabilities

License agreements sometimes include Initiation/Inception Fees. Please see Note 3 for a detailed discussion of this matter.

Note 8.Commitments and Contingencies

Effective January 1, 2025, the Company records a monthly management fee of $1,000 for services provided by Metropolitan on behalf of the Company, compared with $7,500 per month in 2024. Due to a decrease in the Company’s revenue and its limited ability to pay the original annual management fee of $90,000, the Company and Metropolitan entered into a Second Amendment to the Management Agreement. The amendment reduced the annual management fee to $12,000 for the two-year period from January 1, 2025 through December 31, 2026. At the end of this period, the Company has accrued the amount of $131,000 payable for the management fee and intends to evaluate whether its financial condition supports reinstating the original management fee of $7,500 per month, or $90,000 annually.

On September 5, 2025, in an action entitled Jane Doe v. Roderick A. Martin, Scores Holding Company, Inc., Stone Park Entertainment, Inc., d/b/a Scores Chicago, filed in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 2025L009824, the Plaintiff states a cause of action against Defendant Roderick A. Martin for Intentional Assault and Battery and cause of actions against Scores Chicago and the Company for Negligent Security/Premises Liability; Negligent Hiring, Supervision or Retention; Intentional Infliction of Emotion Distress; Willful and Wanton Misconduct; and Breach of Contract stemming from allegations that she was sexually assaulted and battered at the Scores adult entertainment club located in Chicago, Illinois (“Scores Chicago”). The Company is currently seeking counsel licensed in the State of Illinois to represent it. It is anticipated that the Company will move to dismiss the action against it because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores Chicago or employ, manage, or otherwise control Plaintiff’s employment.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Scores Holding Company, Inc. (“Scores,” the “Company,” “we,” “us” or “our”) was incorporated in Utah on September 21, 1981 under the name Adonis Energy, Inc. We adopted our current name in July 2002. Since 2003, we have been in the business of licensing the “Scores” trademarks and other intellectual property to fine gentlemen’s nightclubs with adult entertainment in the United States. As of October 13, 2026, there are six such clubs operating under the Scores name, in Chicago, Illinois; Tampa, Florida; Mooresville, North Carolina; Palm Springs, Florida, Las Vegas, Nevada, and Huntsville Alabama.

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

Summary of Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025 from our critical accounting policies and estimates disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

Results of Operations

Three Months Ended June 30, 2025 (“the 2025 three-month period”) Compared to Three Months Ended June 30, 2024 (“the 2024 three-month period”).

Revenues:

Revenues decreased to $52,800 for the 2025 three-month period from $73,500 for the 2024 three-month period as one source of revenue was not recognized in 2025 because collectability was not probable under ASC 606, while it was recognized in 2024.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expenses remained the same at $0 for the 2025 three-month period and the 2024 three-month period.

General and Administrative Expenses:

General and administrative expenses slightly increased during the 2025 and 2024 three-month period to $52,580 from $50,606, respectively due to the decrease in overall expenses including legal and management fees. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to $2,293 for 2025 and $5,096 for 2024.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income $220 or $0.000 per share for the 2025 three-month period as compared to our net income $22,894 or $0.000 per share for the 2024 three-month period. This decrease in our net income in 2025 was due to the decrease in revenues and accrual of additional accounting services.

Net income per share data for both the 2025 three-month period and the 2024 three-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Six Months Ended June 30, 2025 (“the 2025 six-month period”) Compared to Six Months Ended June 30, 2024 (“the 2024 six-month period”).

Revenues:

Revenues decreased to $105,600 for the 2025 six-month period from $147,000 for the 2024 six-month period. Revenues primarily decreased as we recognized previously deferred income under ASC 606 during the 2024 six-month period.

Our licenses are structured such that we receive royalty payments representing a percentage of revenues of the licensee, or structured with a flat monthly rate.

Other Expense

Total other expenses remained the same at $0 for the 2025 six-month period and the 2024 six-month period.

General and Administrative Expenses:

General and administrative expenses decreased significantly during the 2025 and 2024 six-month period to $68,077 from $92,231, respectively due to the decrease in management fees. Legal expenses, which are reflected in general and administrative expenses, attributable to ongoing litigation amounted to ($5,174) for 2025 and $9,101 for 2024. In 2025, we received a reimbursement of legal fees that were previously expensed in the prior year.

Provision for Income Taxes

The provision for income taxes relates primarily to the greater of average assets and capital taxable income. The average assets and capital are not impacted by net operating losses.

Net Income:

Our net income $37,523 or $0.000 per share for the 2025 six-month period as compared to our net income $54,769 or $0.000 per share for the 2024 six-month period. This decrease in our net income in 2025 was due to the limitation of recording revenue with ASC 606.

Net income per share data for both the 2025 six-month period and the 2024 six-month period is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

Cash:

At June 30, 2025, we had $81,112 in cash and cash equivalents compared to $87,049 in cash and cash equivalents at December 31, 2024.

Operating Activities:

Net cash used in operating activities for the 2025 and 2024 six-month period was ($5,937) and ($46,290), respectively. The increase in cash is related to the collection of receivable and payment of monies owed on accounts payable and accrued expenses.

Financing Activities:

Net cash used in financing activities for the 2025 six-month period was $0 and net cash used in financing activities for the 2024 six-month period was $0.

Investing Activities:

Net cash provided by investing activities for the 2025 six-month period was $0 and net cash used in investing activities for the 2024 six-month period was $0.

Future Capital Requirements:

We have incurred significant losses since the inception of our business. Since our inception, we have been dependent on funding from private lenders and investors to conduct operations. As of June 30, 2025, we had an accumulated deficit of $(6,780,690). As of June 30, 2025, we had total current assets of $139,212 and total current liabilities of $282,599 or working capital deficit of $143,387. As of December 31, 2024, we had total current assets of $128,299 and total current liabilities of $300,209 or working capital deficit of $171,910. The decrease in the amount of working capital deficit has been primarily attributable to the payment accounts payable and accrued expenses.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

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

(a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer), as of June 30, 2025, the end of the period covered by this report, our CEO and Chief Financial Officer have concluded that our disclosure of controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management concluded that our disclosure controls and procedures were not effective as of June 30, 2025, because of the deficiencies in our internal control over financial reporting relating to the effectiveness and timeliness of our financial statement review process, including policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies as of June 30, 2025, and subsequent reports should be considered material weaknesses in our internal control over financial reporting.

As set forth below, management has taken or will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the six-month period ended June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

On September 5, 2025, in an action entitled Jane Doe v. Roderick A. Martin, Scores Holding Company, Inc., Stone Park Entertainment, Inc., d/b/a Scores Chicago, filed in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case No. 2025L009824, the Plaintiff states a cause of action against Defendant Roderick A. Martin for Intentional Assault and Battery and cause of actions against Scores Chicago and the Company for Negligent Security/Premises Liability; Negligent Hiring, Supervision or Retention; Intentional Infliction of Emotion Distress; Willful and Wanton Misconduct; and Breach of Contract stemming from allegations that she was sexually assaulted and battered at the Scores adult entertainment club located in Chicago, Illinois (“Scores Chicago”). The Company is currently seeking counsel licensed in the State of Illinois to represent it. It is anticipated that the Company will move to dismiss the action against it because the Company, as simply the owner of the “Scores” brand and trademarks, did not own, operate or otherwise control Scores Chicago or employ, manage, or otherwise control Plaintiff’s employment.

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

SCORES HOLDING COMPANY, INC.

Date: October 14, 2026	By:	/s/ Robert M. Gans
Robert M. Gans
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 14, 2026	By:	/s/ Howard Rosenbluth
Howard Rosenbluth
Chief Financial Officer
(Principal Financial and Accounting Officer)